Form 10QSB
period 1998-06-30
AURORA GOLD CORP
filed 1998-11-13
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-24393

                             AURORA GOLD CORPORATION
                     (Exact name of small business issuer as
                            specified in its charter)

           Delaware                                             13-3945947
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

            1505 - 1060 ALBERNI STREET, VANCOUVER B.C. CANADA V6E 4K2
                    (Address of principle executive offices)

                                 (604) 687-4432
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                 YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,870,384 shares of Common Stock were outstanding as of June 30, 1998.

Transitional Small Business Disclosure Format (check one);

                                 YES [ ] NO [X]

                             AURORA GOLD CORPORATION

Statements contained in the quarterly report that are not historical facts are forward-looking statements as that term is defined in the Private securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from the estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Balance Sheet                                                                3

Statement of Operations and Accumulated Deficit                              4

Statement of Stockholders' Equity                                            5

Statement of Cash Flows                                                      6

Notes to Financial Statements                                                7

Aurora Gold Corporation
Balance Sheet
(Expressed in U.S. Dollars)                                                June 30,                June 30,
                                                                               1998                    1997
For the Periods Ended                                                   (Unaudited)             (Unaudited)
-----------------------------------------------------------------------------------------------------------
Assets
Current
     Cash and cash equivalents                                         $    53,143              $   529,907
     Non-trade accounts receivable                                          10,424                       --
                                                                       ------------------------------------
                                                                            63,567                  529,907

Fixed assets                                                                14,449                   12,732
Mineral properties and exploration expenditures                            193,484                   81,191
Organizational costs                                                         5,758                    8,060
                                                                       ------------------------------------
                                                                       $   277,258              $   631,890
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Surplus (Deficiency)

Liabilities
Current
     Accounts payable                                                  $     1,723              $    95,039
     Notes payable                                                              --                   25,000
                                                                       ------------------------------------
                                                                             1,723                  120,039
                                                                       ------------------------------------

Stockholders' deficiency,
     Share Capital
          Authorized
               50,000,000 common shares, par value $0.01
          Issued
               10,870,384 (1997 - 10,670,384)                               10,870                   10,670
     Paid in capital                                                     1,338,669                1,088,869
     Deficit                                                            (1,074,004)                (587,688)
                                                                       ------------------------------------
                                                                           275,535                  511,851
                                                                       ------------------------------------
                                                                       $   277,258              $   631,890
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Aurora Gold Corporation
Statements of Operations and Accumulated Deficit
(Expressed in U.S. Dollars)                                         June 30,                    June 30,
                                                                        1998                        1997
For the Six Month Periods Ended                                  (Unaudited)                 (Unaudited)
--------------------------------------------------------------------------------------------------------
Administration expenses

Amortization                                                   $      5,364                $      3,156
Bank charges and interest income, net                                    95                     (13,087)
Transfer agents, listing and filing fees                              9,510                      17,670
Shareholder relations, advertising and
   Promotions                                                         8,067                       3,121
Salaries and wages                                                   36,630                      33,975
Office and miscellaneous                                             13,760                      40,644
Professional fees (legal and accounting)                             13,508                      46,504
Consultants                                                           9,366                      22,137
Rent and other                                                        3,926                       8,148
Travel                                                                6,352                       7,499
Property development and examinations                                31,495                      22,893
Telephone                                                             4,743                       6,448
                                                               ----------------------------------------

Net loss for the period before
    write-off of mineral claims                                     142,816                     199,108


Write-off of mineral properties                                          --                      27,372
                                                               ----------------------------------------

Net loss for the period                                             142,816                     226,480


Accumulated deficit, beginning of period                            931,188                     361,208
                                                               ----------------------------------------

Accumulated deficit, end of period                             $  1,074,004                $    587,688
-------------------------------------------------------------------------------------------------------
Loss per Share
    - basic and diluted                                               $0.01                       $0.02
-------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                       10,724,828                  10,358,162
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Aurora Gold Corporation
Statements of Cash Flows
(Expressed in U.S. Dollars)
                                                                         June 30,                June 30,
                                                                             1998                    1997
For the Six Month Periods Ended                                       (Unaudited)             (Unaudited)
---------------------------------------------------------------------------------------------------------
Cash provided (used) by:

Operating activities
      Net loss for the period                                          $(142,816)               $(226,480)
      Items not involving cash
          Amortization                                                     5,364                    3,156
                                                                       ----------------------------------
                                                                        (137,452)                (223,324)

      Changes in non-cash working capital balances
          Decrease in accounts payable                                   (67,142)                 (38,863)
          (Increase) decrease in accounts receivable                       1,901                   51,364
                                                                       ----------------------------------
                                                                        (202,693)                (210,823)
                                                                       ----------------------------------

Financing activities
      Proceeds from the issuance of common stock                         250,000                  745,158
      Notes payable                                                            0                  (25,000)
                                                                       ----------------------------------
                                                                         250,000                  720,158
                                                                       ----------------------------------
Investing activities
      Purchase of fixed assets                                                 0                   (8,296)
      Mineral properties                                                (117,085)                 (41,781)
                                                                       ----------------------------------
                                                                        (117,085)                 (50,077)
                                                                       ----------------------------------

Increase (decrease) in cash for the period                               (69,778)                 459,258

Cash, Beginning of period                                                122,921                   70,649
                                                                       ----------------------------------
Cash, end of period                                                    $  53,143                $ 529,907
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
Statements of Stockholder's Equity
(Expressed in U.S. Dollars)
(Unaudited)
For the six months ended June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------

                                                      Common Stock                  Additional                            Total
                                              -----------------------------          Paid-In         Accumulated       Stockholder's
                                                Shares             Amount            Capital           Deficit            Equity
                                              -------------------------------------------------------------------------------------
Issued for debt                               11,461,150        $    11,461        $        --       $        --        $    11,461
                                              -------------------------------------------------------------------------------------

Balance, January 1, 1996                      11,461,150             11,461                 --                --             11,461

Adjustment for reverse
     stock split                              (7,640,766)            (7,641)             7,641                --                 --

Issuance of common stock
    For cash                                   5,800,000              5,800            334,120                --            339,920

    For mineral properties                       300,000                300              2,700                --              3,000
Net loss for the year                                                                                   (361,208)          (361,208)
                                              -------------------------------------------------------------------------------------

Balance, December 31, 1996                     9,920,384              9,920            344,461          (361,208)            (6,827)

Issuance of common stock
    For cash                                     750,000                750            744,408                --            745,158
Net loss for the year                                                                                   (569,980)          (569,980)
                                              -------------------------------------------------------------------------------------

Balance, December 31, 1997                    10,670,384             10,670          1,088,869          (931,188)           168,351


Issuance of common stock
    For cash                                     200,000                200            249,800                --            250,000

Net loss for the period                                                                                 (142,816)          (142,816)
                                              -------------------------------------------------------------------------------------

Balance, June 30, 1998                        10,870,384        $    10,870        $ 1,338,669       $(1,074,004)       $   275,535

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

1.   Nature of Business and Going Concern

     The Corporation was formed on October 10, 1995 under the laws of the State of Delaware as Chef's Acquisition Corp. and is a development stage company. On May 20, 1996, the Corporation changed its name to Aurora Gold Corporation. The Company is in the business of developing mineral properties.

     In the opinion of management, the accompanying unaudited interim financial statements contain all the material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company for the interim period. Users of financial information produced for the interim periods are encouraged to refer to the notes contained in the Annual Report when viewing interim financial results. The results for the six-month period ended June 30, 1998 are not necessarily indicative of the result to be expected for the year.

2.   Fixed Assets

                                                                          1998
                                                                         -------
     Cost:

     Furniture                                                           $ 5,229
     Computer equipment                                                   11,554
     Office equipment                                                      8,017
                                                                         -------
                                                                          24,800
     Less accumulated
            Depreciation                                                  10,351
                                                                         -------

     Net book value                                                      $14,449
                                                                         -------

3.   Mineral Properties and Exploration Expenditures

     Guatemala Mineral claims

     Acquisition costs                                                  $ 30,499
     Exploration expenditures                                            162,985
                                                                        --------
                                                                        $193,484
                                                                        --------

4.   Organizational costs

     Cost                                                                $11,511
     Accumulated amortization                                              5,753
                                                                         -------
                                                                         $ 5,758
                                                                         -------

5.   Stockholder's Surplus (Deficiency)

                                                          Common Stock
                                                   -------------------------
                                                   Shares             Amount
                                                   ------             ------

     Balance, December 31, 1997                  10,670,384        $     10,670
     Issuance of common stock
              For cash                              200,000                 200
                                                 ------------------------------
                                                 10,870,384        $     10,870
                                                 ------------------------------

     Additional paid in Capital
     Balance, December 31, 1997                                    $  1,088,869
     Issuance of common stock
              For cash                                                  249,800
                                                                   $  1,338,669
     Accumulated Deficit
     Balance, December 31, 1997                                    $   (931,188)
     Net loss for the period                                           (142,816)
                                                                   ------------
                                                                   $ (1,074,004)

     Total shareholders' Equity                                    $    275,535
                                                                   ------------

6.   Related Party transactions

     (a) Included in accounts payable is $ 667 (December 31, 1997 - $45,532) due to directors and a corporation controlled by a director in respect of salaries, consulting fees and reimbursement for operating expenses.

     (b) During the period ended June 30, 1998 consulting fees, salaries and wages of $ 30,000 (December 31, 1997 -$97,276) were paid or are payable to directors or corporations controlled by directors.

7.   Loss Per Share

     Loss per share was computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. At June 30, 1998 10,724,828 (June 30, 1997 - 10,358,162).

8.   Non-Cash Transactions

     (a) Organizational costs of $11,461 were paid by former directors during 1995; these former directors received 3,820,383 shares in respect of these expenses.

     (b) During 1996, the Company issued 300,000 shares at $0.01 as part of the acquisition cost of a mineral property.

     (c) During 1997, the Company wrote off its Northwest Territories Mineral Properties in the amount of $21,810 and wrote off its Cape Bretton Mineral Properties in the amount of $113,786.

     The above non-cash transactions have not been included in the Statement of Cash Flows.

9.   Commitments

     The Company entered into a management contract with the President of the Company in 1997. The contract requires the Company to pay management fees totaling $5,000 per month together with an annual performance bonus. The contract can be terminated by either party with three months notice. This management contract was terminated on January 1, 1998.

ITEM 2. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.   General

The Company is a mineral exploration company based in Vancouver, Canada engaged in the exploration of base and precious metals worldwide. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." and is a development stage company. The Company had limited operations for the year ended December 31, 1995.

Since commencement of its exploration operations in 1996, the Company has undertaken a review of potential world mining properties with the objective of acquisitions, exploration and development.

In addition to Guatemala, primary regions under investigation by the Company include Argentina, Canada, Egypt, Mexico, United States of America, West Africa and South Africa.

The management of the Company has developed the following exploration objectives, the acquisition of properties with large scale potential, to minimize capital costs on leases or concessions, the acquisition of properties adjacent or in close proximity to recent discoveries of large scale mineral reserves, to be the first-in staking where possible, secured repatriation on mineral rights and royalties and to establish joint ventures and/or partnerships with established companies that possess the resources to complete mine development. All of the Company's properties are in the preliminary exploration stage without any presently known body of ore.

B.   Financing

In Fiscal 1997, the Company raised $750,000 through the issuance of 750,000 common shares at a price of $1.00 per. In May 1998, the Company raised $250,000 through the issuance of 200,000 common shares at a price of $1.25 per share.

C.   Financial Information

Six Months Ended June 30, 1998 versus Six Months Ended June 30, 1997

Net loss for the six months ended June 30, 1998 decreased by $83,664 over six months ended June 30, 1997, due primarily to:

     (1) The Company's write-off of certain mineral properties in the amount of $27,372 in the six months ended June 30, 1997.

     (2)  Stockholder and public relations  expenses increased by $4,946 ($8,067
          - six months ended June 30,  1998,  $3,121 - six months ended June 30,
          1997).

     (3) Legal and accounting fees decreased by $32,996 ($13,508 - six months ended June 30, 1998, $46,504 - six months ended June 30, 1997).

     (4) Consulting fees decreased by $12,771, ($9,366 - six months ended June 30, 1998, $22,137 - six months ended June 30, 1997).

     (5) Property development and examination expenses increased by $8,602 ($31,495 - six months ended June 30, 1998, $22,893 - six months ended June 30, 1997).

D.   Financial Condition

As of June 30, 1998 the Company had cash and cash equivalents of $53,143.

Although the Company believes that it has sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 1998 and
(ii) to conduct its preliminary exploration programs, without cash flow from operations it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreement or understanding with any person as to such additional financing.

None of the Company's properties has commenced commercial production and the Company has no history of earnings or cash flow from its operations. The company presently does not have sufficient financial resources to undertake all of its currently planned exploration and development programs. The further exploration and the potential development of any ore deposits found on the Company's exploration license depends upon the Company's ability to obtain financing through any or all of the joint venturing of properties, debt financing, equity financing or other means. There is no assurance that the Company will be successful in obtaining the required financing. Failure to obtain additional financing on a timely basis could cause the Company to forfeit its interest in such properties and reduce or terminate its operations. The Company has no understanding or agreements with any person regarding such additional funding requirements. The Company's auditor has indicated in its 1997 Annual Report that "the Company has incurred a loss from operations and lacks current liquidity which raises substantial doubt about its ability to pay current liabilities, and therefore continue as a going concern." Even if the results of exploration are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists on any property. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.

The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the foreseeable future.

E.   Year 2000 Issues

The "Year 2000 problem", as it has come to be known, refers to the fact that many computer programs use only the last two digits to refer to a year, and therefore recognize a year that begins with "20" as instead beginning with "19". For example, the year 2000 would be read as being the year 1900. If not corrected, this problem could cause many computer applications to fail or create erroneous results.

The Company has modified and tested all the critical applications of its information technology ("IT"), the result of which is that all such critical applications are now Year 2000 compliant. The Company believes that virtually all of the non-critical applications of its IT are or will be made Year 2000 compliant prior to January 1, 1999. The Company's analysis and program is directed by its or others with whom it transacts business, internal IT personnel. The total amount of the payments made to date and to be made hereafter to such independent consultant are not expected to be material. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the Year 2000. The Company intends to continue its analysis of whether its non-IT systems require any Year 2000 remediation. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

However, there can be no assurance that any of the Company's vendors or others, with whom it transacts business, will be Year 2000 compliant prior to such date. The company is unable to predict the ultimate affect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected, and, in addition, the company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company. The Company intends to monitor the progress of its vendors and customers in becoming Year 2000 compliant. The Company has not to date formulated a contingency plan to deal with the potential non-compliance of vendors and customers, but will be considering whether such a plan would be feasible.

F.   Forward Looking Statements

The Form  10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be "forward looking statements". Forward-looking statements are based on expectations, estimated and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. These include, but are not limited to, the risks of mining industry (for example, operational risks of exploring for, developing and producing crude oil and natural gas, risks and uncertainties involving geology of mineral deposits, the uncertainty of reserve estimates and estimates relating to production volumes, cost and expense projections, potential cost overruns and health, safety and environmental risks), risks relating to the Company's properties (for example, lack of operating history and transportation), fluctuations in mineral prices and exchange rates and uncertainties resulting from potential delays or changes in plans with respect to exploration or development projects or capital expenditures. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct.

                           PART 11. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM 2. Changes in Securities and Use of Proceeds

     Not Applicable

ITEM 3. Defaults Upon Senior Securities

     Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual General Meeting on May 28, 1998. At the meeting two shareholders holding 133,333 shares were present in person and 90 shareholders holding 6,608,878 were represented by proxy.

     At the meeting unanimous approval by a show of hands was given in respect to:

     1. The election of Messrs. David Jenkins, Antonino Cacace and John A.A. James as directors of the Company, and

     2.   The appointment of BDO Dunwoody as auditors of the Company.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:    July 30, 1998                      BY:  /s/  David Jenkins
         -------------                           -------------------------------
                                                      David Jenkins
                                                      Director and President

Date:    July 30, 1998                      BY:  /s/ John A.A. James
         -------------                           -------------------------------
                                                     John A.A. James
                                                     Director and Vice-President