Form 10QSB
period 1998-09-30
AURORA GOLD CORP
filed 1998-11-13
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

                          PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

          Balance Sheet                                                     3

          Statement of Operations and Accumulated Deficit                   4

          Statement of Stockholders' Equity                                 5

          Statement of Cash Flows                                           6

          Notes to Financial Statements                                     7

---------------------------------------------------------------------------------------
Aurora Gold Corporation
Balance Sheet
(Expressed in U.S. Dollars)                            September 30,     September 30,
                                                                1998              1997
For the Periods Ended                                    (Unaudited)       (Unaudited)
---------------------------------------------------------------------------------------
Assets
Current
   Cash and cash equivalents                             $       935       $   304,209
   Non-trade accounts receivable                              20,000                --
                                                        -------------------------------
                                                              20,935           304,209

Fixed assets                                                      --            18,625
Mineral properties and exploration expenditures              229,135            20,474
Organizational costs                                           5,010             7,484
                                                        -------------------------------
                                                         $   255,080       $   350,792
---------------------------------------------------------------------------------------

Liabilities and Stockholders' Surplus (Deficiency)

Liabilities
Current
   Accounts payable                                      $    33,758       $    50,140
   Notes payable                                                  --                --
                                                        -------------------------------
                                                              33,758            50,140
                                                        -------------------------------
Stockholders' deficiency,
   Share Capital
      Authorized
         50,000,000 common shares, par value $0.001
      Issued
         10,924,484 (1997 - 10,670,384)                       10,924            10,670
      Paid in capital                                      1,375,811         1,088,869
      Deficit                                             (1,165,413)         (798,887)
                                                        -------------------------------
                                                             221,322           300,652
                                                        -------------------------------
                                                         $   255,080       $   350,792
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------------------
Aurora Gold Corporation
Statements of Operations and Accumulated Deficit
(Expressed in U.S. Dollars)                         September 30,         September 30,
                                                             1998                  1997
For the Nine Month Periods Ended                      (Unaudited)           (Unaudited)
----------------------------------------------------------------------------------------
Administration expenses
    Amortization                                     $      6,112          $      4,938
    Transfer agents, listing and filing fees               11,063                22,671
    Shareholder relations, advertising  and
       promotions                                          27,103                62,311
    Salaries and wages                                     55,757                30,062
    General and administrative                             10,226                16,678
    Professional fees (legal and accounting)               28,755                52,070
    Consultants                                            13,237                58,980
    Rent and other                                          9,287                13,703
    Travel                                                 13,078                14,451
    Property development and examinations                  47,887                29,240
    Telephone and communications                           10,154                 8,584
                                                   -------------------------------------
Loss before other items                                   232,659               313,688

Other income (expenses)
    Interest income                                         2,634                14,295
    Interest expense and foreign exchange                  (4,200)               (2,373)
                                                   -------------------------------------
                                                           (1,566)               11,922
Net loss for the period before
    write-off of mineral properties                       234,225               301,766

Write-off of mineral properties                                --               135,913
                                                   -------------------------------------
Net loss for the period                                   234,225               437,679

Accumulated deficit, beginning of period                  931,188               361,208
                                                   -------------------------------------
Accumulated deficit, end of period                   $  1,165,413          $    798,887
----------------------------------------------------------------------------------------
Loss per Share
    - basic and diluted                              $      (0.02)         $      (0.04)
----------------------------------------------------------------------------------------
Weighted average common shares outstanding             10,774,657            10,463,766
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------------------------------
Aurora Gold Corporation
Statements of Cash Flows
(Expressed in U.S. Dollars)
                                                        September 30,      September 30,
                                                                 1998               1997
For the Nine Month Periods Ended                          (Unaudited)        (Unaudited)
-----------------------------------------------------------------------------------------
Cash provided (used) by:

Operating activities
      Net loss for the period                               $(234,225)         $(437,679)
      Adjustments to reconcile net loss to net cash
          used in operating activities
          Amortization                                          6,112              4,938
                                                           ------------------------------
                                                             (228,113)          (432,741)

      Changes in assets and liabilities
         Decrease in accounts payable                         (35,108)          (138,477)
         Decrease (Increase) in accounts receivable            (7,674)             1,364
                                                           ------------------------------
                                                             (270,895)          (569,854)
                                                           ------------------------------
Financing activities
      Proceeds from the issuance of common stock              250,000            795,158
      Issuance of common stock for debt                        37,196                 --
      Notes payable                                                --            (50,000)
                                                           ------------------------------
                                                              287,196            745,158
                                                           ------------------------------
Investing activities
      Purchase of fixed assets                                     --            (15,395)
      Proceeds from sale of fixed assets                       14,449                 --
      Mineral properties                                     (152,736)            73,651
                                                           ------------------------------
                                                             (158,287)            58,256
                                                           ------------------------------

Increase (decrease) in cash for the period                   (121,986)           233,560

Cash, beginning of period                                     122,921             70,649
                                                           ------------------------------
Cash, end of period                                         $     935          $ 304,209
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
Statements of Stockholder's Equity
(Expressed in U.S. Dollars)
(Unaudited)
For the nine months ended September 30, 1998
----------------------------------------------------------------------------------------------------------------------------------

                                               Common Stock                   Additional                                  Total
                                    --------------------------------            Paid-In           Accumulated          Stockholder's
                                       Shares               Amount              Capital             Deficit               Equity
                                    ----------------------------------------------------------------------------------------------
Issued for debt                      11,461,150          $    11,461          $        --         $        --          $    11,461
                                    ----------------------------------------------------------------------------------------------

Balance, January 1, 1996             11,461,150               11,461                   --                  --               11,461

Adjustment for reverse
     stock split                     (7,640,766)              (7,641)               7,641                  --                   --

Issuance of common stock
    For cash                          5,800,000                5,800              334,120                  --              339,920
    For mineral properties              300,000                  300                2,700                  --                3,000
Net loss for the year                                                                                (361,208)            (361,208)
                                    ----------------------------------------------------------------------------------------------

Balance, December 31, 1996            9,920,384                9,920              344,461            (361,208)              (6,827)

Issuance of common stock
    For cash                            750,000                  750              744,408                  --              745,158
Net loss for the year                                                                                (569,980)            (569,980)
                                    ----------------------------------------------------------------------------------------------

Balance, December 31, 1997           10,670,384               10,670            1,088,869            (931,188)             168,351

Issuance of common stock
    For cash                            200,000                  200              249,800                  --              250,000
    For debt settlement                  54,100                   54               37,142                  --               37,196
Net loss for the period                                                                              (234,225)            (234,225)
                                    ----------------------------------------------------------------------------------------------

Balance, September 30, 1998          10,924,484          $    10,924          $ 1,375,811         $(1,165,413)         $   221,322
----------------------------------------------------------------------------------------------------------------------------------

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

     In the opinion of management, the accompanying unaudited interim financial statements contain all the material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and the cash flows of the Company for the interim period. Users of financial information produced for the interim periods are encouraged to refer to the notes contained in the Annual Report when viewing interim financial results. The results for the nine-month period ended September 30, 1998 are not necessarily indicative of the result to be expected for the year.

2.   Fixed Assets

                                      1998
     Cost:
     Furniture                      $  5,229
     Computer equipment               11,554
     Office equipment                  8,017
                                    --------
                                      24,800
     Less accumulated
        Depreciation                  10,351
                                    --------
     Net book value                 $ 14,449
                                    ========

     In September 1998, the fixed assets were sold for their book value to a director of the Company.

3.   Mineral Properties and Exploration Expenditures

     Guatemala Mineral claims
     Acquisition costs             $  30,499
     Exploration expenditures        198,636
                                   ---------
                                   $ 229,135
                                   =========

4.   Organizational costs

     Cost                          $  11,511
     Accumulated amortization          6,501
                                   ---------
                                   $   5,010
                                   =========

5.   Stockholder's Surplus (Deficiency)

                                           Common Stock
                                              Shares             Amount
                                           ------------       ------------
     Balance, December 31, 1997              10,670,384       $     10,670
     Issuance of common stock
              For cash                          200,000                200
              For debt settlement                54,100                 54
                                           ------------       ------------
                                             10,924,484       $     10,924
                                           ------------       ------------
     Additional paid in Capital
     Balance, December 31, 1997                               $  1,088,869
     Issuance of common stock
              For cash                                             249,800
              For debt settlement                                   37,142
                                                              ------------
                                                              $  1,375,811
                                                              ------------
     Accumulated Deficit
     Balance, December 31, 1997                               $   (931,188)
     Net loss for the period                                      (234,225)
                                                              ------------
                                                              $ (1,165,413)
                                                              ------------
     Total shareholders' Equity                               $    221,322
                                                              ------------

6.   Related Party transactions

     (a) Included in accounts payable is $ 2,279 (December 31, 1997 - $45,532) due to directors and a corporation controlled by a director in respect of salaries, consulting fees and reimbursement for operating expenses. On September 29, 1998 $37,142 in payables to a director was settled through the issue of 54,100 shares at a cost of $0.6875 per share.

     (b) During the period ended September 30, 1998 consulting fees, salaries and wages of $ 51,538 (December 31, 1997 -$97,276) were paid or are payable to directors or corporations controlled by directors.

7.   Loss Per Share

     Loss per share was computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. At September 30, 1998 10,774,657 (September 30, 1997 - 10,463,766).

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

10.  Subsequent Events

     On October 15th 1998, the Company secured a loan facility for $50,000. This loan facility is in the form of a Promissory Note and bears interest at the Citibank (New York City, USA) prime rate plus one percent. The loan is repayable within fourteen days of receipt of a written demand from the lender for repayment of the Facility.



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


B.   Financing

In Fiscal 1997, the Company raised $750,000 through the issuance of 750,000 common shares at a price of $1.00 per share versus $355,000 in Fiscal 1996. In May 1998, the Company raised $250,000 through the issuance of 200,000 common shares at a price of $1.25 per share.

C.   Financial Information

Nine Months Ended September 30, 1998 versus Nine Months Ended September 30, 1997

Net loss for the nine months ended September 30, 1998 decreased by $203,454 over the nine months ended September 30, 1997, due primarily to:

     (1) The Company's write off of certain mineral properties in the amount of $135,913 in the nine months ended September 30, 1997.

     (2)  Stockholder  and  public  relations   expenses  decreased  by  $35,208
          ($27,103 - nine months ended September 30, 1998, $62,311 - nine months ended September 30, 1997).

     (3) Legal and accounting fees decreased by $23,315 ($28,755 - nine months ended September 30, 1998, $52,070 - nine months ended September 30,
          1997).

     (4) Consulting fees decreased by $45,743 ($13,237 - nine months ended September 30, 1998, $58,980 - nine months ended September 30, 1997).

     (5) Property development and examination expenses increased by $18,647 ($47,887 - nine months ended September 30, 1998, $29,240 - nine months ended September 30, 1997).

D.   Financial Condition

As of September 30, 1998 the Company had cash and cash equivalents of $935.

The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 1999 and (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

          Not Applicable

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


Date:  November 5, 1998                 BY:  /s/ David Jenkins
                                             -----------------------
                                             David Jenkins
                                             Director and President


Date:  November 5, 1998                 BY:  /s/ John A.A. James
                                             -----------------------
                                             John A.A. James
                                             Director and Vice-President