Form 10KSB
period 1998-12-31
AURORA GOLD CORP
filed 1999-04-16
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 1998

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

Registrant's telephone number, including area code 604-687-4432

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12 (g) of the Securities Exchange Act of 1934:

Title of each class                                  Name of each exchange on
                                                     which registered

Common stock, par value $0.001 per share             NASD OTC Bulletin Board


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenue for the fiscal year ended December 31, 1998 was $Nil

     The aggregate market value of the Registrant's voting common Stock held by non-affiliates was $2,214,411 as of March 31, 1999. There were 11,231,494 shares of the registrant's Common Stock outstanding as of March 31, 1999.

Documents incorporated by reference herein: None

Transitional Small Business disclosure format (check one); YES [ ] NO [ X ]

                             AURORA GOLD CORPORATION

     This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. "Business", Item 2. "Properties", Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" Item 7 "Financial Statements", Item 12 "Certain Relationships and Related Transactions".

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.

ITEM 1. BUSINESS

(A)  GENERAL

     Aurora Gold Corporation (the "Company" or "Aurora") was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." Initially formed for the purpose of engaging in the food preparation business, it redirected its business efforts in late 1995 following a change of control, which occurred on October 30, 1995, to the acquisition, exploration and, if warranted, the development of mineral resource properties. The Company changed its name to Aurora Gold Corporation on August 20, 1996 to more fully reflect its business activities.

     Since its redirection, the Company's activities have been limited primarily to the acquisition of rights to certain mineral properties and the implementation of preliminary exploration programs on these properties in which it has acquired an interest. See "Item 2. Description of Property."

     The Company is engaged in the location, acquisition, exploration and, if warranted, development of mineral resource properties. All of the mineral properties in which the Company has an interest or a right to acquire an interest in are currently in the exploration stage. None of the properties have a known body of ore. The Company's primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Its secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development either through equity financing, by way of joint venture or option agreements or through a combination of both.

     Currently, the Company's activities are centred in Canada, Guatemala and the United States of America.

     The Company is in the process of assessment of its properties for exploration and over the course of the next twelve months, to initiate warranted exploration programs to further explore and develop each property held. None of the Company's properties contain any known reserves.

     The Company's common stock is traded on the NASD's OTC Bulletin Board.

The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the near future.

     The Company's offices are located at 1505 - 1060 Alberni Street, Vancouver, British Columbia Canada V6E 4K2.

(B)  SIGNIFICANT DEVELOPMENTS IN FISCAL 1998 AND SUBSEQUENT EVENTS

     In fiscal 1998, the Company raised $250,000 through the issuance of 200,000 common shares at a price of $1.25 per share. In November 1998, a $50,000 Promissory note (including accrued interest) was converted into 71,667 shares at a price of $0.75 per share. In December 1998, a $100,000 Promissory note (including accrued interest) was converted into 143,333 shares at a price of $0.75 per share. Amounts owing to a director of $68,697 were settled with the issuance of 96,105 common shares in December 1998. The conversion rates were based on the quoted market price at the date of conversion. In fiscal 1999, amounts owing to a director of $60,555 were settled in January 1999 with the issuance of 50,000 common shares.

     On June 4, 1998, the Company voluntarily filed Form 10-SB with the Securities and Exchange Commission ("SEC") in the United States to register its common stock. Included in the filing were the audited financial statements of the Company for the years ended December 31, 1997 and 1996 prepared in accordance with accounting principles generally accepted in the United States. On August 10, 1998, the SEC issued its first comments on the content of the Company's filing. The SEC requested the Company change its accounting policy with respect to the capitalization of exploration costs to comply with the Commission's interpretation of the accounting for exploration costs in the mining industry.

     The Company amended its policy concerning mineral exploration costs to record as an expense in the period, incurred costs relating to the Company's exploration activities. Previously the costs were capitalized until the properties were determined to be impaired based on the evaluation of management. The change in accounting policy was adopted retroactively and accordingly, prior year's operations have been restated to account for the write-off of exploration costs previously deferred. The Company's 1997 financial statements were amended to decrease assets and increase the net loss by $45,900 or $0.01 per share. The change in accounting for mineral exploration costs means that exploration costs will be charged to income until such time that proven reserves are established. From that time forward, the Company will capitalize all costs to the extent that future cash flow from the reserves equals or exceeds the costs deferred. The company will not capitalise, at that time, costs previously written off, as there is no supporting guidance in accounting principles.

     It is the Company's understanding that after the Company changes its accounting for mineral exploration costs in its 1998 financial statements and 1998 10-KSB filing, the SEC Staff will have no more comments on the Form 10-SB filing.

     Agreement dated July 28, 1998 (the Guatemala Agreement July 28, 1998). The parties to the agreement of July 28, 1998 are the Company and Minera Montagua S.A. Under the terms of the agreement Minera Montagua S.A. has agreed to act as agent for Aurora Gold Corporation, drop the applications to the Guatemala government for exploration licenses for the following four (4) concessions; Atitlan, Carmona, El Rejon and El Triunfo and to make applications to the Guatemala government for approval of exploration licenses for the following six concessions: Aguas Calientes, Apantes, Valenton 1, La Esperanza, Miramundo and Tesoro at no additional cost to Aurora's existing package of Guatemala mineral concessions. Aurora will assume the payment of all fees and be responsible for maintaining the title to all the concessions in accordance with Guatemala mining law. In July 1997, the Company retained, pursuant to written agreements, Minera Montagua S.A. to act as its agent in Guatemala. During the fourth quarter of 1998, Minera Montagua S.A.'s services as agent for the Company was terminated and Oscar E. Rivera, the Company's legal representative in Guatemala, agreed to act as the Company's agent in Guatemala.

     The Company made application to the Guatemalan government for fifteen mineral exploration licenses and one mineral reconnaissance license, of which ten mineral exploration licenses were granted during the fiscal year. At
December   31,  1998  five   mineral   exploration
licenses and one mineral reconnaissance license were pending awaiting government approval. As a consequence of the results of the geological reconnaissance, sampling of rock outcrops and stream sediment sampling which was carried out in 1998 and the first quarter of 1999, it was decided to surrender six exploration licenses (January 1999) and withdraw four applications (February 1999). The Company retains four exploration licenses on which work is continuing, and has pending applications for one mineral exploration license and one mineral reconnaissance license.

     Option Agreement dated November 18, 1998 on the Totem Talc property between Aurora Gold Corporation and the property's Joint Venture owners, United Catalyst, Inc. and Getchell Gold Corporation. The Totem Talc property consists of 10 unpatented lode claims, covering approximately 206 acres, and is located near Metaline Falls in Pend Oreille County, Washington, approximately 100 miles north of Spokane. The Agreement calls for Aurora to pay the Joint Venture $5,000 on or before, May 18, 1999 in addition to the initial payment of $1,000 already made. Aurora Gold commits to expenditures of $5,000 by May 18, 1999 and an additional $50,000 by November 18, 1999 on further development of the project through market studies, geological and engineering work, claims maintenance and the like. On December 15, 1999 Aurora commits to pay the Joint Venture a further total of $400,000 commencing with $100,000 on that date and subsequent payments of $100,000 on December 15, 2000 and $200,000 on December 15, 2001.

     In February 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres South-Southeast of Prince Rupert, B.C. Canada.

(C)  EXPLORATION AND DEVELOPMENT

     The Company conducts exploration activities from it headquarters in Vancouver, Canada. The Company owns or controls unpatented mining claims, and, mineral concessions in Guatemala and the United States of America. The Company's strategy with respect to reserve replacement is to concentrate its efforts on
(1) existing operations where an infrastructure already exists, (2) other properties presently being developed and advanced-stage exploration properties that have been identified as having potential for additional discoveries, (3) advanced-stage exploration acquisition opportunities, and (4) grass-roots exploration opportunities. The Company is currently concentrating its exploration activities in Guatemala and the United States of America. The Company is also examining other exploration properties in Canada, Mexico and North Africa.

     Exploration expenses in Guatemala totalled $148,744 during fiscal 1998 (1997 - $45,900) in addition to the $37,942 (1997 - $30,499) in mineral property acquisition costs. At December 31, 1998 only ten of the mineral exploration concession licenses had been granted to the Company.

     Exploration expenses in the United States with respect to the Totem Talc property totalled $11,418 during fiscal 1998 (1997 - $Nil).

     Research and development expenditures of $47,314 (1997 - $73,429) were spent on project research and development in fiscal 1998.

         All of the Company's properties are in the exploration stages only and are without a known body of commercial ore. Development of these properties will only follow if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of the Company's operations will be in part directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

(D)  EMPLOYEES

     Prior to November 1998 the Company had 5 full time employees and 3 part time employees. As of February 28, 1999, there were 3 full time employees and three part time employees.

(E)  REGULATION OF MINING ACTIVITY

     Aurora's interests in its projects will be subject to various laws and regulations concerning development, production, taxes, labour standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on Aurora.

(F)  FOREIGN COUNTRIES AND REGULATORY REQUIREMENTS

     Aurora has mineral  interests located in Guatemala and the United States of
America.   There  are  significant   political  risks  involving  the  Company's
investment in Guatemala.

     Mineral exploration, development and mining activities on its interests may be affected in varying degrees by political stability, and the policies of other nations in respect of these countries. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected in varying degrees by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected in varying degrees by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation and make it more difficult for the Company to raise funds for the development of its mineral interests in such developing countries.

(G)  COMPETITION

     Many companies are engaged in the exploration and development of mineral properties. The company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, silver and industrial minerals. Many of these companies have substantially greater technical and financial resources than Aurora and thus the company may be at a disadvantage with respect to some of its competitors.

     The marketing of minerals is affected by numerous factors, many of which are beyond the control of the company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labour, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices. Significant price movements in mineral prices over short periods of time may be affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and, therefore, the economic viability of any of the Company's projects cannot accurately be predicted. As the Company is in the development stage, the above factors have had no material impact on operations or income.

(H)  ENVIRONMENTAL REGULATIONS

     All phases of the Company's operations in Guatemala and the United States of America are subject to environmental regulations. Environmental legislation in Guatemala and the United States of America is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Although the Company believes it is in compliance with all applicable environmental legislation, there is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company's operations.

(I)  MINING RISKS AND INSURANCE

     Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Company has a direct or indirect interest will be subject to all type of hazards and risks or unexpected formations, cave-ins, pollution, all of which could result in work stoppages, damages to property, and possible environmental damages. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities therefore could have a materially adverse effect upon the Company's financial condition.


ITEM 2. DESCRIPTION OF PROPERTY

All of the Company's properties are in the preliminary exploration stage and do not contain any known body of ore.

     The Company's exploration activities are presently in Canada, Guatemala and the United States of America.

(A)  CANADA:

     In February 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, B.C. Canada.

     This  developed  property  is  highlighted  by  consistence  of purity  and whiteness of the limestone zone outcropping along the southwest shore of Kumealon Lagoon. The zone is comprised mostly of white, recrystallized, fine to course grained limestone, striking 150 degrees and can be traced for at least 1200 meters. The zone is estimated to have an average stratigraphic thickness of 180 meters. Chip samples taken across the zone averaged 55.06% CaO, 2.11% insolubles and 43.51% ignition loss. The zone is estimated to contain 19 million tonnes of high-grade limestone over a strike length of 1200 meters, with an average width of 180 meters and an average height above water of 30 meters.

     The Company plans a complete geological investigation in connection with an extensive bedrock-sampling program in 1999.

(B)  GUATEMALA:

     In Guatemala, the Company's rights are working interests in Guatemala mineral exploration concession licenses and mineral reconnaissance licenses. In July 1997, the Company retained, pursuant to written agreements, Minera Montagua S.A. to act as its agent in Guatemala. During the fourth quarter of 1998, Minera Montagua S. A.'s services as agent for the Company was terminated and Oscar E. Rivera, the Company's legal representative in Guatemala, agreed to act as the Company's agent in Guatemala.

     The mineral exploration concession license confers on the titleholder the exclusive right to locate, study, analyze and evaluate the deposits that have been granted, within the licenses' territorial limits and to unlimited depth in the subsoil. The mineral reconnaissance license confers to the titleholder the exclusive rights to identify and locate possible areas for exploration, within the license's territorial limits and to unlimited depth in the subsoil.

     During 1998, the Company applied for fifteen (15) mineral exploration licenses and one (1) mineral reconnaissance license. The sixteen (16) mineral concession licenses encompass a number of gold and silver mines that were operated in Guatemala which date as far back as 1657.

     During 1998 the following ten (10) mineral exploration concession licenses were granted by the Guatemala government to the company, Miramundo (April 20, 1998), El Rancho (April 20, 1998), Monjitas (April 28, 1998), Los Angeles (May 5, 1998), Los Cipreces (May 5, 1998), Chiyax (May 5, 1998), Apantes (July 16,
1998), Jicaro (July 16, 1998), Valenton 1 (August 3, 1998) and Aguas Calientes (August 3, 1998). At December 31, 1998 five (5) mineral exploration concession licenses, Barranquillo, Bola de Oro, La Esperanza, La Union and El Tesoro 1 and one (1) mineral reconnaissance license, San Diego were pending, awaiting Guatemala government approval.

     All the Company's concessions are located within the South Volcanic Belt in Guatemala, which is considered to be the geological setting with the greatest mineral potential in the country. The Volcanic Province is represented by a Quaternary chain of active volcanoes to the south and Tertiary igneous rocks to the north. In the Tertiary area, ignimbrites and rhyolites crop out, as well as acidic tuffs and several intrusives. Gold-silver deposits are expected to be found in granites and in quartz veins within the tuffs. The epithermal type of precious and basic metallic deposits and the presence of lithofilic elements are associated with the geology of this area. In the eastern part of the volcanic province, the most common mineralogy is pyrite and arsenopyrite with chalcopyrite, covelite and native gold as associated minerals, and it is related to epithermal processes associated with intrusive igneous bodies. Important deposits of copper-lead-zinc-silver, gold-silver and lead-zinc mineralization occur in veins located in fractures within Tertiary volcanic rocks, typical features of epithermal deposits filling fissures that originated from tensional stresses. The mineralization consists mainly of zinc sulfides, lead-silver and copper with calcite and quartz as gangue minerals. Other deposits of economic importance are formed by a series of iron oxide bodies. It is important to note that most of this province has not yet been explored and evaluated, but it is one of the more important zones of interest due to its favorable geological environment for mineralization.

     During fiscal 1998, the Company carried out programs of geological reconnaissance, sampling of rock outcrops and sampling of stream sediments, on the mineral exploration concession licenses at Aguas, Apantes, Chiyax, El Rancho, Jicaro, Los Angeles, Los Cipreces, Miramundo, Monjitas and Valenton 1. In addition, similar programs were completed on five (5) properties for which applications for mineral exploration concession licenses were pending, specifically Barranquillo, Bola de Oro, La Esperanza, La Union and El Tesoro 1. As a consequence of the results of these programs, it was decided to surrender six mineral exploration concession licenses (January 1999) and withdraw four applications (February 1999).

     The Company retains a portfolio of four (4) mineral exploration concession licenses, Aguas Calientes, Apantes, Jicaro and Valenton 1 and has pending applications for one (1) mineral exploration concession license, La Esperanza and one (1) mineral reconnaissance license, San Diego.

     During 1999, the Company will complete exploration programs, involving field mapping, sampling of outcrops, sampling of stream sediments, and soil geochemistry, on the following mineral exploration concession licenses and mineral reconnaissance license areas:

     Aguas Calientes - Mineral Exploration Concession License:

          The Aguas Calientes mineral exploration concession is located in the department of Sacatepequez in western Guatemala, some 30 kilometers southwest of Guatemala City. It covers an area of 99 square kilometers.

     Apantes - Mineral Exploration Concession License:

          The Apantes mineral exploration concession is located in the Jutiapa and Jalapa departments of eastern Guatemala 130 kilometers east of Guatemala City. It covers an area of 88 square kilometers. The area is located within tertiary volcanic rocks in contact with several pockets of redbeds.

     Jicaro - Mineral Exploration Concession License:

          The Jicaro mineral exploration concession is located in the El Progreso department of eastern Guatemala, some 80 kilometers east of Guatemala City. It covers an area of 90 square kilometers. The geology of the region is characterized by the presence of several rock types, including intrusives, tertiary rhyolites and redbeds of the Cretaceous age and is marked by the presence of the Montagua Fault, the largest east-west structure in Guatemala.

     Valenton 1 - Mineral Exploration Concession License:

          The Valenton 1 mineral exploration concession is located in the Guatemala and Baja Verapaz departments in central Guatemala 20 kilometers north of Guatemala City. It covers an area of 25 square kilometers. The mineral exploration concession is located within metamorphic rocks extremely close to the Montagua Fault system in a zone of great geological complexity, which may control mineralization.

     La  Esperanza -  Application  pending for  Mineral  Exploration  Concession
     License:

          The La Esperanza mineral exploration concession is located in the Zacapa department in eastern Guatemala some 115 kilometers east of Guatemala City. It covers an area of 40 square kilometers. The vein system within metamorphic rocks consists of a set of large bulk quartz veins outcropping in some cases for up to 500 meters with an average width of 1.5 meters. The quartz veins contain sulfides in the form of galena, chalcopyrite, pyrite, native copper and some copper oxides. Veins outcrop along a four-kilometer long area. Some breccia type veins are also found to the east of the system.

     San Diego - Application pending for Mineral Reconnaissance License:

          The San Diego is a mineral reconnaissance concession located in the Zacapa and Chiquimula departments in eastern Guatemala, some 150 kilometers east of Guatemala City. As a mineral reconnaissance concession, it covers a larger area than a mineral exploration concession, namely 800 square kilometers. The main feature of the mineral reconnaissance concession is the fact that it completely surrounds the El Pato gold and silver mineral reserve, which is the best understood exploration project in Guatemala to date. Geologically, because of its size this mineral reconnaissance concession contains several geological settings. Most important is the presence of the Montagua Fault to the North and the Chiguimula Pluton (intrusive) on the eastern half of the concession.

     As a result of the results of the work programs of geological reconnaissance, and sampling of rock outcrops and stream sediments conducted during fiscal 1998 and early 1999 the following mineral exploration concession licenses were dropped in January and February 1999:

     Barranquillo  -  Mineral   Exploration   Concession  License   (application
                      withdrawn February 1999):

          The Barranquilla mineral exploration concession is located in the El Progreso department in eastern Guatemala, some 70 kilometers east of Guatemala City. It covers an area of 96 square kilometers. The geology of the concession is very similarly to that found in the Jicaro concession, which bounds Barranquilla to the east.

     Bola de Oro - Mineral Exploration Concession License (application withdrawn
                   February 1999):

          The Bola de Oro mineral exploration concession is located in the Chimaltenango department in western Guatemala some 60 kilometers west of Guatemala City. It covers an area of 110 square kilometers. The mineral exploration concession is located within the territory volcanic belt of Central Guatemala.

     Chiyax - Mineral Exploration Concession License (dropped January 1999):

          The Chiyax mineral exploration concession is located in the Totonicapan department of western Guatemala some 210 kilometers northwest of Guatemala City. It covers an area of 48 square kilometers. The geology of the area is very similar to that found at the Los Cipreces area due to their proximity.

     El Rancho - Mineral Exploration Concession License (dropped January 1999):

          The El Rancho  mineral  exploration  concession  is  located in the El
          Progreso and Zacapa departments in eastern Guatemala, some 95 kilometers east of Guatemala City. It covers an area of 90 square kilometers. Geology is very similar to that found in the El Barranquillo and Jicaro mineral exploration concessions, although El Rancho, is closest to the Montagua Valley and fault.

     Los Angeles 1 - Mineral  Exploration  Concession  License  (dropped January
                     1999)

     La Union 1 - Mineral Exploration  Concession License (application withdrawn
                  February 1999):

          The Los Angeles 1 and La Union 1 mineral exploration concessions are both located in the Zacapa department in eastern Guatemala close to the Honduras border. They cover an area of 180 square kilometers. Geographically the area is located on Paleozoic metamorphic rocks in contact with an intrusive body and tertiary volcanic terrain. The Los Angeles 1 and La Union 1 area correspond to one mineral exploration concession but were divided in order to avoid an extremely large mineral exploration concession.

     Los Cipreces - Mineral  Exploration  Concession  License  (dropped  January
                    1999):

          The Los Cipreces mineral exploration concession is located in the Totonicapan department in western Guatemala, 200 kilometers west of Guatemala City. It covers and area of 56 square kilometers. Geologically the area is located within the tertiary volcanic terrain close to several igneous bodies. It is important to recognize that the Montagua Fault is lost when it comes into contact with the tertiary volcanic rocks in the this particular area. It can be inferred that the Fault was buried but is still capable of controlling mineralization in the area in later tectonic events.

     Miramundo - Mineral Exploration Concession License (dropped January 1999):

          The Miramundo mineral exploration concession is located in the Jutiapa department in eastern Guatemala some 130 kilometers east of Guatemala City. It covers an area of 45 square kilometers. The area is located on tertiary volcanic terrain.

     Monjitas - Mineral Exploration Concession License (dropped January 1999):

          The Monjitas mineral exploration concession is located in the mountains of central Guatemala some 10 kilometers east of Guatemala City, and covers a total area of 20 square kilometers. This area is marked by the presence of an N-S fault, which is the eastern border of the Asuncion Valley. Tertiary volcanic rocks are predominant in the area. Several outcrops of silicified, oxidized and altered volcanic rocks have been located.

     Tesoro - Mineral  Exploration  Concession  License  (application  withdrawn
              February 1999):

          The Tesoro mineral exploration concession is located in the Zacapa department in eastern Guatemala next to the border with Honduras, some 175 kilometers east of Guatemala City. It covers an area of approximately 50 square kilometers. The exact area has not been calculated yet since the eastern limit of the mineral exploration concession is the borderline between Guatemala and Honduras and has an irregular shape. Geologically it is similar to the La Union and Los Angeles concessions due to their proximity. The mineral exploration concession is located on tertiary volcanic and intrusive rocks.

          The Company is actively examining and pursuing other mineral properties and prospects in Guatemala and will either acquire or file application for mineral exploration concession licenses and/or mineral reconnaissance concession licenses when promising properties are identified.

(C)  UNITED STATES OF AMERICA:

     The Totem Talc property is located near Metaline Falls, Pend Oreille County, Washington, approximately 100 miles north of Spokane. The total Mineral Resources, categorized as Combined Indicated and Inferred, are estimated as 2.22 million tons at a grade of 45.9% talc above a cut-off grade of 20% talc.

     Included in the total are Mineral Resources for two high grade areas, the Southwestern and Northeastern Areas, which are estimated to contain 861,000 tons at a grade of 60.2% talc above a cutoff grade of 50% talc. The mineralization in the Southwestern and Northeastern Areas is in the three most prominent and adjacent zones, and is amenable to extraction by open pit mining with low stripping ratios.

     The revised estimate of Mineral Resources represent increases of 71% in tonnage, and 2.27 % in talc grade above those previously reported by Aurora as provided by the Joint venture owners. The increases are mainly attributable to modifications in the geological interpretations with extensions both vertically and horizontally, and the fact that the previously reported Mineral Resources were confined by a preliminary open pit design.

     The Totem Talc property, consists of ten unpatented lode claims, covering approximately 206 acres, and is held under option by Aurora in an agreement with the joint venture owners, United Catalysts Inc. and Getchell Gold Corporation.

     The Company is currently considering strategies for advancing the development of the property based on the conclusions and recommendations in the report provided by the international firm of consultants responsible for the re-estimation of the Mineral Resources.


ITEM 3. LEGAL PROCEEDINGS

     The company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None


                                     PART 11

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Common Stock of the Company has been quoted on the OTC Bulletin Board since December 5, 1996. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the OTC bulletin Board for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

--------------------------------------------------------------------------------
                 First Quarter   Second Quarter   Third Quarter   Fourth Quarter
--------------------------------------------------------------------------------
1998 - High         $2.860          $2.125           $1.547          $1.125
--------------------------------------------------------------------------------
1998 - Low           1.750           0.938            0.672           0.687
--------------------------------------------------------------------------------
1997 - High          3.500           4.500            3.601           3.375
--------------------------------------------------------------------------------
1997 - Low           1.400           2.870            2.500           1.250
--------------------------------------------------------------------------------

     (b) As of December 31, 1998, there were 788 holders of record of the Common Stock.

     (c) There were no Common Stock cash dividends paid in 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

     The Registrant has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act").

          On May 12, 1998, the Company issued 200,000 shares at a price of $1.25 per share for an aggregate consideration of $250,000 pursuant to Rule 504 of Regulation D;

          In December 1998, amounts owing to a director of $37,196 were settled with the issuance of 54,100 common shares;

          In December 1998, amounts owing to a director of $31,501 were settled with the issuance of 42,005 common shares and

          In December 1998, the Company settled promissory notes payable of $150,000 with the issuance of 215,000 shares (including 15,000 shares issued in lieu of interest on the indebtedness).

          In January 1999, amounts owing to a director of $60,555 were settled with the issuance of 50,000 common shares.

     Except for 200,000 shares issued pursuant to Rule 504, such shares are "restricted securities," as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended, subject to certain restrictions regarding resale. Certificates evidencing all of the above-referenced securities have been stamped with a restrictive legend and will be subject to stop transfer orders.

     The Registrant believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.


ITEM 6. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(A)  GENERAL

     The Company is a mineral exploration company based in Vancouver, Canada engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." and is a development stage company. The Company had limited operations for the year ended December 31, 1995.

     Since commencement of its exploration operations in 1996, the Company has undertaken a review of potential mining properties throughout the world with the objective of acquisitions, exploration and development.

     In addition to Guatemala and United States of America, primary regions under investigation by the Company include Argentina, Canada, Egypt, Mexico, North Africa, West Africa and South Africa.

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

     The Company had no material revenues during fiscal 1998 and 1997. Income during fiscal 1998 and 1997 was the result of interest earned on funds raised, as the Company has no mineral properties in production. All funds raised in fiscal 1998 and 1997 were used in the exploration and development of the Company's properties.

     During the next 12 months the Company needs to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses, to conduct work on its exploration properties, to meet its obligations under the Totem Talc agreement (see Item 1 Business - Significant Developments in Fiscal 1998 and Subsequent Events - Option agreement dated November 18, 1998) and to further develop the Company through the possible acquisition or joint venturing of additional mineral properties either in the exploration or development stage. Additional employees will be hired on a consulting basis as required by the exploration projects.

(B)  FINANCING

     In Fiscal 1997, the Company raised $750,000 through the issuance of 750,000 common shares at a price of $1.00 per share.

     In Fiscal 1998, the Company raised $250,000 through the issuance of 200,000 common shares at a price of $1.25 per share. In November of 1998, a $50,000 Promissory Note (including accrued interest) was converted into 71,667 shares at a price of $0.75 per share. In December 1998, a $100,000 Promissory Note (including accrued interest) was converted into 143,333 shares at a price of $0.75 per share. The conversion rates were based upon the quoted market price at the date of conversion. In fiscal 1999, amounts owing to a director of $60,555 were settled in January 1999 with the issuance of 50,000 common shares.

(C)  FINANCIAL INFORMATION

     (a) Twelve Months Ended December 31, 1998 (Fiscal 1998) versus Twelve Months Ended December 31, 1997 (Fiscal 1997).

          Net loss for the twelve months ended December 31, 1998 increased by $535,724 over the twelve months ended December 31, 1997 due primarily to:

          (1) Stockholder and public relations expenses increased by $6,062 ($47,402 - twelve months ended December 31, 1998, $41,340 - twelve months ended December 31, 1997).

          (2) Legal and accounting fees decreased by $28,265 ($43,190 - twelve months ended December 31, 1998, $71,455 - twelve months ended December 31, 1997).

          (3) Consulting fees decreased by $46,378 ($Nil - twelve months ended December 31, 1998, $46,378 - twelve months ended December 31,
               1997).

          (4) Office and miscellaneous fees decreased by $61,584 ($12,825 - twelve months ended December 31, 1998, $74,409 - twelve months ended December 31, 1997). During 1998, the Company was able to reduce general administration expenses by cost sharing resources with four other junior resource companies.

          (5) Travel expenses decreased by $14,892 ($14,025 - twelve months ended December 31, 1998, $28,917 - twelve months ended December 31, 1997).

          (6) Exploration expenses decreased by $8,039 (See Item 1. Business - Exploration and Development and Note 3. Of the Financial
               Statements - Mineral Properties and Exploration Expenses ($207,476 - twelve months ended December 31, 1998, $215,515 -
               twelve months ended December 31, 1997). On June 4, 1998, the Company filed a Form 10-SB Registration Statement with the US Securities and Exchange Commission. At the request of the Staff of the SEC (see Item 1. Business Significant Developments in Fiscal 1998 and Subsequent Events) the Company has amended its accounting policy to charge to expense all exploration costs as incurred. Future costs will continue to be charged to income until such time that proven reserves are established. From that time forward, the Company will capitalise all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. Certain other 1997 financial statement amounts have been restated to conform to the 1998 presentation.

          (7) For the twelve months ended December 31, 1998, the Company recorded stock option compensation expense of $691,000 ($Nil - twelve months ended December 31, 1997).

     (b) Twelve Months Ended December 31, 1997 ("Fiscal 1997") versus Twelve Months Ended December 31, 1996 ("Fiscal 1996").

          Net loss in Fiscal 1997 increased by $254,672 over Fiscal 1996 to $615,880 as compared to $361,208 in Fiscal 1996, due primarily to

          (1) The Company's write off-of certain mineral properties in the amount of $39,410 and exploration expenditures of $215,515 (See
               Note 3. of the Financial Statements - Mineral Properties and Exploration Expenses and Item 6. Management

               Discussion and analysis of Financial Conditions and Results of Operations - B Financing - Note (6) Twelve months ended December 31, 1998 vs. twelve months ended December 31, 1997 for change in accounting policy and restatement of certain 1997 figures);

          (2) Increased legal and accounting fees of $19,200 ($71,455 in Fiscal 1997 as compared to $52,225 in Fiscal 1996); and

          (3) Increased payments to consultants ($46,378 in Fiscal 1997 as compared to $7,255 in Fiscal 1996).

(D)  FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 1998, the Company had cash and cash equivalents of $68,326 (December 31, 1997 - $122,921) and working capital of $47,746 (December 31, 1997
- $66,381) respectively. Total liabilities as of December 31, 1998 were $20,580 as compared to $68,866 on December 31, 1997, a decrease of $48,286. During 1998, net proceeds from the issuance of common stock were $250,000 (December 31, 1997
- $745,158). In Fiscal 1998 investing activities consisted of additions to mineral properties $38,942 (1997 - $30,499), notes receivable $20,000 (1997 -
Nil) and purchase of fixed assets Nil (1997 - $16,842). Net loss for the year increased $535,724 to $1,151,604 (December 31, 1997 - $615,880). Accounts
receivable decreased $12,326 to $Nil (December 31, 1997 - $12,326). In fiscal 1998 mineral properties of $Nil (December 31, 1997 - $39,410) were written off.

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

(E)  YEAR 2000 ISSUES.

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

     The Company has modified and tested all the critical applications of its information technology ("IT"), the result of which is that all such critical applications are now Year 2000 compliant. The Company believes that virtually all of the non-critical applications of its IT are or will be made Year 2000 compliant by June 30, 1999. The Company is using independent consultants to oversee the Year 2000 project as well, as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors. The total amount of the payments made to date and to be made hereafter to such independent consultant are not expected to be material. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the Year 2000. The Company intends to continue its analysis of whether its non-IT systems require any Year 2000 remediation. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

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

(F)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998,  Statement of Financial  Accounting  Standards  No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this statement is encouraged as of the beginning of any fiscal quarter. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

     In April 1998, Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities" was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organizations costs. It requires costs of start-up and organizational expenses to be expensed as incurred, as well as the recognition of a cumulative effect of a change in accounting principle for retroactive application of the standard. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company does not anticipate that adoption of the new standard will significantly affect costs capitalized in 1998 and year's prior.


ITEM 7. FINANCIAL STATEMENTS

     See ITEM 13 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this ITEM 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None

                                    PART 111.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

         The following table lists the names and positions of the executive officers and directors of the Company as of March 31, 1999. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.


Name                          Position
----                          --------

David E. Jenkins              Founder,  President  and  Director  since  October
                              1995.  President of Patagonia Gold Corporation and
                              Director of Eurasia Gold Fields, Inc. President of
                              Data Logic Marketing Corporation, 1989 to current.
                              Investment  advisor  for Paine  Webber,  Inc.  and
                              Blythe Eastman Dillon Inc., 1983 to 1989.

John A. A. James              Vice  President  and Director  since October 1996.
                              President of JAMine Inc. (James Askew  Associates,
                              Inc.) since 1988. President and Director of Mirage
                              Resource  Corporation from 1994 to 1997. Extensive
                              international  experience  in  exploration,   mine
                              development,   construction  and  management  from
                              1968.

Antonino G. Cacace            Director since October 1995. A Founder and current
                              Managing  Director  of  Stelax  Industries  in the
                              United Kingdom.

A. Cameron Richardson         Controller  since October 1997, & Secretary  since
                              April  1998.  1992  to  1997  held  the  following
                              accounting  positions  Attwood  Gold  Corporation,
                              Controller;  Royalstar Resources Ltd., Controller;
                              Goldrush    Casino   and    Mining    Corporation,
                              Controller;  1981  to  1992  International  Corona
                              Corporation

There are no family relationships between any of the executive officers.

     COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, OF THE EXCHANGE ACT OF 1934

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16
(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1998 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

(A)  General

     The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:


-----------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                    Long-Term Compensation
                                        ---------------------------------      -----------------------------------------------------
                                                                               Awards                      Payments
                                                                               ------------------------    -------------------------
                                                                                             Securities
                                                                  Other                      Under-                     All
                                                                  Annual       Restricted    Lying                      other
Name And                                                          Compen-      Stock         Options/      LTIP         Compen-
Principal Position          Year        Salary      Bonuses       Sation       Award(s)      SARs          Payouts      sation
                                        ($)         ($)           ($)          ($)           (=)           ($)          ($)
(a)                         (b)         (c)         (d)           (e)          (f)           (g)           (h)          (i)
------------------------------------------------------------------------------------------------------------------------------------
David Jenkins               1998        60,000      -0-           -0-          None          500,000       None         -0-
President and               --------------------------------------------------------------------------------------------------------
 Director                   1997        60,000      -0-           -0-          None          None          None         -0-
                            --------------------------------------------------------------------------------------------------------
                            1996        60,000      -0-           -0-          None          None          None         -0-
                            --------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
John A A. James             1998        -0-         -0-           -0-          None          200,000       None         -0-
Vice President and          --------------------------------------------------------------------------------------------------------
 Director                   1997        34,713      -0-           -0-          None          None          None         -0-
                            --------------------------------------------------------------------------------------------------------
                            1996        -0-         -0-           -0-          None          None          None         -0-
                            --------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Cameron Richardson          1998        9,946       -0-           -0-          None          25,000        None         -0-
Controller and              --------------------------------------------------------------------------------------------------------
 Secretary                  1997        2,000       -0-           -0-          None          None          None         -0-
                            ========================================================================================================
                            1996        -0-         -0-           -0-          None          None          None         -0-
====================================================================================================================================

     Effective January 1, 1998, none of the Company's officers or directors were party to an employment agreement with the Company. Prior to January 1, 1998 Mr. Jenkins had been party to a written agreement. Mr. Jenkins, in his capacity as president of the Company, receives a monthly salary of $5,000. Directors and/or officers receive expense reimbursement for expenses reasonably incurred on behalf of the Company.

(B)  Options/SAR Grants Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

--------------------------------------------------------------------------------
               OPTION/SAR GRANTS IN 1997(1) AND 1998 FISCAL YEARS
(Individual Grants)
--------------------------------------------------------------------------------

                                             Percent Of
                         Number of         Total Options/
                         Securities         SARs Granted
                         Underlying         To Employees        Exercise Or
                        Option/SARs          In Fiscal          Base Price
    Name                Granted (#)             Year              ($/Sh)          Expiration Date
    (a)                     (b)                 (c)                 (d)                 (e)
-------------------------------------------------------------------------------------------------
David Jenkins             200,000              17.3%               $0.01             06/26/03
                          200,000              17.3%                0.75             09/09/03
                          100,000               8.7%                0.75             12/11/03

John James                100,000               8.7%               $0.01             06/26/03
                           50,000               4.3%                0.75             09/09/03
                           50,000               4.3%                0.75             12/11/03

Cameron Richardson         25,000               2.2%               $0.75             09/09/03
-------------------------------------------------------------------------------------------------

(1)  No options were awarded in 1997.


(C)  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

--------------------------------------------------------------------------------
          AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
--------------------------------------------------------------------------------

                                                                       Number of
                                                                       Securities             Value Of
                                                                       Underlying             Unexercised
                                                                       Unexercised            In-The-Money
                            Shares                                     Options/SARs           Options/SARs
                            Acquired              Value                At FY-End($)           At FY-End($)
                            On Exercise           Realized             Exercisable/           Exercisable/
Name                        (#)                   ($)                  Unexercisable          Unexercisable
(a)                         (b)                   (c)                  (d)                    (e)
-----------------------------------------------------------------------------------------------------------
David Jenkins                 None                 None                   500,000                210,500
-----------------------------------------------------------------------------------------------------------
John James                    None                 None                   200,000                 99,000
-----------------------------------------------------------------------------------------------------------
Cameron Richardson            None                 None                    25,000                  3,125
-----------------------------------------------------------------------------------------------------------

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information, as of March 31, 1999 with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 31, 1999, there were 11,231,494 shares of Common Stock issued and outstanding.

         Name of                            Shares of Common        Approximate
        Beneficial                         Stock Beneficially        Percentage
          Owner                                  Owned                 Owned
          -----                                  -----                 -----

Globe Entertech Ltd.(1)                        2,000,000               16.7%
P.O. Box 209
Providencials,
Turk & Caicos Islands, BWI

Carrington International Limited(1)             630,000                 5.3%
Suite 2402
Bank of America Tower
12 Harcourt Road
Central, Hong Kong

Officers and Directors
----------------------

David E. Jenkins                               596,105(2)               5.0%
1505-1060 Alberni Street
Vancouver, B.C. Canada V6E 4K2

Antonino G. Cacace                               8,333                   *
Crud-y-Gloyat
Carswell Bay
Swansea Wales, U.K.

John James (3)                                 258,000(3)               2.2%
2055 South Ingalls Way,
Lakewood, Colorado
U.S.A. 80227

A. Cameron Richardson                          25,000(4)                 *
1505-1060 Alberni Street
Vancouver, B.C. Canada V6E 4K2
Officers and Directors (4 persons)             887,438(5)               7.4%


(1) None of the officers and directors of the Company are affiliated with either Globe Entertech Ltd. and/or Carrington International Limited.

(2) Includes options to purchase up to 500,000 shares of common stock. See "Item 10. Executive Compensation."

(3) Includes options to purchase up to 200,000 shares of common stock. See "Item 10. Executive Compensation."

(4)  Includes options to purchase up to 25,000 shares of common stock. See "Item
     10. Executive Compensation."

(5) Includes options to purchase up to 725,000 shares of common stock. See "Item 10. Executive Compensation."

o    Less than 1%.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The proposed business of the Company raises potential conflicts of interests between the Company and certain of its officers and directors.

     Certain of the directors of the Company are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of the directors of the Company, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or Management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment. In determining whether the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to the Company, the degree of risk to which the Company may be exposed and its financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. The Company is not aware of the existence of any conflict of interest as described herein.

     Directors and/or officers will receive expense reimbursement for expenses reasonably incurred on behalf of the Company.

     Included in accounts payable at December 31, 1998 is $3,475 (December 31, 1997 - $45,532) due to directors and a corporation controlled by a director in respect of salaries, consulting fees and reimbursement for operating expenses. On September 29, 1998 $37,196 in payables to a director was settled through the issue of 54,100 shares at a cost of $0.6875 per share. On December 11, 1998 $15,000 in payables to a director was settled through the issue of 20,000 shares at a cost of $0.7500 per share. On December 18, 1998 $16,501 in payables to a director was settled through the issue of 22,005 shares at a cost of $0.7500 per share. The conversion rates were based on the quoted market prices at the date of conversion. In January 1999, amounts owing to a director of $60,555 were settled with the issuance of 50,000 common shares.

     The Company does not pay a fee to its outside, non-officer directors. The Company believes that consulting fees and reimbursement for operating expenses paid to corporations owned by directors are comparable to amounts that would have been paid to at arms length third party providers of such services.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS - Reference is made to the Financial Statements appearing on pages F-1, through F-19

(a)(2) Financial Statement Schedules - See Index to Financial Statements, page 22

(a)(3)    EXHIBITS

3.1       Certificate of Incorporation*

3.2       Certificate of Amendment to the Certificate of Incorporation*

3.3       Certificate   of   Restoration   and   Renewal   of   Certificate   of
          Incorporation*

3.4       Amended and Restated By-laws*

10.1      Agreement dated July 18, 1997 between The Company and Minera Montagua,
          S.A.*

10.2 Agreement dated August 16, 1997 between the Company and Minera Montagua, S.A.*

10.3 Agreement dated November 3, 1997 between the Company and Minera Montagua, S.A.*

10.4      Agreement dated July 28, 1998 between the Company and Minera Montagua,
          S.A.*

10.5      Agreement dated August 24, 1998 with Jorge Mario Rios Munoz. *

10.6 Agreement dated November 18, 1998 between the Company and United Catalyst, Inc. and Getchell Gold Corporation.

10.7      Agreement  dated  February 23, 1999 between the Company and Gregory G.
          Crowe

21.1      List of subsidiaries of the Registrant.

27.1      Financial Data Schedule

----------
* Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: April 12, 1999                     BY: /s/ David Jenkins
      --------------                         --------------------------------
                                                 David Jenkins
                                                 Director and President

Date: April 12, 1999                     BY: /s/ John A.A. James
      --------------                         --------------------------------
                                                  John A.A. James
                                                  Director and Vice-President


(a)(1) THE FOLLOWING FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN ITEM 8 ARE LISTED BELOW

                          INDEX TO FINANCIAL STATEMENTS

     Financial Statements                                             Page
     --------------------                                             ----

Report of Independent Accountants                                  F-3
Consolidated Balance Sheets                                        F-4
Consolidated Statements of Stockholders' Equity                    F-5
Consolidated Statements of Operations                              F-6
Consolidated Statements of Cash Flows                              F-7
Summary of Significant Accounting Policies                         F-8
Notes to the Consolidated financial Statements                     F-12  to F-19

Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

Exhibit 10.6 Agreement dated November 18, 1998 between the company and United Catalyst, Inc. and Getchell Gold corporation


                              United Catalyst Inc.
                        Girdler, CCI and Houdry Catalysts

P.O. Box 32370                          Telephone: 502-634-7200
Louisville, KY 40232 USA                Telex: 204190, 204239
                                        Fax: 502-637-3732

November 18, 1998


Mr. David E. Jenkins
President
Aurora Gold Corporation
Suite 1505
1060 Alberni Street
Vancouver, British Columbia
Canada V6E 4K2

Re: Totem Talc Property

Dear Mr. Jenkins:

This letter will set forth the terms and conditions under which the Totem Talc Joint Venture (the "Joint Venture"), consisting of Getchell Gold Corporation, as successor in interest in the Joint Venture to FRM Minerals, Inc., and United Catalysts Inc. ("UCI") will sell to Aurora Gold Corporation ("Aurora") certain unpatented mining claims (the "Claims") that are owned or controlled by the Joint Venture relating to the property in Pend Oreille County, Washington, commonly known as the Totem Talc Property. The Claims are described in detail on Exhibit A attached to this letter. UCI is authorized by the Joint Venture to act as agent for the Joint Venture in connection with the sale of the Claims to Aurora.

1. Aurora has tendered to UCI as agent for the Joint Venture a check in the amount of $1,000 as a non-refundable earnest money (option) payment to induce the Joint Venture to remove the Claims from the marketplace for six
     (6) months from the date of this letter agreement. Upon receipt of a copy of this letter agreement signed on behalf of Aurora, UCI will deposit this check and the Joint Venture will not solicit or accept any offer to purchase the Claims during such six (6) month period. Upon execution of this letter agreement, Aurora will spend $10,000 prior to the end of eight
     (8) months from the date of this letter agreement on the Claims or on furthering the project through market studies, engineering or geological work claims maintenance, and the like.

2. At the end of six (6) months from the date of this letter agreement, Aurora will pay to UCI as agent for the Joint Venture an additional non-refundable earnest month (option) payment in the amount of $5,000 to induce the Joint Venture to continue to remove the Claims from the marketplace until the earlier of (i) termination of this letter agreement by the Joint Venture as provided in number 5 below, or (ii) payment by Aurora in full of the Purchase Price as provided in number 4 below. Upon receipt of such $5,000 payment, the Joint Venture will not solicit or accept any offer to purchase the Claims during such period.

3. At the end of eight (8) months from the date of this letter agreement, Aurora will spend $50,000 during the next four (4) months on the Claims or on furthering the project through market studies, engineering or geological work, claims maintenance, and the like. Any funds spent as provided in number 1 above in excess of the $10,000 commitment stated in number 1 can be counted toward the $50,000 commitment.

4. At the end of thirteen (13) months from the date of this letter agreement, Aurora will pay UCI as agent for the Joint Venture the amount of $400,000 as the purchase price for the Claims. This payment will be in addition to any monies Aurora spends on the Claims and the option payments as provided in numbers 1, 2, and 3 above. The payment of the purchase price will be spread out over a three year period. Aurora will pay $100,000 on December 15, 1999, $100,000 on December 15, 2000, and $200,000 on December 15, 2001.
     The Joint Venture will provide to Aurora a Quit Claim Deed to the Claims, in recordable from, upon payment of the final installment.

5. Any failure on the part of Aurora to meet the payment commitment of $5,000 in number 2 above or the purchase price installments totaling $400,000 in number 4 above or to demonstrate the expenditure of $60,000 as mentioned in numbers 1 and 3 above will give the Joint Venture the right to terminate this letter agreement, by notice in writing from UCI to Aurora. Aurora shall have the opportunity to cure the failure within the period of 30 days after receipt of UCI's notice. If Aurora fails to cure the failure to UCI's reasonable satisfaction, the Joint Venture shall have the right to give a final notice of termination in writing from UCI to Aurora. Upon such final notice of termination being given, all rights of Aurora in and to the Claims will cease. In this event, Aurora will return any and all information that it received from UCI about the Claims and will, in addition, give to UCI as agent for the Joint Venture all information that Aurora has developed pertaining to the Claims during the term that Aurora had the right to purchase the Claims.

6. Upon request after signature of this letter agreement, (A) UCI will make available to Aurora all information of whatever nature in the possession of UCI or Getchell that pertains to the Claims, it being understood that neither UCI nor Getchell makes any representations or warranties, express or implied, regarding the accuracy or completeness of such information or regarding the state or status of titles to the Claims; and (B) Aurora will provide the UCI a copy of receipts substantiating the expenditure of funds totaling $60,000 on the Claims or furthering the Project as provided in numbers 1 and 3 above.

7. Aurora agrees that, in consideration of the rights granted to it pursuant to this Agreement, Aurora will indemnify and hold harmless the Joint Venture, UCI, Getchell, and their respective officers, directors, employees and agents from and against any and all liabilities, costs, claims, damages, and expenses (including but not limited to reasonable attorney's fees and expenses) incurred by any of them as a result of any and all claims, demands, actions, proceedings, investigations, or lawsuits filed by any party, including any governmental agency, that are based upon or arise out of the Claims and/or the past, current or future condition of the Claims of the Totem Talc Property. The indemnification provided by Aurora under the preceding sentence shall include, but shall not be limited to, any such claims, demands, etc., that arise out of or are based on alleged damage to the environment. Aurora also agrees to conduction all of its operations and activities on the Claims in compliance with all applicable laws, rules and regulations; and to not create or permit the creation of any liens or encumbrances on the Claims.

If this letter agreement is acceptable to Aurora, please sign in the space provided below.


Sincerely yours,



UNITED CATALYSTS INC., as agent for the
TOTEM TALC JOINT VENTURE

By:    /s/ RICHARD POWER
       ---------------------------------

Title: LAND MANAGER
       ---------------------------------


ACCEPTED:

AURORA GOLD CORPORATION

By:    /s/ DAVID JENKINS
       ---------------------------------

Title: PRESIDENT
       ---------------------------------

Date:  NOVEMBER 20, 1998
       ---------------------------------

Exhibit A                                                        244076

Charles Cordalis
P.O. Box 927
Newport, WA  99156

                              CERTIFICATE OF FILING
                           OF ANNUAL MAINTENANCE FEES
                          FOR UNPATENTED MINING CLAIMS


KNOW ALL MEN BY THESE PRESENTS, that I, the undersigned subscriber, do depose and say:

That a maintenance fee of $100.00 per claim, necessary to hold same under mining laws of the United States and the State of Washington for and during the assessment year ending September 1, 1999, has been paid to the United States Government for the benefit of each of the following named contiguous lode mining claims:

Situated in Secs. 14 and 23, T39N, R44E, Pend Oreille County, Washington. The "Lode Claim Location Notice" or "Lode Mining Claim Location Certificate" forms for these claims are recorded as follows:

                                                 Pend Oreille County
                                                    Washington
                     Date           Date            Recordation                        BLM
Claim Name         Located        Recorded       Book           Page               Serial No.
TT                 1/10/85         2/4/85         61             826            ORMC         81562
TT #1              1/10/85         2/4/85         61             827            ORMC         81563
TT #2              1/10/85         2/4/85         61             828            ORMC         81564
TT #3              1/10/85         2/4/85         61             829            ORMC         81565
TT #4              1/10/85         2/4/85         61             830            ORMC         81566
TT #5              1/10/85         2/4/85         61             831            ORMC         81567
TT #6              1/10/85         2/4/85         61             832            ORMC         81568

TT #7              7/5/88          7/14/88        78            1387            ORMC        105442
TT #8              7/5/88          7/14/88        78            1388            ORMC        105443
TT *9              7/5/88          7/14/88        78            1389            ORMC        105444

The total maintenance fee paid for these ten claims for the assessment year equals $1,000.00 and has been paid to the necessary Bureau of Land Management office.

The names and addresses (mailing address and current residence) of the owner(s) or claimant(s) of these claims at whose instance the above expenditure was made and who hold these claims for valuable mineral content is:

                         United Catalysts, Inc.
                         Performance Minerals Group
                         P.O. Box 32370
                         Louisville, Kentucky 40232

                         244076                    143-288

                                     244076

The names of the person, corporation, or contractors who has filed the rental fees is:

                         Charles Cordalis
                         Consulting Geologist
                         P.O. Box 927
                         Newport, Washington 99156

Filed this 16 day of July, 1998             By: /s/ Charles Cordalis, Agent
                                                --------------------

State of Washington    )
                       )  ss
County of Pend Oreille )


This instrument was acknowledged before me this 16 day of July, 1998 by /s/ Charles Cordalis as Agent of United Catalysts, Inc.


IN WITNESS WHEREOF, I have hereunto set my hand and affixed my notarial Seal the day and year first above written.

/s/ Christine Mylan
-------------------
Notary Public
Address: Newport

      6-4-99
My commission expires



                            244076           143-289

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)

                                               Consolidated Financial Statements
                                                               December 31, 1998
                                                     (Expressed in U.S. Dollars)

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
--------------------------------------------------------------------------------


                                                               Table of Contents


Report of Independent Accountants


Consolidated Financial Statements


     Balance Sheets


     Statement of Stockholders' Equity


     Statements of Operations


     Statements of Cash Flows


Summary of Significant Accounting Policies


Notes to the Consolidated Financial Statements

================================================================================
                                               Report of Independent Accountants

--------------------------------------------------------------------------------

To The Board of Directors and Stockholders
Aurora Gold Corporation
(A development stage enterprise)


We have audited the Consolidated Balance Sheets of Aurora Gold Corporation (A development stage enterprise) as at December 31, 1998 and 1997, the Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997 and the Consolidated Statements of Operations and Cash Flows for the period from October 10, 1995 (inception) to December 31, 1998 and for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and its cash flows for the period from October 10, 1995 (inception) to December 31, 1998 and for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company has incurred a loss from operations and lacks liquidity which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9, the financial statements have been restated to reflect the effect of the change in accounting for exploration expenses.

                                                              "BDO Dunwoody LLP"
Vancouver, Canada
January 19, 1999                                           CHARTERED ACCOUNTANTS

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                                     Consolidated Balance Sheets
                                                     (Expressed in U.S. Dollars)

December 31                                                      1998                1997
-----------------------------------------------------------------------------------------
Assets

Current
  Cash                                                         $    68,326    $   122,921
  Non-trade accounts receivable                                                    12,326
                                                               --------------------------
                                                                    68,326        135,247
Fixed assets (Note 2)                                                   --         18,662

Notes receivable (Note 3)                                           20,000             --
Mineral property costs (Note 3)                                     69,441         30,499
Organization costs (Note 4)                                          4,607          6,909
                                                               --------------------------
                                                               $   162,374    $   191,317
==========================================================================================

Liabilities and Stockholders' Equity

Liabilities

Current
  Accounts payable and accrued liabilities                     $    20,580    $    68,866
                                                               --------------------------
Stockholders' equity
  Share capital
    Authorized
        50,000,000 common shares, par value $0.001 per share
    Issued
        11,181,494 (1997 - 10,670,389) common shares                11,181         10,670
   Additional paid-in capital                                    2,259,305      1,088,869
   Deficit accumulated during the development stage             (2,128,692)      (977,088)
                                                               --------------------------
                                                                   141,794        122,451
                                                               --------------------------
                                                               $   162,374    $   191,317
==========================================================================================

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Approved by the Board:


 /s/   David Jenkins                                /s/   John A.A. James
 --------------------------                        --------------------------
 Director                                           Director

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                  Consolidated Statement of Stockholders' Equity
                                                     (Expressed in U.S. Dollars)

For the years ended December 31, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                                Deficit
                                                                                            Accumulated
                                                 Common Stock             Additional         during the                 Total
                                           ------------------------          Paid-In        development          Stockholders'
                                             Shares          Amount          Capital              stage                 Equity
                                           -----------------------------------------------------------------------------------
Balance,
     January 1, 1997                        9,920,389        $ 9,920        $  344,461        $  (361,208)        $    (6,827)

Issuance of common Stock
   For cash  in
   March 1997 at
   $1.00 per
   share (less issue
   costs of $4,842)                           750,000            750           744,408                 --             745,158

Net loss  for  the
year (Note 9)                                      --             --                --           (615,880)           (615,880)
                                          -----------------------------------------------------------------------------------

Balance, December 31, 1997                 10,670,389         10,670         1,088,869           (977,088)            122,451

Issuance of common
 stock

 For cash in May
  1998 at  $1.25 per share                    200,000            200           249,800                 --             250,000

   For  settlement
   of indebtedness
     (Note 7)                                 311,105            311           229,636                 --             229,947

Grant of options to
   employees and
   directors (Note 5)                              --             --           518,900                 --             518,900

Grant of options to
   consultants (Note 5)                            --             --           172,100                 --             172,100

Net loss for the year                              --             --                --         (1,151,604)         (1,151,604)
                                          -----------------------------------------------------------------------------------

Balance, December 31, 1998                 11,181,494        $11,181        $2,259,305        $(2,128,692)        $   141,794
=============================================================================================================================

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                           Consolidated Statements of Operations
                                                     (Expressed in U.S. Dollars)

                                                                                      October 10
                                                                                            1995            Twelve-months ended
                                                                                  (inception) to               December 31
                                                                                     December 31      -----------------------------
                                                                                           1998
                                                                                    (cumulative)             1998          1997
-----------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
     Consultants                                                                   $     53,633        $         --        $ 46,378
     Depreciation and amortization                                                       17,255               6,515           6,923
     Interest, bank charges and foreign exchange                                         19,924              16,112           4,487
     Office and miscellaneous, net of recoveries                                        123,768              12,825          74,409
     Professional fees - legal                                                          128,340              36,789          49,296
                       - accounting                                                      38,560               6,401          22,159
     Rent and other                                                                      55,738              13,719          16,828
     Salaries and wages                                                                 219,424              72,708          49,440
     Shareholder relations, advertising and
       Promotion                                                                        107,082              47,402          41,340
     Stock option compensation (Note 5)                                                 691,000             691,000              --
     Transfer agent, listing and filing fees                                             45,949              16,538          23,267
     Travel                                                                              50,265              14,025          28,917
     Telephone                                                                           42,462              12,959          15,506
                                                                                  -------------------------------------------------

                                                                                      1,593,400             946,993         378,950

     Less interest income                                                                20,860               2,865          17,995
                                                                                  -------------------------------------------------

                                                                                      1,572,540             944,128         360,955

Exploration expenses (Note 3)                                                           516,742             207,476         215,515
Write off of mineral property costs (Note 3)                                             39,410                  --           39,410
                                                                                  -------------------------------------------------

Net loss for the period                                                            $  2,128,692        $  1,151,604        $615,880
===================================================================================================================================
Loss per share
  Basic and diluted                                                                                    $      (0.11)       $  (0.06)
                                                                                                       ============================

Weighted average common shares outstanding
  Basic and diluted                                                                                      10,800,784      10,515,988
                                                                                                       ============================


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

================================================================================
                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                           Consolidated Statements of Cash Flows
                                                     (Expressed in U.S. Dollars)

                                                                      October 10
                                                                            1995            Twelve-months ended
                                                                  (inception) to               December 31
                                                                     December 31      -----------------------------
                                                                           1998
                                                                    (cumulative)             1998          1997
--------------------------------------------------------------------------------------------------------------------
Cash provided (used) by:

Operating activities
    Net loss for the period                                      $(2,128,692)         $(1,151,604)         $(615,880)
    Adjustment to reconcile net loss to net cash used
     in operating activities
         Depreciation and amortization                                17,255                6,515              6,923
         Write off of mineral properties                              39,410                   --             39,410

        Compensation on stock options                                691,000              691,000                 --
         Expenses satisfied with common stock                         79,947               53,772                 --
    Changes in assets and liabilities
         Decrease in accounts receivable                                  --               12,326               39,038
         Increase (decrease) in accounts payable                      20,580              (22,111)           (65,036)
                                                                 ----------------------------------------------------

                                                                  (1,280,500)            (410,102)          (595,545)
                                                                 ----------------------------------------------------
Investing activities
  Purchase of fixed assets                                           (24,800)                  --            (16,842)
                                                                                                                  --
  Mineral property costs                                            (108,851)             (38,942)           (30,499)
  Notes receivable                                                   (20,000)             (20,000)                --
  Proceeds on disposal of fixed assets                                14,449               14,449                 --
  Incorporation costs                                                (11,511)                  --                 --
                                                                 ----------------------------------------------------

                                                                    (150,713)             (44,493)           (47,341)
                                                                 ----------------------------------------------------

Financing activities
  Proceeds from the issuance of common stock                       1,349,539              250,000            745,158
  Repayment of notes payable                                              --                   --            (50,000)

  Proceeds from notes and advances payable                           150,000              150,000                 --
                                                                 ----------------------------------------------------

                                                                   1,499,539              400,000            695,158
                                                                 ----------------------------------------------------

Increase (decrease) in cash for the period                            68,326              (54,595)            52,272

Cash, beginning of period                                                 --              122,921             70,649
                                                                 ----------------------------------------------------

Cash, end of period                                              $    68,326          $    68,326          $ 122,921
=====================================================================================================================



The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                      Summary of Significant Accounting Policies
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997

--------------------------------------------------------------------------------

Basis of Consolidation        These  consolidated  financial  statements include
                              the  accounts of the Company and its  wholly-owned
                              subsidiaries  Aurora  Gold,  S.A.  and Aurora Gold
                              (BVI)  Ltd.  All  intercompany   transactions  and
                              balances have been eliminated.

Principles of  Accounting     These  financial   statements  are  stated  in  US
                              dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

                              Certain 1997 financial statement amounts have been restated to conform to the 1998 presentation. The Company has amended its accounting policy to charge to expense all exploration costs as incurred. Future costs will continue to be charged to expense until such time that proven reserves are established. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.

Fixed Assets                  Depreciation  is  based  on the  estimated  useful
                              lives of the  assets  and is  computed  using  the
                              straight-line method of depreciation. Fixed assets
                              were    recorded   at   cost   less    accumulated
                              amortization. Depreciation was provided over the following periods:

                               Computer equipment   - two years
                               Office equipment
                               and furniture        - five years

Mineral  Properties and
Exploration Expenses          Exploration  costs are  charged to  operations  as
                              incurred as are normal development costs until such time that proven reserves are discovered. At
                              December 31, 1998 and 1997, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

                              Exploration   activities  conducted  jointly  with
                              others   are    reflected    at   the    Company's
                              proportionate interest in such activities.

Reclamation and
Decommissioning Costs         Costs  related to site  restoration  programs  are
                              accrued over the life of the project.

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                          Summary of Significant Accounting Policies - Continued
                                                     (Expressed in U.S. Dollars)

December 31, 1998 and 1997

--------------------------------------------------------------------------------


Foreign Currency
Transactions                  Foreign currency accounts are translated into U.S.
                              dollars as follows:

                              At the transaction  date,  each asset,  liability,
                              revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the year end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Organization Costs            The  Company   capitalized   all  costs   directly
                              incurred in its formation. These costs are being amortized on a straight-line basis over five years.

Accounting Estimates          The   preparation   of  financial   statements  in
                              conformity  with  generally  accepted   accounting
                              principles  requires  management to make estimates
                              and assumptions  that affect the reported  amounts
                              of  assets  and   liabilities  and  disclosure  of
                              contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial
Instruments                   The   respective   carrying   value   of   certain
                              on-balance-sheet       financial       instruments
                              approximated  their fair values.  These  financial
                              instruments  include cash,  non-trade accounts and
                              notes  receivable and accounts payable and accrued
                              liabilities.   Fair   values   were   assumed   to
                              approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising from these financial instruments.

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                          Summary of Significant Accounting Policies - Continued
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997

--------------------------------------------------------------------------------

Income Taxes                  The  Company has adopted  Statement  of  Financial
                              Accounting   Standards  ("SFAS")  No.  109,  which
                              requires  the Company to  recognize  deferred  tax
                              liabilities and assets for the expected future tax
                              consequences  of events that have been  recognized
                              in  the  Company's  financial  statements  or  tax
                              returns.   Under   this   method,   deferred   tax
                              liabilities and assets are determined based on the
                              difference   between   the   financial   statement
                              carrying amounts and tax bases of assets using enacted rates in effect in the years in which the differences are expected to reverse.

Loss per Share                Loss per  share is  computed  using  the  weighted
                              average  number of shares  outstanding  during the
                              year.  Effective  for the year ended  December 31,
                              1997, the Company adopted SFAS No. 128,  "Earnings
                              per share". Diluted loss per share is equal to the
                              basic  loss  per  share   because   common   stock
                              equivalents  consisting of 1,155,000 stock options
                              outstanding    at    December    31,    1998   are
                              anti-dilutive.

New Accounting
Pronouncements                In June 1998, the Financial  Accounting  Standards
                              Board   issued  SFAS  No.  133,   Accounting   for
                              Derivative  Instruments  and  Hedging  Activities.
                              SFAS No. 133 requires  companies to recognize  all
                              derivatives   contracts   as   either   assets  or
                              liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                              Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                          Summary of Significant Accounting Policies - Continued
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997

--------------------------------------------------------------------------------

New Accounting
Pronouncements - Continued    In April 1998, the American Institute of Certified
                              Public  Accountants  issued  Statement of Position
                              98-5,   "Reporting   on  the  Costs  of   Start-Up
                              Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard will not have a material effect on the financial statements.

Reclassifications             Certain  comparative amounts have been restated to
                              conform  with  the  current   period's   financial
                              statement presentation.

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997
--------------------------------------------------------------------------------

1.   Nature of Business and Going Concern

     The Company was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of exploration and development of mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable.

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required. These conditions raise substantial doubt about the
     Company's  ability  to  continue  as  a  going  concern.   These  financial
     statements do not include any adjustments that might result from this uncertainty.

--------------------------------------------------------------------------------

2.   Fixed Assets

                                           1998                  1997
                                    --------------------------------------------
                                             Accumulated             Accumulated
                                     Cost    Depreciation    Cost   Depreciation
                                    --------------------------------------------

      Furniture                     $  --      $    --      $ 5,229      $   350
       Computer equipment              --           --       11,554        4,695
      Office equipment                 --           --        8,017        1,093
                                    --------------------------------------------
                                       --           --       24,800        6,138
                                    --------------------------------------------
      Cost less accumulated
      depreciation                        $    --                  $18,662
                                    ============================================

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997

--------------------------------------------------------------------------------

3.   Mineral Properties and Exploration Expenses

     Mineral property costs consist of:

                                                             1998          1997

Guatemala                                                   $ 68,441    $ 30,499
Totem Talc                                                     1,000          --
                                                            --------------------

                                                            $ 69,441    $ 30,499
                                                            ====================

 Mineral exploration expenses consist of:

Cape Breton Mineral Claims

Exploration expenditures, end of year                       $113,786    $113,786
Exploration expenditures, beginning of year                  113,786      17,600
                                                            --------------------

Expenditures for the year                                         --      96,186
                                                            --------------------

Guatemala Mineral Claims

Exploration expenditures, end of year                        194,644      45,900
Exploration expenditures, beginning of year                   45,900          --
                                                            --------------------

Expenditures for the year                                    148,744      45,900
                                                            --------------------

Totem Talc

Exploration expenditures during the year and end of
  Year                                                        11,418          --
                                                            --------------------

General exploration                                           47,314      73,429
                                                            --------------------

Total                                                       $207,476    $215,515
                                                            ====================

a)   During  1997,   the  Company   abandoned  its  Cape  Breton  and  Northwest
     Territories mineral claims resulting in a write off of $39,410.

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997

--------------------------------------------------------------------------------

3.   Mineral Properties and Exploration Expenses - Continued

     b)   Guatemala Mineral Claims

          Under the terms of an agreement dated July 7, 1997, as revised November 3, 1997, between Minera Montagua S.A. ("Montagua") and the Company, Montagua has agreed to act as agent for the Company and apply to the Guatemala Government on the Company's behalf for four mineral exploration licenses covering the following four Guatemala mineral concessions: El Triunfo, El Rejon, Bola de Oro and Carmona. Upon completion of the Company's due diligence and the Guatemala Government approval of the four mineral explorations licenses, Montagua will receive 1,500 common shares of the Company per mineral exploration concession granted by the Guatemala Government for a total of 6,000 common shares. The Company will assume the payment of all fees and will be responsible for maintaining the title to all the concessions in accordance with Guatemala mining law. In 1997, the Company paid $5,000 to Montagua as required pursuant to the agreement.

          Under the terms of an agreement dated August 16, 1997, as revised November 3, 1997, between Montagua and the Company, Montagua has agreed to act as agent for the Company and apply to the Guatemala Government on the Company's behalf for further mineral exploration licenses covering the following eight Guatemala mineral concessions:
          Los Cipreces, Chiyax, Los Angeles, La Union, Barranquilla, El Rancho, Jicaro and Monjitas and two mineral reconnaissance concessions:
          Atitlan and San Diego. Upon the completion of the Company's due diligence and the Guatemala Government approval of the eight mineral exploration licenses and two reconnaissance licenses, Montagua will receive 1,500 common shares of the Company per mineral exploration/reconnaissance concession granted by the Guatemala government for a total of 15,000 common shares. Aurora will assume the payment of all fees and be responsible for maintaining the title to all the concessions in accordance with Guatemala mining law. In 1997, the Company paid $5,000 to Montagua as required pursuant to the agreement.

          In November 1997, the Company advanced a further $20,000 for locating additional concessions.

          Under the terms of an agreement dated July 28, 1998 between the Company and Montagua, Montagua has agreed to act as agent for the
          Company and drop applications to the Guatemala Government for exploration licenses for the following four concessions: Atitlan, Carmona, El Rejon and El Triunfo and to make applications to the Guatemala Government for approval of exploration licenses for the following six concessions: Aguas Calientes, Apantes, Valenton I, La Esperanza, Miramundo and Tesoro at no additional cost to Aurora's existing package of Guatemala mineral concessions. Aurora will assume the payment of all fees and be responsible for maintaining the title to all the concessions in accordance with Guatemala mining law.

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997
--------------------------------------------------------------------------------

3.   Mineral Properties and Exploration Expenses - Continued

          Each distinct mineral deposit per mineral concession acquired by the Company will be subject to a Net Smelter Return ("NSR") royalty equal to 1% of the NSR royalty payable to the Government of Guatemala.

          In July 1997, the Company retained, pursuant to written agreements, Montagua to act as its agent in Guatemala. During the fourth quarter of 1998, Montagua's services as agent for the Company were terminated and the Company's legal representative in Guatemala agreed to act as the Company's agent in Guatemala.

          The Company has advanced $20,000 to the two principals of Montagua under notes receivable. The notes receivable do not bear interest.

     c)   Totem Talc Property

          The Total Talc property consists of ten unpatented lode claims, covering approximately 206 acres and is held under option by the Company in an agreement dated November 1998 with the joint venture owners, United Catalysts Inc. and Getchell Gold Corporation. The Totem Talc property is located near Metaline Falls, Pend Oreille County, Washington, approximately 100 miles north of Spokane.

          The Agreement calls for the Company to pay the joint venture $5,000 on or before May 18, 1999 in addition to the initial payment of $1,000 already made. The Company also commits to expenditures of $5,000 by May 18, 1999 and an additional $50,000 by November 18, 1999 on further development of the project. On December 15, 1999 Aurora commits to pay the joint venture a further total of $400,000 commencing with $100,000 on that date with the subsequent payments of $100,000 on December 15, 2000 and $200,000 on December 15, 2001. The Company expects to finance the 1999 payment out of the proceeds of future equity issuances.


--------------------------------------------------------------------------------

     4.   Organization Costs

                                                        1998              1997

Cost                                                 $ 11,511          $ 11,511
Less accumulated amortization                          (6,904)           (4,602)
                                                     ---------------------------

                                                     $  4,607          $  6,909
                                                     ===========================

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997

--------------------------------------------------------------------------------

5.   Stock Options

     In 1997, the Company's Board of Directors approved a stock option plan ("the Plan") to offer an inducement to obtain services of key employees, directors and consultants of the Company. The maximum number of shares issuable under the Plan in any calendar year shall be an amount equal to 15% of the issued and outstanding common stock on January 1 of each year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the Company's capital stock on the date of grant). The exercise price of a non-qualified stock option must not be less than the par value of a share of the common stock on the date of the grant. The term of an incentive or non-qualified stock option is not to exceed five years.

     The Company applies Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro-forma information regarding Net Loss and Loss per Share is required under SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The weighted average fair value of options granted in 1998 was $0.79. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: no dividends, a risk-free interest rate of 5.45%, volatility factor of the expected market price of the Company's common stock of 91% and a weighted average expected life of the option of 30 months.

     Under the accounting provisions of SFAS 123, the Company's Net Loss and Loss per Share would have been reduced to the pro-forma amounts indicated below:

                                                   As Reported    Pro-forma
                                                 ---------------------------
       1998

     Net loss for the year                        $1,151,604     $1,161,604
     Loss per share - basic and diluted                $0.11          $0.11

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997

--------------------------------------------------------------------------------

5.     Stock Options - Continued

       A summary of the status of the Company's stock options as of December 31, 1998 and the changes during the year then ended is presented.

                                                            December 31, 1998
                                                        ------------------------
                                                                Weighted Average
                                                        Shares   Exercise Price
                                                        ------------------------
Outstanding at beginning of year                                --           --
Granted                                                  1,155,000     $   0.43
                                                        -----------------------

Outstanding and exercisable at end of year               1,155,000     $   0.43
                                                       ========================

Weighted average fair value of options granted
    during the year                                                   $   0.79
                                                                      =========

     Expense for the options granted in 1998 was in respect of the following:

                                          Employees
                                          and Directors   Consultants      Total
                                          --------------------------------------

Consulting fees                           $124,050       $     --       $124,050
Legal fees                                      --        117,922        117,922
Salaries and wages                         266,301             --        266,301
Exploration expenses                       128,549         54,178        182,727
                                          --------------------------------------

                                          $518,900       $172,100       $691,000
                                         =======================================

     The expense related to the grant of options to employees and directors consists of the difference between the exercise price and the market value of the Company's common stock at the grant date. Compensation expense for options granted to consultants is determined using the Black Scholes option pricing model.

     Stock options outstanding at December 31, 1998 are as follows:

              Number          Exercise Price             Expiry
             -----------------------------------------------------
              505,000            $0.01                   June 2003
              450,000            $0.75              September 2003
              200,000            $0.75               December 2003
            ---------
            1,155,000
            =========

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997

--------------------------------------------------------------------------------

5.   Stock Options - Continued

     No stock options were granted prior to 1998.


--------------------------------------------------------------------------------

6.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) Included in accounts payable is $3,475 (1997 - $45,532) due to directors and a company controlled by a director in respect of salaries, consulting fees and reimbursement for operating expenses.

     b)   During the year,  consulting fees, salaries and wages of $70,681 (1997
          - $97,276) were paid or are payable to directors or companies controlled by directors.

     c) In 1997, non-trade accounts receivable were due from companies sharing a common director, were without interest and were due on demand.

     d) In September 1998, fixed assets of $14,449 were sold for their book value to a director. The Company is renting these assets back on a month-to-month basis.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.


--------------------------------------------------------------------------------

7.   Non Cash Investing and Financing Activities

     Amounts owing to a director of $68,697 were settled in December 1998 with the issuance of 96,105 common shares. Also in November and December 1998, the Company settled promissory notes payable of $150,000 with the issuance of 215,000 shares (including 15,000 shares issued in lieu of interest on the indebtedness) of common stock. The conversion of indebtedness was done at the following prices:


               Conversion
               Indebtedness         Price             Shares
               ----------------------------------------------

               $ 37,193            $0.6875             54,100
                192,754              $0.75            257,005
               ---------                              -------

               $229,947                               311,105
               ==============================================

     The carrying value of the indebtedness approximated the fair value of the common shares issued.

================================================================================

                                                         Aurora Gold Corporation
                                                (A development stage enterprise)
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)
December 31, 1998 and 1997

--------------------------------------------------------------------------------

8.   Income Taxes

     a) The Company has net losses for tax purposes totalling approximately $1,917,000 which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 1998 and 1997. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current operations.

     The right to claim these losses expires as follows:

                   2011                 $ 360,000
                   2012                   567,000
                   2018                   990,000
                                       ----------
                                       $1,917,000
                                      ----------

     b) The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:

                                       1998              1997

Tax loss carryforwards              $ 651,780         $ 315,370
Fixed assets                               --             1,517
Mineral exploration expenses           70,061            15,606
Valuation allowance                  (721,841)         (332,493)
                                    ---------------------------

                                     $     --        $      --
                                    ===========================


--------------------------------------------------------------------------------

9.   Adjustment of Prior Year Results

     Effective for the 1998 fiscal year, the Company charges all costs of exploration to operations in the year incurred. Previously, such costs were capitalized until the properties were determined to be impaired based on the evaluation of management. This change has been applied on a retroactive basis. Accordingly, prior year's operations have been restated to account for the write-off of costs previously deferred. The net loss reported in 1997 has been increased while total assets were reduced by $45,900 or $0.01 per share.

     The change in accounting for mineral exploration costs was done to comply with Securities and Exchange Commission interpretations of the accounting for exploration costs in the mining industry.