Form 10QSB
period 1999-03-31
AURORA GOLD CORP
filed 1999-04-22
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

1505 - 1060 ALBERNI STREET, VANCOUVER B.C. CANADA V6E 4K2
(Address of principal executive offices)

(604) 687-4432
(Issuer's Telephone Number)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,287,368 shares of Common Stock were outstanding as of March 31, 1999.

Transitional Small Business Disclosure Format (check one);

YES [ ]  NO [X]

                             AURORA GOLD CORPORATION

     This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 Financial Information - Item 1. "Financial Statements", Item 2. "Management's Discussion and Analysis or Plan of Operation".

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                       PAGE

         Consolidated Balance Sheet                                    3

         Consolidated Statements of Stockholder's Equity               4

         Consolidated Statements of Operations                         5

         Consolidated Statement of Cash Flows                          6

         Notes to Financial Statements                                 7-9

--------------------------------------------------------------------------------
Aurora Gold Corporation
(A development stage enterprise)
Consolidated Balance Sheet
(Expressed in U.S. Dollars)

                                                                         1999              1998
March 31,                                                          (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------------
Assets
Current
     Cash and cash equivalents                                    $     8,477        $   297,140
     Non-trade accounts receivable                                      9,182                 --
                                                                  ------------------------------
                                                                       17,659            297,140

Fixed assets                                                               --             16,555
Notes receivable                                                       20,000                 --
Mineral property costs                                                 93,070             30,499
Organizational costs                                                    4,031              6,506
                                                                  ------------------------------
                                                                  $   134,760        $   350,700
------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Surplus (Deficiency)

Current
     Accounts payable                                             $    26,926        $    45,677
     Notes payable                                                         --                 --
                                                                  ------------------------------
                                                                       26,926             45,677
                                                                  ------------------------------
Stockholders' deficiency,
     Share Capital
          Authorized
               50,000,000 common shares, par value $0.001
          Issued
               11,287,368 (1998 - 10,870,387) common shares            11,288             10,920
          Additional paid-in capital                                2,344,700          1,338,619
          Deficit accumulated during the development stage         (2,248,154)        (1,044,516)
                                                                  ------------------------------
                                                                      107,834            305,023
                                                                  ------------------------------
                                                                  $   134,760        $   350,700
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Approved on behalf of the Board:

/s/ DAVID JENKINS                      /s/ JOHN A.A. JAMES
---------------------------            ---------------------------
Director                               Director

--------------------------------------------------------------------------------
Aurora Gold Corporation
(a development stage enterprise)
Consolidated Statements of Stockholder's Equity
(Expressed in U.S. Dollars)
(Unaudited)
For the period ended March 31, 1999
--------------------------------------------------------------------------------

                                                                                                         Deficit
                                                                                                       Accumulated
                                                               Common Stock            Additional       during the         Total
                                                       --------------------------       Paid-In        Development     Stockholder's
                                                         Shares          Amount         Capital           Stage           Equity
                                                       ----------------------------------------------------------------------------
Balance,
         January 1, 1997                                9,920,389     $     9,920     $   344,461      $  (361,208)    $    (6,827)

Issuance of common stock
         For cash in March 1997 at
           $1.00 per share (less issue
           costs of $4,842)                               750,000             750         744,408               --         745,158
Net loss for the year                                                                                     (615,880)       (615,880)
                                                       ----------------------------------------------------------------------------
Balance, December 31, 1997                             10,670,389          10,670       1,088,869         (977,088)        122,451

Issuance of common stock
         For cash in May 1998 at
           $1.25 per share                                200,000             200         249,800               --         250,000

         For settlement of
           Indebtedness                                   311,105             311         229,636               --         229,947

Grant of options to employees
  and directors                                                --              --         518,900               --         518,900

Grant of options to Consultants                                --              --         172,100               --         172,100

Net loss for the year                                                                                   (1,151,604)     (1,151,604)
                                                       ----------------------------------------------------------------------------
Balance, December 31, 1998                             11,181,494          11,181       2,259,305       (2,128,692)        141,794

Issuance of common stock
         For settlement of
           Indebtedness                                    80,874              82          65,108               --          65,190

         For finders fee                                   25,000              25          20,287               --          20,312

Net loss for the period                                                                                   (119,462)       (119,462)
                                                       ----------------------------------------------------------------------------
Balance, March 31, 1999                                11,287,368     $    11,288     $ 2,344,700      $(2,248,154)    $   107,834
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
Aurora Gold Corporation
(A development stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

                                                                   October 10
                                                                     1995                       Three-months ended
                                                                 (inception) to                      March 31,
                                                                    March 31,           ------------------------------------
                                                                     1999                   1999                   1998
For the periods ended                                             (cumulative)           (Unaudited)            (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
      Consultants                                                 $     53,633          $         --          $         --
      Depreciation and amortization                                     17,831                   576                 2,510
      Interest, bank charges and foreign exchange                       20,114                   190                   157
      Office and miscellaneous, net of recoveries                      105,006               (18,762)                7,779
      Professional fees - legal                                        130,240                 1,900                 2,791
                        - accounting                                    38,560                    --                    --
      Rent and other                                                    59,019                 3,281                   824
      Salaries and wages                                               244,371                24,947                13,112
      Shareholder relations, advertising and
          Promotion                                                     92,303               (14,779)                2,144
      Stock option compensation                                        691,000                    --                    --
      Transfer agents, listing and filing fees                          51,245                 5,296                 2,749
      Travel                                                            50,265                    --                    --
      Telephone                                                         44,422                 1,960                   604
                                                                  --------------------------------------------------------

                                                                     1,598,009                 4,609                32,670

      Less interest income                                              21,238                   378                   713
                                                                  --------------------------------------------------------

                                                                     1,576,771                 4,231                31,957

Exploration expenses                                                   631,973               115,231                35,471
Write off of mineral property costs                                     39,410                    --                    --
                                                                  --------------------------------------------------------

Net loss for the period                                           $  2,248,154          $    119,462          $     67,428
--------------------------------------------------------------------------------------------------------------------------
Loss per share
      Basis and diluted                                                                 $       0.01          $       0.01
                                                                                        ----------------------------------

Weighted average common shares outstanding
      Basic and diluted                                                                   11,219,696            10,670,389
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
Aurora Gold Corporation
(A development stage enterprise)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

                                                                 October 10
                                                                    1995                   Three-months ended
                                                               (inception) to                   March 31,
                                                                  March 31,          -------------------------------
                                                                    1999                1999                1998
For the periods ended                                           (cumulative)         (Unaudited)         (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Cash provided (used) by:

Cash flows from operating activities
      Net loss for the period                                    $(2,248,154)        $  (119,462)        $   (67,428)
      Adjustments to reconcile net loss to net cash used
        in operating activities
         Depreciation and amortization                                17,831                 576               2,510
         Write off of mineral properties                              39,410                  --                  --
         Compensation on stock options                               691,000                  --                  --
         Expenses satisfied with common stock                        165,449              85,502                  --
      Changes in assets and liabilities
         Decrease (increase) in accounts receivable                   (9,182)             (9,182)             12,326
         Increase(decrease) in accounts payable                       26,926               6,346             (23,189)
                                                                 ----------------------------------------------------

                                                                  (1,316,720)            (36,220)            (75,781)
                                                                 ----------------------------------------------------
Investing activities
      Purchase of fixed assets                                       (24,800)                 --                  --
      Mineral property costs                                        (132,480)            (23,629)                 --
      Notes receivable                                               (20,000)                 --                  --
      Proceeds on disposal of fixed assets                            14,449                  --                  --
      Incorporation costs                                            (11,511)                 --                  --
                                                                 ----------------------------------------------------

                                                                    (174,342)            (23,629)                 --
                                                                 ----------------------------------------------------
financing activities
      Proceeds from issuance of common stock                       1,349,539                  --             250,000
      Repayment of notes payable                                          --                  --                  --
      Proceeds from notes and advances payable                       150,000                  --                  --
                                                                 ----------------------------------------------------

                                                                   1,499,539                  --             250,000
                                                                 ----------------------------------------------------

Increase (decrease) in cash for the period                             8,477             (59,849)            174,219
Cash, Beginning of period                                                 --              68,326             122,921
                                                                 ----------------------------------------------------
Cash, end of period                                              $     8,477         $     8,477         $   297,140
                                                                 ----------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

Basis of Presentation

     In the opinion of management, the accompanying interim financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows of the Company and its consolidated subsidiaries for the interim period. Users of the financial information produced for the interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-KSB when reviewing interim financial results.

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Aurora Gold, S.A. and Aurora Gold (BVI) Ltd. All intercompany transactions and balances have been eliminated.

     Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. At March 31, 1999 and 1998, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.


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

2.   Fixed Assets

                                                       1999                       1998
                                              ---------------------------------------------------
                                                          Accumulated                Accumulated
                                               Cost       Depreciation      Cost     Depreciation
                                              ---------------------------------------------------
     Furniture                                $    --       $    --       $ 5,229       $   612
     Computer equipment                            --            --        11,554         6,140
     Office equipment                              --            --         8,017         1,493
                                              ---------------------------------------------------

                                                   --            --        24,800         8,245
                                              ---------------------------------------------------
     Cost less accumulated depreciation               $    --                    $16,555
                                              ===================================================

3.   Mineral Properties and Exploration Expenses

     Mineral property costs consist of:                      1999          1998

     Kumealon - Limestone property Canada                 $ 23,629      $     --
     Guatemala                                              68,441        30,499
     Totem Talc (United States of America)                   1,000            --
                                                          ----------------------

                                                          $ 93,070       $30,499
                                                          ======================

     Mineral exploration expenses consist of:

     Cape Bretton Mineral Claims
           Exploration expenditures, end of period        $113,786     $113,786
           Exploration expenditures, beginning of year     113,786      113,786
                                                          ---------------------
     Expenditures for the period                                --           --
                                                          ---------------------

     Guatemala Mineral Claims
           Exploration expenditures, end of period         239,984       80,894
           Exploration expenditures, beginning of year     194,644       45,900
                                                          ---------------------
     Expenditures for the period                            45,340       34,994
                                                          ---------------------

     Kumealon - Limestone
           Exploration expenditures, end of period           2,286           --
           Exploration expenditures, beginning of year          --           --
                                                          ---------------------
     Expenditures for the period                             2,286           --
                                                          ---------------------

     Totem Talc
           Exploration expenditures, end of period          30,720           --
           Exploration expenditures, beginning of year      11,418           --
                                                          ---------------------
     Expenditures for the period                            19,302           --
                                                          ---------------------

     Tunisia
           Exploration expenditures, end of period          19,878           --
           Exploration expenditures, beginning of year          --           --
                                                          ---------------------
     Expenditures for the period                            19,878           --
                                                          ---------------------

     General exploration                                    28,425          477
                                                          ---------------------

     Total                                                $115,231     $ 35,471
                                                          =====================


4.   Organization Costs

                                            1999            1998

     Cost                                $ 11,511        $ 11,511
     Less accumulated amortization         (7,480)         (5,005)
                                         ------------------------
                                         $  4,031        $  6,506
                                         ========================

5.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) Included in accounts payable is $Nil (1998 - $31,055) due to directors and a company controlled by a director in respect of salaries, consulting fees and reimbursement for operating expenses.

     b) During the period, consulting fees, salaries and wages of $15,000 (1998 - $10,000) were paid or are payable to directors or companies controlled by directors.

6.   Non Cash Investing and Financing Activities

     Amounts owing to a director of $42,190 were settled in January 1999 with the issuance of 50,000 common shares. In March 1999, the Company settled promissory notes payable of $15,000 with the issuance of 21,540 shares of common stock. In March accounts payable of $8,000 were settled with the issuance of 9,334. In March a finder's fee of $20,312 was settled with the issue of 25,000 shares of common stock. The conversion of indebtedness was done at the following prices:

                               Conversion
                 Indebtedness     Price        Shares
                 ---------------------------------------

                    $42,190       $0.84        50,000
                     27,312       $0.81        33,615
                     16,000       $0.72        22,259
                 ----------                ----------

                    $85,502                   105,874
                 ====================================

     The carrying value of the indebtedness approximated the fair value of the common shares issued.

7.   Outstanding Options

     At March 31, 1999, the Company had 1,155,000 options outstanding which are exercisable between $0.01 and $0.75 per common share at varying dates through 2003.

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

B.   Exploration

1.   Canada

     In February 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, B.C. Canada.

     The Company plans a complete geological investigation in connection with an extensive bedrock-sampling program in 1999

2.   Guatemala

     During fiscal 1998 and the first quarter of fiscal 1999, the Company carried out programs of geological reconnaissance, sampling of rock outcrops and sampling of stream sediments, on the mineral exploration concession licenses at Aguas Calientes, Apantes, Chiyax, El Rancho, Jicaro, Los Angeles, Los Cipreses, Miramundo, Monjitas and Valenton 1. In addition, similar programs were completed on five (5) properties for which applications for mineral exploration concession licenses were pending, specifically Barranquillo, Bola de Oro, La Esperanza, La Union and El Tesoro 1. As a consequence of the results of these programs, it was decided to surrender six mineral exploration concession licenses (January 1999) and withdraw four applications (February 1999).

     During 1999, the Company will complete exploration programs, involving field mapping, sampling of outcrops, sampling of stream sediments, and soil geochemistry, on the four (4) mineral exploration concession licenses, Aguas Calientes, Apantes, Jicaro and Valenton 1, the one pending (1) mineral exploration concession license, La Esperanza and the one (1) mineral reconnaissance license, San Diego.

2.   United States of America

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

C.   Financial Information

Three Months Ended March 31, 1999 versus Three Months Ended March 31, 998

     Net loss for the three months ended March 31, 1999 was $119,462 compared to a loss of $67,428 for the three months ended March 31, 1998. The increase in the current period net loss is the result of increased exploration expenditures of $115,231 (March 31, 1998 - $35,471).

     Office and miscellaneous, net of recoveries were a credit of $18,762 for the three months ended March 31, 1999 compared to $7,779 for the three months ended March 31, 1998.

     Shareholder relations, advertising and promotion had a credit of $14,779 for the three months ended March 31, 1999 compared to $2,144 for the three months ended March 31, 1998. The credit relates to a recovery of shared costs.

D.   Financial Condition

     At March 31, 1999, the Company had cash and cash equivalents of $17,659 (March 31, 1998 - $297,140) and a working capital deficiency of $9,267 (working capital March 31, 1998 - $251,463) respectively. Total liabilities as of March 31, 1999 were $26,926 (March 31, 1998 - $45,677), a decrease of $18,751. During the three months ended March 31, 1999 investing activities consisted of additions to mineral properties $23,629 (1998 - $Nil). Net loss for the three months ended March 31, 1999 increased $52,034 to $119,462 (Loss March 31, 1998 - $67,428). Accounts receivable increased $9,182 to $9,182 (March 31, 1998 - $Nil)

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 1999 and (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

Date:    April 21, 1999                     BY:  /s/ David Jenkins
         --------------                          ---------------------------
                                                 David Jenkins
                                                 Director and President

Date:    April 21, 1999                     BY:  /s/ John A.A. James
         --------------                          ---------------------------
                                                 John A.A. James
                                                 Director and Vice-President