Form 10QSB
period 1999-06-30
AURORA GOLD CORP
filed 1999-09-01
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ______________

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

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,319,488 shares of Common Stock were outstanding as of June 30, 1999.

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



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                            PAGE

Consolidated Balance Sheet                                                  3

Consolidated Statements of Stockholder's Equity                             4

Consolidated Statements of Operations                                       5

Consolidated Statement of Cash Flows                                        6

Notes to Financial Statements                                               7-10

----------------------------------------------------------------------------------------------
Aurora Gold Corporation
(A development stage enterprise)
Consolidated Balance Sheet (unaudited)
(Expressed in U.S. Dollars)                                      June 30,         December 31,
                                                                    1999                 1998
----------------------------------------------------------------------------------------------
Assets
Current
     Cash and cash equivalents                                   $     7,415       $    68,326
     Non-trade accounts receivable                                     5,590                --
                                                                 -----------------------------
                                                                      13,005            68,326

Fixed assets                                                              --                --
Notes receivable                                                      20,000            20,000
Mineral property costs                                                99,070            69,441
Organizational costs                                                   3,456             4,607
                                                                 -----------------------------
                                                                 $   135,531       $   162,374
----------------------------------------------------------------------------------------------

Liabilities and Stockholders' Surplus (Deficiency)

Current
     Accounts payable                                            $    39,218       $    20,580
                                                                 -----------------------------

                                                                      39,218            20,580
Long-term debt                                                       103,862                --
                                                                 -----------------------------

                                                                     143,080            20,580
                                                                 -----------------------------

Stockholders' deficiency,
     Share Capital
          Authorized
               50,000,000 common shares, par value $0.001
          Issued
               11,319,488 (1998 - 11,181,494) common shares           11,319            11,181
          Additional paid-in capital                               2,367,758         2,259,305
          Deficit accumulated during the development stage        (2,386,626)       (2,128,692)
                                                                 -----------------------------
                                                                      (7,549)          141,794
                                                                 -----------------------------
                                                                 $   135,531       $   162,374
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Approved on behalf of the Board:

/s/ DAVID JENKINS                                          /s/ JOHN A.A. JAMES
-----------------                                          ---------------------
Director                                                     Director

------------------------------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
(a development stage enterprise)
Consolidated Statements of Stockholder's Equity
(Expressed in U.S. Dollars)
(Unaudited)
For the period ended June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Deficit
                                                                                                   Acumulated
                                                          Common Stock              Additional     During the             Total
                                                 -------------------------------    Paid-In        Development         Stockholder's
                                                    Shares             Amount       Capital         Stage                 Equity
                                                 -----------------------------------------------------------------------------------
Balance,
         January 1, 1997                           9,920,389       $     9,920       $   344,461      $  (361,208)      $    (6,827)
Issuance of common stock
         For cash in March 1997 at
           $1.00 per share (less issue
           costs of $4,842)                          750,000               750           744,408               --           745,158

Net loss for the year                                                                                    (615,880)         (615,880)
                                                 -----------------------------------------------------------------------------------
Balance, December 31, 1997                        10,670,389            10,670         1,088,869         (977,088)          122,451
Issuance of common stock
         For cash in May 1998 at
           $1.25 per share                           200,000               200           249,800               --           250,000

         For settlement of
           Indebtedness                              311,105               311           229,636               --           229,947

Grant of options to employees
  and directors                                           --                --           518,900               --           518,900
Grant of options to Consultants                           --                --           172,100               --           172,100
Net loss for the year                                                                                  (1,151,604)       (1,151,604)
                                                 -----------------------------------------------------------------------------------
Balance, December 31, 1998                        11,181,494            11,181         2,259,305       (2,128,692)          141,794
Issuance of common stock
         For settlement of
           Indebtedness                              112,994                --               113           88,166            88,279

         For finders fee                                  --            25,000                25           20,287            20,312

Net loss for the period                                                                                  (257,934)         (257,934)
                                                 -----------------------------------------------------------------------------------
Balance, June 30, 1999                            11,319,488       $    11,319       $ 2,367,758      $(2,386,626)      $    (7,549)
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
(A development stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)                                               October 10
                                                                             1995                          Six-months ended
                                                                        (inception) to                          June 30,
                                                                            June 30,             -----------------------------------
                                                                             1999                   1999                    1998
For the periods ended                                                    (cumulative)            (Unaudited)             (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
      Consultants                                                        $     53,633           $         --            $      9,366
      Depreciation and amortization                                            18,406                  1,151                   5,364
      Interest, bank charges and foreign exchange                              21,851                  1,927                   3,718
      Office and miscellaneous, net of recoveries                             111,788                (11,980)                 13,760
      Professional fees - legal                                               132,963                  4,623                  11,463
                        - accounting                                           38,560                     --                   2,045
      Rent and other                                                           62,101                  6,363                   3,926
      Salaries and wages                                                      253,456                 34,032                  36,630
      Shareholder relations, advertising and
          Promotion                                                            92,328                (14,754)                  8,067
      Stock option compensation                                               691,000                     --                      --
      Transfer agents, listing and filing fees                                 52,134                  6,185                   9,510
      Travel                                                                   50,265                     --                   6,352
      Telephone                                                                44,376                  1,914                   4,743
                                                                         -----------------------------------------------------------

                                                                            1,622,861                 29,461                 114,944
      Less interest income                                                     21,299                    439                   3,623
                                                                         -----------------------------------------------------------

                                                                            1,601,562                 29,022                 111,321

Exploration expenses                                                          745,654                228,912                 110,638
Write off of mineral property costs                                            39,410                     --                      --
                                                                         -----------------------------------------------------------
Net loss for the period                                                  $  2,386,626           $    257,934            $    221,959
------------------------------------------------------------------------------------------------------------------------------------
Loss per share
      Basis and diluted                                                                         $       0.02            $       0.02
                                                                         -----------------------------------------------------------
Weighted average common shares outstanding
      Basic and diluted                                                                           11,225,661              10,724,828
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


---------------------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
(A development stage enterprise)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)                                           October 10
                                                                         1995                      Six-months ended
                                                                    (inception) to                     June 30,
                                                                        June 30,           --------------------------------
                                                                         1999                  1999                  1998
For the periods ended                                                (cumulative)          (Unaudited)           (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by:
Cash flows from operating activities
      Net loss for the period                                         $(2,386,626)         $  (257,934)         $  (221,959)
      Adjustments to reconcile net loss to net cash used
        in operating activities
         Depreciation and amortization                                     18,406                1,151                5,364
         Write off of mineral properties                                   39,410                   --                   --
         Compensation on stock options                                    691,000                   --                   --
         Expenses satisfied with common stock                             188,538              108,591                   --
      Changes in assets and liabilities
         Decrease (increase) in accounts receivable                        (5,590)              (5,590)             (67,142)
         Increase(decrease) in accounts payable                            39,218               18,638                1,901
                                                                      -----------------------------------------------------
                                                                       (1,415,644)            (135,144)            (281,836)
                                                                      -----------------------------------------------------

Investing activities
      Purchase of fixed assets                                            (24,800)                  --                   --
      Mineral property costs                                             (138,480)             (29,629)             (37,942)
      Notes receivable                                                    (20,000)                  --                   --
      Proceeds on disposal of fixed assets                                 14,449                   --                   --
      Incorporation costs                                                 (11,511)                  --                   --
                                                                      -----------------------------------------------------
                                                                         (180,342)             (29,629)             (37,942)
                                                                      -----------------------------------------------------
Financing activities
      Proceeds from issuance of common stock                            1,349,539                   --              250,000
      Repayment of notes payable                                          (65,000)             (15,000)                  --
      Proceeds from notes and advances payable                            318,862              118,862                   --
                                                                      -----------------------------------------------------
                                                                        1,603,401              103,862              250,000
                                                                      -----------------------------------------------------

Increase (decrease) in cash for the period                                  7,415              (60,911)             (69,778)
Cash, Beginning of period                                                      --               68,326              122,921
                                                                      -----------------------------------------------------
Cash, end of period                                                   $     7,415          $     7,415          $    53,143
---------------------------------------------------------------------------------------------------------------------------

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

    Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. At June 30, 1999 and 1998, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.


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

2.   Fixed Assets

                                                  June 30, 1999               June 30, 1998
                                            ------------------------------------------------------
                                                           Accumulated                Accumulated
                                                Cost       Depreciation      Cost     Depreciation
                                            ------------------------------------------------------
Furniture                                   $    --        $    --        $ 5,229        $   873
Computer equipment                               --             --         11,554          7,584
Office equipment                                 --             --          8,017          1,894
                                            ----------------------------------------------------
                                                 --             --         24,800         10,351
                                            ----------------------------------------------------
Cost less accumulated depreciation          $    --                       $14,449
                                            ====================================================


3. Mineral Properties and Exploration Expenses

      Mineral property costs consist of:                     1999           1998

Kumealon - Limestone property Canada                       $ 23,629     $   --
Guatemala                                                    68,441       30,499
Totem Talc (United States of America)                         6,000         --
                                                           ---------------------
                                                           $ 98,070     $ 30,499
                                                           =====================
Mineral exploration expenses consist of:

Canada - Yukon
      Exploration expenditures, end of period              $ 81,802     $   --
      Exploration expenditures, beginning of year              --           --
                                                           ---------------------
Expenditures for the period                                  81,802         --
                                                           ---------------------
Guatemala Mineral Claims
      Exploration expenditures, end of period               249,358      125,043
      Exploration expenditures, beginning of year           194,644       45,900
                                                           ---------------------
Expenditures for the period                                  54,714       79,143
                                                           ---------------------
Kumealon - Limestone
      Exploration expenditures, end of period                 2,286         --
      Exploration expenditures, beginning of year              --           --
                                                           ---------------------
Expenditures for the period                                   2,286         --
                                                           ---------------------
Totem Talc
      Exploration expenditures, end of period                48,801         --
      Exploration expenditures, beginning of year            11,418         --
                                                           ---------------------
Expenditures for the period                                  37,383         --
                                                           ---------------------
Tunisia
      Exploration expenditures, end of period                19,878         --
      Exploration expenditures, beginning of year              --           --
                                                           ---------------------
Expenditures for the period                                  19,878         --
                                                           ---------------------

eneral exploration                                          32,849       31,495
                                                           ---------------------

Total                                                      $228,912     $110,638
                                                           =====================

4.       Organization Costs
                                                        1999              1998
Cost                                                 $ 11,511          $ 11,511
Less accumulated amortization                          (8,055)           (5,753)
                                                     ---------------------------
                                                     $  3,456          $  5,758
                                                     ===========================


5.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) Included in accounts payable is $19,513 (1998 - $667) due to directors and a company controlled by a director in respect of salaries, consulting fees and reimbursement for operating expenses.

     b) During the period, consulting fees, salaries and wages of $30,000 (1998 - $30,000) were paid or are payable to directors or companies controlled by directors.

6.   Non Cash Investing and Financing Activities

     Amounts owing to a director of $42,190 were settled in January 1999 with the issuance of 50,000 common shares. In March 1999, the Company settled promissory notes payable of $15,000 with the issuance of 22,871 (including accrued interest) shares of common stock. In March accounts payable of $7,000 were settled with the issuance of 8,615. In March, amounts owing to a director of $22,650 were settled with the issuance of 31,510 shares. In March, a finder's fee of $20,312 was settled with the issue of 25,000 shares of common stock. The conversion of indebtedness was done at the following prices:

                                                 Conversion
                             Indebtedness          Price             Shares
                             -----------------------------------------------
                              $ 42,190              $0.84             50,000
                                27,312              $0.81             33,615
                                39,089              $0.72             54,381
                              --------                               -------

                              $108,591                               137,996
                              ==============================================

     The carrying value of the indebtedness approximated the fair value of the common shares issued.

7.   Outstanding Options

     At June 30, 1999, the Company had 1,155,000 options outstanding which are exercisable between $0.01 and $0.75 per common share at varying dates through 2003.


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

B.   Exploration

1.   British Columbia, Canada

     In February 1999, the Company acquired, by staking, a high grade limestone property six (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, B.C. Canada.

     The Company plans a complete geological investigation in connection with an extensive bedrock-sampling program in 1999.

2.   Yukon Territories, Canada

     In May and June 1999 the Company acquired by staking, 100% interest in five gold exploration properties covering approximately 240 square kilometers, in the Yukon's Tintina Gold Belt. The primary interest lies between the Tintina Fault to the north and the Denali Fault to the south and defining a broad arc through central Alaska and the Yukon.

     Over  the  past  several  months  the  Company  has  compiled  geochemical, geophysical and Yukon Minifile information for the Yukon in a computer-based Graphical Information System (GIS). With this input, the Company has been able to identify a large number of gold targets within the Yukon's Tintina Gold Belt. The Company has mobilized sampling and mapping crews to the Yukon to carry out reconnaissance soil and stream sediment geochemical sampling at the properties in addition to sampling other target locations.

3.   Guatemala

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

4.   Tunisia

     During the past several months the Company has reviewed and extensive collection of data prepared by the Tunisia Office National des Mines (the "ONM") including historical production, detailed geological mapping, geochemistry, geophysics and in many cases, drill hole data to outline areas of interest in Tunisia. Based on its analysis the Company in July entered into five option agreements with High March Holdings Ltd. ("High Marsh") to acquire 100% interest in five zinc properties in the North African country of Tunisia.

     The properties are located within, or near the `Zone des Domes" district, a SW-NE striking belt of Triassic salt-domes and diapirs intruded into Cretaceous carbonates, located in Northern Tunisia. The zone is approximately 250 km long and 80 km wide. Nearly all of the historic lead/zinc producers, and three currently producing lead/zinc mines are located in the Zone des Domes district. The targets are replacement-type deposits of galena and sphalerite, accompanied by barite and flourite, and similar in setting to `Mississippi Valley Type' (MTV) lead/zinc deposits but tend to have appreciably higher zinc grades. The five exploration permits (Permis de Recherche des Mines) under option have been formally awarded to High Marsh by the Director General of Mines for Tunisia (Le Directeur General des Mines).

5.   United States of America

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

C.   Financial Information

Six Months Ended June 30, 1999 versus Six Months Ended June 30, 998

     Net loss for the six months ended June 30, 1999 was $257,934 compared to a loss of $221,959 for the six months ended June 30, 1998. The increase in the current period net loss is the result of increased exploration expenditures of $228,912 (June 30, 1998 - $110,638).

     Office and miscellaneous, net of recoveries were a credit of $11,980 for the six months ended June 30, 1999 compared to $13,760 for the six months ended June 30, 1998.

     Shareholder relations, advertising and promotion had a credit of $14,779 for the six months ended June 30, 1999 compared to $8,067 for the six months ended June 30, 1998. The credit relates to a recovery of shared costs.

D.   Financial Condition

     At June 30, 1999, the Company had cash and cash equivalents of $7,415 (June 30, 1998 - $53,143) and a working capital deficiency of $26,213 (working capital June 30, 1998 - $61,844) respectively. Total liabilities as of June 30, 1999 were $39,218 (June 30, 1998 - $1,723), an increase of $37,495. During the six months ended June 30, 1999 investing activities consisted of additions to mineral properties $29,629 (1998 - $37,942). Net loss for the six months ended June 30, 1999 increased $35,975 to $257,934 (Loss June 30, 1998 - $221,959).
Accounts receivable decreased $4,834 to $5,590 (June 30, 1998 - $10,424)

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

     The Company has modified and tested all the critical applications of its information technology ("IT"), the result of which is that all such critical applications are now Year 2000 compliant. The Company believes that virtually all of the non-critical applications of its IT are Year 2000 compliant. The Company is using independent consultants to oversee the Year 2000 project as well, as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors. The total amount of the payments made to date and to be made hereafter to such independent consultant are not expected to be material. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the Year 2000. The Company intends to continue its analysis of whether its non-IT systems require any Year 2000 remediation. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

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

Date:    August 27, 1999                BY:      /s/ David Jenkins
                                                 ---------------------------
                                                 David Jenkins
                                                 Director and President

Date:    August 27, 1999                BY:      /s/ John A.A. James
                                                 ---------------------------
                                                 John A.A. James
                                                 Director and Vice-President