Form 10QSB
period 1999-09-30
AURORA GOLD CORP
filed 1999-11-23
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

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

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
(Former name, former address and former fiscal year, if changed since last report)

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

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11740,641 shares of Common Stock were outstanding as of September 30, 1999.

Transitional Small Business Disclosure Format (check one);

YES [ ]  NO [X]

                             AURORA GOLD CORPORATION

     This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 - Financial Information - Item 1. "Financial Statements", Item 2. "Management's Discussion and Analysis or Plan of Operation".

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

         Consolidated Balance Sheet                                         3

         Consolidated Statements of Stockholder's Equity                    4

         Consolidated Statements of Operations                              5

         Consolidated Statement of Cash Flows                               6

         Consolidated Statements of Mineral Properties                      7

         Notes to Financial Statements                                      8-10

----------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Balance Sheet (unaudited)
(Expressed in U.S. Dollars)
                                                            September 30,   December 31,
                                                                     1999           1998
----------------------------------------------------------------------------------------
Assets
Current
     Cash and cash equivalents                                $    14,972    $    68,326
     Non-trade accounts receivable                                     --             --
                                                              --------------------------

                                                                   14,972         68,326
Fixed assets                                                           --             --

Notes receivable                                                   20,000         20,000

Mineral property costs                                            113,820         69,441

Organizational costs                                                2,880          4,607
                                                              --------------------------
                                                              $   151,672    $   162,374
----------------------------------------------------------------------------------------

Liabilities and Stockholders' Surplus (Deficiency)

Current
     Accounts payable                                         $    15,134    $    20,580
     Notes payable                                                192,023             --
                                                              --------------------------
                                                                  207,157         20,580
Stockholders' deficiency,
     Share Capital
          Authorized
               50,000,000 common shares, par value $0.001
          Issued
               11,740,641 (1998 - 11,181,494) common shares        11,740         11,181

          Additional paid-in capital                            2,629,440      2,259,305
          Deficit accumulated during the development stage     (2,696,665)    (2,128,692)
                                                              --------------------------

                                                                  (55,485)       141,794
                                                               --------------------------
                                                              $   151,672    $   162,374
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Approved on behalf of the Board:

/s/ DAVID JENKINS    (Director)                 /s/ JOHN A.A. JAMES   (Director)
-------------------------------                 --------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Statements of Stockholder's Equity
(Expressed in U.S. Dollars)
(Unaudited)
For the period ended September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                                                         Acumulated
                                                               Common Stock           Additional         during the        Total
                                                    --------------------------------    Paid-In          development   Stockholder's
                                                           Shares           Amount      Capital             stage         Equity
                                                    -------------------------------------------------------------------------------
Balance,
 January 1, 1997                                           9,920,389    $      9,920    $    344,461   $   (361,208)   $     (6,827)
Issuance of common stock
 For cash in March 1997 at
   $1.00 per share (less issue
   costs of $4,842)                                          750,000             750         744,408             --         745,158
Net loss for the year                                                                                      (615,880)       (615,880)
                                                    -------------------------------------------------------------------------------
Balance, December 31, 1997                                10,670,389          10,670       1,088,869       (977,088)        122,451
Issuance of common stock
 For cash in May 1998 at
   $1.25 per share                                           200,000             200         249,800             --         250,000
 For cash in November 1998 at
   $0.698 per share                                           71,667              72          53,676             --          53,748
 For settlement of
   indebtedness - November 1998                               54,100              54          37,142             --          37,196
 For cash in December 1998 at
   $0.750 per share                                          143,333             143         107,357             --         107,500
 For settlement of
   indebtedness - December 1998                               42,005              42          31,461             --          31,503
Grant of options to employees
  and directors                                                   --              --         518,900             --         518,900

Grant of options to Consultants                                   --              --         172,100             --         172,100
Net loss for the year                                                                                    (1,151,604)     (1,151,604)
                                                    -------------------------------------------------------------------------------

Balance, December 31, 1998                                11,181,494          11,181       2,259,305     (2,128,692)        141,794
Issuance of common stock
 For settlement of
   indebtedness - January 1999                                50,000              50          42,140             --          42,190
 For settlement of
   indebtedness - February 1999                                8,615               9           6,991             --           7,000
 For finders fee - February 1999                              25,000              25          20,287             --          20,312
 For cash - March 1999 at
   $0.656 per share                                           22,871              23          14,977             --          15,000
 For settlement of
   indebtedness - March 1999                                  31,510              31          22,620             --          22,651
 For cash in August 1999 at
   $0.625 per share                                          280,000             280         174,720             --         175,000
 For settlement of
   indebtedness - August 1999                                141,161             141          88,400             --          88,541

Net loss for the period                                                                                    (567,973)       (567,973)
                                                    -------------------------------------------------------------------------------
                                                          11,740,651        $ 11,740    $  2,629,440   $ (2,696,665)      $ (55,485)
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
                                             October 10
                                                1995             Nine-months ended
                                           (inception) to        September 30,
                                            September 30,  -------------------------
                                                1999          1999          1998
For the periods ended                       (cumulative)   (Unaudited)   (Unaudited)
------------------------------------------------------------------------------------
Expenses
  Accounting and legal                       $   184,567   $    17,667   $    28,755
  Administrative and general                     441,918        16,654        80,911
  Amortization and depreciation                   18,982         1,727         6,112
  Exploration                                    989,092       472,350        47,887
  Interest and bank charges                       36,219        16,295         4,200
  Salaries and consulting fees                   316,924        43,867        68,994
  Stock option compensation                      691,000            --            --
                      --------------------------------------------------------------
                                               2,678,702       568,560       236,859


  Less interest income                            21,447           587         2,634
                      --------------------------------------------------------------
                                               2,657,255       567,973       234,225

Write off of mineral property costs               39,410            --            --
                      --------------------------------------------------------------
Net loss for the period                      $ 2,696,665   $   567,973   $   234,225
------------------------------------------------------------------------------------
Loss per share
  Basis and diluted                                        $      0.05   $      0.02
------------------------------------------------------------------------------------

Weighted average common shares outstanding
  Basic and diluted                                         11,229,522    10,774,065
------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)                                   October 10
                                                                 1995                    Nine-months ended
                                                            (inception) to                 September 30,
                                                             September 30,       --------------------------------
                                                                 1999               1999                1998
For the periods ended                                        (cumulative)        (Unaudited)         (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Cash provided (used) by:

Cash flows from operating activities
   Net loss for the period                                   $(2,696,665)        $  (567,973)        $  (234,225)
   Adjustments to reconcile net loss to net cash used
     in operating activities
      Depreciation and amortization                               18,982               1,727               6,112
      Write off of mineral properties                             39,410                  --                  --
      Compensation on stock options                              691,000                  --                  --
      Expenses satisfied with common stock                       240,329             160,382                  --
   Changes in assets and liabilities
      Decrease (increase) in accounts receivable                      --                  --              (7,674)
      Increase(decrease) in accounts payable                      15,134              (5,446)            (35,108)
                                                             ---------------------------------------------------
                                                              (1,691,810)           (411,310)           (270,895)
                                                             ---------------------------------------------------

Investing activities
   Purchase of fixed assets                                      (24,800)                 --                  --
   Mineral property costs                                       (153,230)            (44,379)           (152,736)
   Notes receivable                                              (20,000)                 --                  --
   Proceeds on disposal of fixed assets                           14,449                  --              14,449
   Incorporation costs                                           (11,511)                 --                  --
                                                             ---------------------------------------------------
                                                                (195,092)            (44,379)           (138,287)
                                                             ---------------------------------------------------
Financing activities
   Proceeds from issuance of common stock                      1,539,539             190,000             250,000
   Issuance of common stock for debt                             (50,000)                 --              37,196
   Issuance of common stock for finders fee                       20,312              20,312                  --
   Proceeds from notes and advances payable                      392,023             192,023                  --
                                                             ---------------------------------------------------
                                                               1,901,874             402,335             287,196
                                                             ---------------------------------------------------

Increase (decrease) in cash for the period                        14,972             (53,354)           (121,986)
Cash, beginning of period                                             --              68,326             122,921
                                                             ---------------------------------------------------
Cash, end of period                                          $    14,972         $    14,972         $       935
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

----------------------------------
Aurora Gold Corporation

Consolidated Statements of Mineral Properties
- Acquisition and Exploration Expenses
(Expressed in U.S. Dollars)

                                                                                                          October 10
                                                                                                             1995
                                                                                                        (inception) to
                                       Additions    Additions      Write-off    Additions    Additions   September 30,
                                       Jan - Dec    Jan - Dec      Jan - Dec    Jan - Dec    Jan - Sep       1999
                                         1996          1997           1997         1998        1999      (cumulative)
                                      -------------------------------------------------------------------------------
Property acquisition expenditures
   Canada - Cape Breton               $   14,600   $       --    $  (14,600)   $       --   $       --   $       --
   Canada - Kumealon (Limestone)              --           --            --            --       23,629       23,629
   Canada - Northwest Territories         21,810           --       (21,810)           --           --           --
   Canada - Yukon                             --           --            --            --           --           --
   Guatemala                                  --       30,499            --        37,942       15,750       84,191
   Tunisia                                    --           --            --            --           --           --
   United States - Totem Talc -               --           --         1,000         5,000        6,000
                                      -----------------------------------------------------------------------------
                                      $   36,410   $   30,499    $  (36,410)   $   38,942   $   44,379   $  113,820
                                      -----------------------------------------------------------------------------

Property exploration expenditures
   Canada - Cape Breton               $    3,000   $   96,186    $   (3,000)   $       --   $       --   $   96,186
   Canada - Kumealon (Limestone)-             --           --            --         2,286        2,286
   Canada - Northwest Territories             --           --            --            --           --           --
   Canada - Yukon                             --           --            --            --      325,725      325,725
   Guatemala                                  --       45,900            --       148,744       58,247      252,891
   Tunisia                                    --           --            --            --       34,580       34,580
   United States - Totem Talc                 --           --            --        11,418       31,883       43,301
   General exploration expenditures       93,751       73,429            --        47,314       19,629      234,123
                                      -----------------------------------------------------------------------------
                                      $   96,751   $  215,515    $   (3,000)   $  207,476   $  472,350   $  989,092
                                      -----------------------------------------------------------------------------

                                      -----------------------------------------------------------------------------
Total mineral property costs          $  133,161   $  246,014    $  (39,410)   $  246,418   $  516,729   $1,102,912
                                      -----------------------------------------------------------------------------

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

     Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. At September 30, 1999 and 1998, the Company did not have proven mineral reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

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

2.   Fixed Assets

                                      September 30, 1999           September 30, 1998
                                  -----------------------------------------------------
                                                Accumulated                Accumulated
                                      Cost     Depreciation      Cost      Depreciation
                                  -----------------------------------------------------
Furniture                         $    --        $    --        $ 5,229        $   873
Computer equipment                     --             --         11,554          7,584
Office equipment                       --             --          8,017          1,894
                                  -----------------------------------------------------

                                       --             --         24,800         10,351
                                  -----------------------------------------------------
Cost less accumulated
  depreciation                    $    --                       $14,449
                                  =====================================================

3.   Organization Costs

                                      September 30, 1999     September 30, 1998

       Cost                                      $11,511                $11,511
       Less accumulated amortization               8,631                  6,501
                                      ------------------------------------------
                                                 $ 2,880                $ 5,010
                                      ==========================================

4.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) Included in accounts payable is $0 (September 30, 1998 - $2,279) due to directors and a company controlled by a director in respect of salaries, consulting fees and reimbursement for operating expenses.

     b) During the nine month period ended September 30, 1999, consulting fees, salaries and wages of $113,190 (September 30, 1998 - $51,538) were paid or are payable to directors or companies controlled by directors.

5.   Non Cash Investing and Financing Activities

     Amounts owing to a director of $42,190 were settled in January 1999 with the issuance of 50,000 common shares. In February accounts payable of $7,000 were settled with the issuance of 8,615. In February, a finder's fee of $20,312 was settled with the issue of 25,000 shares of common stock. In March, amounts owing to a director of $22,650 were settled with the issuance of 31,510 shares. In August accounts payable of $61,691 were settled with the issuance of 26,201. In August, amounts owing to a director of $13,350 were settled with the issuance of 21,329 shares. The conversion of indebtedness was done at the following prices:

                 Conversion
                Indebtedness            Price              Shares
            -------------------- ------------------ ------------------

                       $ 42,190              $0.84             50,000
                          7,000              $0.81              8,615
                         20,312              $0.81             25,000
                         22,650              $0.72             31,510
                         15,000              $0.62             24,000
                         70,042              $0.62            112,066
                          3,500              $0.69              5,095
            --------------------                    ------------------

                       $180,694                               256,286
            ==========================================================

     The carrying value of the indebtedness approximated the fair value of the common shares issued.

6.   Outstanding Options

     At September 30, 1999, the Company had 1,530,000 options outstanding which are exercisable between $0.01 and $0.75 per common share at varying dates through 2004.


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

     In addition to British Columbia and the Yukon Territories in Canada, Guatemala in Central America, Tunisia in North Africa, and Washington State in the U.S.A., other primary regions under investigation by the Company include Argentina, Egypt, Mexico, West Africa and South Africa and elsewhere in both Canada and the U.S.A.

     The management of the Company has developed the following exploration objectives, viz: the acquisition of properties with large scale potential; to minimize capital costs on leases or concessions; the acquisition of properties adjacent or in close proximity to recent discoveries of large scale Mineral Reserves; to be the first-in staking where possible; secured repatriation on mineral rights and royalties and to establish joint ventures and/or partnerships with established companies that possess the resources to complete mine development. All of the Company's properties are in the preliminary exploration stage without any presently known body of Mineral Reserves.

B.   Exploration

1.   British Columbia, Canada

     In February 1999, the Company acquired, by staking, a high grade limestone property six (6) square kilometers (741 acres) located on the north shore of Kumealon Inlet, 54 kilometers south-southeast of Prince Rupert, B.C. Canada.

     The Company's plans for a complete geological investigation in connection with an extensive bedrock-sampling program have been deferred until 2000.

2.   Yukon Territories, Canada

     In May and June, - 1999 the Company acquired by staking, 100% interest in five gold exploration properties covering approximately 240 square kilometers, in the Yukon's Tintina Gold Belt. The primary interest lies between the Tintina Fault to the north and the Denali Fault to the south and defining a broad arc through central Alaska and the Yukon.

     The Company compiled geochemical, geophysical and Yukon Minifile information in a computer-based Graphical Information System. With these data the Company identified a large number of gold targets within the Yukon's Tintina Gold Belt. In the period from July through September, 1999 the Company conducted field programs involving soil and stream sediment geochemical sampling and geological mapping.

     The results of the field work will be assessed in the last quarter of 1999 allowing decisions to be made with regard to the next phases of field work to be conducted in 2000, and any associated increases, or decreases, to the areas of exploration.

3.   Guatemala, Central America

     During fiscal 1998 and the first quarter of fiscal 1999, the Company carried out programs of geological reconnaissance, sampling of rock outcrops and sampling of stream sediments, on ten (10) mineral exploration concession licenses. In addition, similar programs were completed on five
     (5) properties for which applications for mineral exploration concession licenses were pending. As a consequence of the results of these programs, it was decided to surrender six (6) mineral exploration concession licenses and withdraw four (4) applications. The Company was subsequently granted a mineral exploration licence at La Esperanza, the fifth property for which an application had been filed.

     With La Esperanza, the Company now holds (5) mineral exploration concession licenses, the others being known as Aguas Calientes, Apantes, Jicaro and Valenton 1: and one(1) mineral reconnaissance license covering 800 square kilometers, known as San Diego.

     During the balance of 1999 and early 2000, the Company will concentrate on initial evaluation of the San Diego mineral reconnaissance concession which will involve archival and other research to identify prospective areas for subsequent field mapping; and, sampling of outcrops, soils and stream sediments.

4.   Tunisia, North Africa

     The Company reviewed an extensive collection of data prepared by the Office National des Mines ("ONM") of Tunisia which included historical production, detailed geological mapping, geochemistry, geophysics and in many cases, drill hole data, to outline areas of interest. Based on its analysis the Company entered into five (5) option agreements with High Marsh Holdings Ltd. ("High Marsh") in July, 1999, to acquire 100% interest in five properties, considered highly prospective for discovery of predominantly zinc-bearing deposits, similar to those currently being exploited in Tunisia.

     The properties are located within, or near the `Zone des Domes" district, a southwest to northeast striking belt of Triassic salt-domes and diapirs intruded into Cretaceous carbonates, located in northern Tunisia. The zone is approximately 250 kilometers long and 80 kilometers wide. Nearly all of the historic lead/zinc producers, and three currently producing lead/zinc mines are located in the Zone des Domes district.

     The exploration targets are replacement-type deposits of galena (lead sulfide, PbS) and sphalerite (zinc sulfide ZnS), accompanied by barite and fluorite. The geological setting is similar to `Mississippi Valley Type' lead/zinc deposits occurring in the U.S.A., but the Tunisian deposits tend to have appreciably higher zinc grades. The five exploration permits (Permis de Recherche des Mines) under option have been formally awarded to High Marsh by the Director General of Mines for Tunisia (Le Directeur General des Mines).

     In the quarter ended September 30, 1999, the Company has continued with its technical investigations in Tunisia and is preparing budgets and schedules for exploration programs to commence in 2000.

5.   Washington State, U.S.A.

     The Totem Talc property, located near Metalline Falls, Pend Oreille County, Washington, consists of ten unpatented lode claims, covering approximately 206 acres, and is held under option by Aurora in an agreement with the joint venture owners, United Catalysts Inc. and Getchell Gold Corporation.

     The Company has considered strategies for advancing the development of the property based on the conclusions and recommendations in the report provided by the international firm of consultants responsible for the re-estimation of the Mineral Resources. A decision on the next phase of work is expected to be made by the end of 1999.

C.   Financial Information

Nine Months Ended September 30, 1999 versus Nine Months Ended September 30, 1998

     Net loss for the nine months ended September 30, 1999 was $567,973 compared to a loss of $234,225 for the nine months ended September 30, 1998. The increase in the current period net loss is the result of (1) increased exploration expenditures of $424,463 to $472,350 (September 30, 1998 - $47,887); (2)
decrease in accounting and legal expenses of $26,988 to $17,667 (September 30, 1998 - $28,755); (3) decrease in administrative and general expenses of $64,257 to $16,654 (September 30, 1998, - $80,911); (4) decrease in salaries and consulting expenses of $$25,127 to $43,867 (September 30, 1998 - $68,994).

D.   Financial Condition

     At September 30, 1999, the Company had cash and cash equivalents of $14,972 (September 30, 1998 - $20,935) and a working capital deficiency of $192,185 (working capital deficiency September 30, 1998 - $12,823) respectively. Total liabilities as of September 30, 1999 were $207,157 (September 30, 1998 - $33,758), an increase of $173,399. During the nine months ended September 30, 1999 investing activities consisted of additions to mineral properties $44,379 (1998 - $152,736). Net loss for the nine months ended September 30, 1999 increased $33,748 to $567,973 (Loss September 30, 1998 - $234,225).

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2000 and (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

E.   Year 2000 Issues

          The company utilizes software and related technologies in its business that will be affected by the "Year 2000 computer problem", which is common to many corporations and governmental entities. This problem concerns the inability of information systems, primarily computer software programs and certain hardware, to properly recognize and process date-sensitive information as the Year 2000 approaches. Absent corrective actions, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in system failure or miscalculation causing disruptions to various activities and organizations.

          The Company has modified and tested all the critical applications along with all non-critical applications of its information technology ("IT"), the result of which is that all such applications have been either modified or replaced and are now Year 2000 compliant. The Company used an independent consultant to oversee the Year 2000 project as well, as to perform certain remediation efforts. In-addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors. The total amount of the payments made to-date and to be made hereafter to such independent consultant are not expected to be material. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the Year 2000. Contingency plans are being developed for all major components in case of system failures surrounding the Year 2000. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

          The Company has identified critical suppliers, as well as other essential service providers, and has surveyed their Year 2000 compliancy. Based on expected compliance dates expressed by some of these critical suppliers and other service providers, additional follow-up will be required to fully assess their state of readiness for the Year 2000. These follow-up activities will occur throughout 1999. For other suppliers and service providers, risk assessments and contingency plans, where necessary were developed. The Company has taken the above steps to address issues surrounding suppliers and service providers; however the Company has no direct ability to influence other parties' compliance actions. The Company believes it has taken the necessary actions to mitigate the effect of the Year 2000 risks, however, there can be no assurance that any of the Company's vendors or others, with whom it transacts business, will be Year 2000 compliant prior to such date. The company is unable to predict the ultimate effect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected, and, in addition, the company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company's operating results and financial condition.

          The Company's most likely potential risk is a temporary inability of third party assay labs to correctly assay the mineral content of the rock and soil samples sent to them for analysis. The Company has prepared a list of alternative labs to use should the assay lab currently used not be able to correctly assay the material.

          Contingency plans for the Year 2000 related business interruption are being developed and are expected to be completed by mid November 1999 and will include, but not be limited to, the development of emergency backup recovery procedures, replacing automated processes with manual processes and identification of alternative suppliers. The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company is taking steps it believes to be necessary to prevent any major interruption to its business activities that will depend in part, upon the ability of third parties to be Year 2000 compliant.

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

          Not Applicable


ITEM 3.   Defaults Upon Senior Securities

          Not Applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual General Meeting on September 30, 1999. At the meeting two shareholders holding 141,667 shares were present in person and 98 shareholders holding 6,500,311 were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:

          1. The election of Messrs. Antonino G. Cacace, John A.A. James, David Jenkins, Richard O'C Whittall as directors of the Company, and

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


Date:    November 15, 1999                 BY:      /s/ David Jenkins
         -----------------                          -----------------
                                                    David Jenkins
                                                    Director and President

Date:    November 15, 1999                 BY:      /s/ John A.A. James
         -----------------                          -------------------
                                                    John A.A. James
                                                    Director and Vice-President