Form 10KSB
period 1999-12-31
AURORA GOLD CORP
filed 2000-03-14
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal year ended December 31, 1999

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

Securities registered pursuant to Section 12 (g) of the Securities Exchange Act of 1934:

Title of each class                                  Name of each exchange on
                                                     which registered
-----------------------                              ---------------------------
Common stock, par value $0.001 per share             NASD OTC Bulletin Board
---------------------------------------------------  ---------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Revenue for the fiscal year ended December 31, 1999 was $Nil

     The aggregate market value of the Registrant's voting common Stock held by non-affiliates was $5,851,738 as of January 31, 2000. There were 11,460,651 shares of the registrant's Common Stock outstanding as of January 31, 2000.


Documents incorporated by reference herein: None

Transitional Small Business disclosure format (check one); YES [ ] NO [X]

                             AURORA GOLD CORPORATION


     This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. "Business", Item 2. "Properties", Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" Item 7 "Financial Statements", Item 12 "Certain Relationships and Related Transactions".

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

     The Company is engaged in the location, acquisition, exploration and, if warranted, development of mineral resource properties. All of the mineral properties in which the Company has an interest or a right to acquire an interest in are currently in the exploration stage. None of the properties have a known body of Mineral Reserves. The Company's primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Its secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development either through equity financing, by way of joint venture or option agreements or through a combination of both.

     Currently, the Company's activities are centered in Canada, Guatemala, Tunisia and the United States of America.

     During 1999, the Company completed initial exploration programs for gold mineralization on its properties in the Yukon Territory and Guatemala. The results from the Yukon have been assessed and the Company is considering increases to the more prospective blocks of claims while reducing the overall area held.

     In Guatemala, the Company was granted the San Diego Exploration Reconnaissance License in September, 1999 and entered into a joint venture with Patagonia Gold Corporation in October 1999. Initial exploration work begun in 1998 will continue into 2000. The Company reduced the number of exploration licenses held in Guatemala following review of results obtained in 1998 and 1999.

     In October, 1999 and January, 2000 the Company entered into agreements for the acquisition of properties in Tunisia, North Africa, and made further applications for exploration permits in its own right. In March 2000 the Company signed a letter of intent with two subsidiaries of Billiton plc for funding of exploration on one of the properties. The Company will commence exploration for zinc-lead deposits on its Tunisian properties during the first half of 2000.

     None of the Company's properties contain any known Mineral Reserves.

     The Company's common stock is traded on the NASD's OTC Bulletin Board.

The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the near future.

     The Company's offices are located at 1505 - 1060 Alberni Street, Vancouver, British Columbia, Canada, V6E 4K2.

(B)  SIGNIFICANT DEVELOPMENTS IN FISCAL 1999 AND SUBSEQUENT EVENTS

     In fiscal 1999 the Company issued 279,157 common shares and received advances on 900,000 common shares for an aggregate consideration of $620,694. The following is a breakdown of the common shares issued and subscribed. The Company issued 22,871 common shares for aggregate cash consideration of $15,000 and received $425,000 on the subscription of 900,000 shares. The 900,000 common shares were issued during the first quarter of 2000. The Company settled $160,382 of debt with the issuance of 231,286 common shares at prices ranging from $0.62 to $0.84 per common share. The Company also issued 25,000 common shares at a price of $0.81 per common share for aggregate consideration of $20,312 in payment of a finder's fee.

     British Columbia, Canada

     In February, 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres South-Southeast of Prince Rupert, B.C. Canada.

     Yukon Territory, Canada

     In May and June, 1999 the Company acquired a 100% interest in five gold exploration properties by staking 1,055 claims covering approximately 240 square kilometers, in the Yukon's Tintina Gold Belt. The properties are known as Carlisle Creek, Independence Creek, Livingstone North, Sonora West and White River.

     During summer and autumn 1999 the Company conducted field programs on the Sonora West, Independence Creek, Carlisle Creek and White Creek properties. The work involved soil and stream sediment geochemical sampling and geological mapping. The results of the fieldwork were assessed in the last quarter of 1999 and the Company is considering increases to the more prospective blocks of claims but with reductions to the overall area held.

     Guatemala, Central America

     As a consequence of the results of the geological reconnaissance, sampling of rock outcrops and stream sediment sampling which were carried out in 1998 and the first quarter of 1999, it was decided to surrender six (6) exploration licenses (January, 1999) and withdraw four (4) applications (February, 1999). The Company retains five (5) mineral exploration licenses, specifically Aguas Calientes, Apantes, La Esperanza, El Jicaro and Valenton 1, and one mineral reconnaissance license known as San Diego, which was awarded in September 1999.

     In October 1999 the Company entered into a joint venture with Patagonia Gold Corporation for preliminary exploration of the San Diego reconnaissance license, which covers 800 square kilometers. An exploration program funded by Patagonia Gold Corporation commenced on the most prospective areas during the last quarter of 1999 and will continue in 2000.

     Tunisia, North Africa

     Following review of extensive data prepared by the Office National des Mines ("ONM") of Tunisia, the Company entered into six Option Agreements with High Marsh Holdings Limited ("High Marsh"), a company incorporated in the British Virgin Islands, to acquire 100% interest in six properties, considered highly prospective for discovery of predominantly zinc-bearing deposits, similar to those currently being exploited in Tunisia. The properties are known as Hamman Zriba/Jebel Guebli, Ouled Moussa (Bou Jabeur
     Est), Koudiat Sidii, Jebel Oum Edeboua (Garn Halfaya), El Moghuer (Garn Halfaya) and Hammala (Kebbouch Ouest).

     The four Option Agreements for Hamman Zriba/Jebel Guebli, Koudiat Sidii, Ouled Moussa (Bou Jabeur Est) and Hammala (Kebbouch Ouest) provide for cash payments of $5,000 for each property on signing and receipt of title documents, with additional cash payments for each property of $10,000, $15,000, $20,000 and $25,000 on the anniversary dates in subsequent years. Cash payments for Jebel Oum Edeboua and El Mohguer are $2,500 for each on signing and receipt of title documents, and $5,000, $7,500, $10,000 and $12,500 on the anniversary dates in subsequent years.

     Work commitments required to be completed by the anniversary dates on Hamman Zriba/ Jebel Guebli, Ouled Moussa and Hammala are $50,000 in the first and second years, increasing to $75,000, $150,000 and $175,000 for subsequent years.

     Work commitments on Jebel Oum Edeboua, and El Mohguer, are $25,000 in the first and second years and $37,500, $75,000, and $87,500 for subsequent years. For Koudiat Sidii the work commitments are $25,000 in the first year, and $50,000, $100,000, $150,000 and $175,000 in subsequent years.

     The Option Agreements allow for royalties of 2% Net Smelter Return ("NSR") on commencement of commercial production. The NSR on each property can be reduced to 1% by cash payment of $1.0 million. Advance royalties of $25,000 per annum are payable for each property, after vesting of the properties through compliance with cash payments and work commitments, until commercial production is established.

     In February 2000 the Company,  in its own right, filed applications for ten
     (10) additional exploration permits which were accepted by the Directeur General L'Office National des Mines. The new permit areas are contiguous with the Hammala property and will increase the area under Aurora's control to 42 square kilometers. The Hammala property, and these additional permit areas in the Kebbouch district, will be foremost in the Company's exploration plans for 2000.

     In March 2000 the Company signed a letter of intent with two subsidiaries of Billiton plc ("Billiton"), a major international mining company, for funding of exploration on the Hammala property. The letter of intent will lead to an agreement under which Billiton will make an initial private placement of $600,000 at a unit price of $0.70. Each unit will comprise a common share with a purchase warrant exercisable for one year, at $0.85, for further proceeds of $728,571. After the initial private placement is spent, Billiton can elect to take a First Option wherein it can earn 51% in the Hammala property by spending a further $1.0 million over two years.

     Following the First Option period, a Joint Venture Phase of further exploration of the Hammala property, with expenditure of $2.0 million, will be funded pro rata by Billiton and Aurora. Prior to the end of the Joint Venture Phase, Billiton can elect to exercise a Second Option to earn a further 19%, i.e., to reach a total of 70%, by financing all further work, including Pre-feasibility and Feasibility Studies, engineering, mine development and construction through to commercial production. Aurora's pro rata share of these costs will be repaid from Aurora's share of cash flow.

     Aurora will be the Operator from the outset and, subject to certain limitations, will also carry out regional exploration for zinc in Tunisia for Billiton, with Billiton having a right of first refusal to enter into further exploration agreements

     United States of America

     The Totem Talc property, covering approximately 206 acres is located near Metalline Falls, Pend Oreille County, Washington, approximately 100 miles north of Spokane. The property is held under option by Aurora in an Agreement with the joint venture owners, United Catalysts Inc. and Getchell Gold Corporation.

     The  Company  engaged a firm of  consultants  to  re-estimate  the  Mineral
     Resources of the talc deposit and provide an overview for further development of the project. The revised estimate of Mineral Resources represent increases of 71% in tonnage (to 2.2 million tonnes), and 2.27 % in talc grade (to 45.9%), above those previously reported by Aurora. The Company is considering strategies for the project based on conclusions and recommendations within the consultant's report.

     The Company has not complied with the expenditure requirements for 1999 and is seeking modification to the schedule of option payments commencing with the payment which was due on December 15, 1999.

(C)  EXPLORATION AND DEVELOPMENT

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company owns or controls unpatented mining claims, and mineral exploration concessions, in British Columbia and Yukon Territories, Canada; Guatemala, Tunisia, and the United States of America. The Company's strategy is to concentrate its investigations into:

     (1)  Existing operations where an infrastructure already exists;

     (2) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and

     (3)  Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in Canada, Guatemala and Tunisia. The Company is also examining other exploration properties in Mexico and North Africa.

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $2,286 during fiscal 1999 (1998 - $0) in addition to the $23,630 (1998
- $0) in mineral property acquisition costs.

     Exploration expenses in the Yukon Territories with respect to the Carlisle Creek, Independence Creek, Livingstone North, Sonora West and White River properties totalled $407,319 during fiscal 1999 (1998 - $0).

     Exploration expenses in Guatemala totalled $53,597 during fiscal 1999 (1998
- $148,774) in addition to the $15,500 (1998 - $57,942) in mineral property acquisition costs. Exploration expenditures on the San Diego Reconnaissance Concession by Aurora's joint venture partner totalled $23,117 during fiscal 1999 (1998 - $0) in addition to the $9,250 (1998 - $0) in mineral property acquisition costs

     Exploration expenses in Tunisia totalled $93,362 during fiscal 1999 (1998 - $0) in addition to the $15,000 (1998 - $0) in mineral property acquisition costs.

     Exploration expenses in the United States with respect to the Totem Talc property totalled $39,783 during fiscal 1999 (1998 - $11,418).

     Project  assessment  and  exploration   expenditures  of  $90,621  (1998  -
$230,041) were spent on project assessment and exploration in fiscal 1999.

     All of the Company's properties are in the exploration stages only and are without a known body of Mineral Reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the Company's operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

(D)  EMPLOYEES

     As of January  31, 2000 there were six (6) full time  employees  and twelve
(12) part time employees.

(E)  REGULATION OF MINING ACTIVITY

     Aurora's interests in its projects will be subject to various laws and regulations concerning development, production, taxes, labor standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on Aurora.

(F)  FOREIGN COUNTRIES AND REGULATORY REQUIREMENTS

     Mineral exploration, development and mining activities on the Company's properties may be affected in varying degrees by political stability, and the policies of other nations. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation and make it more difficult for the Company to raise funds for the development of its mineral interests in some countries.

(G)  COMPETITION

     Many companies are engaged in the exploration and development of mineral properties. The company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, lead, zinc and industrial minerals. Many of these companies have substantially greater technical and financial resources than Aurora and thus the company may be at a disadvantage with respect to some of its competitors.

     The marketing of minerals is affected by numerous factors, many of which are beyond the control of the company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labor, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices. Significant price movements in mineral prices over short periods of time may be affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and, therefore, the economic viability of any of the Company's projects cannot accurately be predicted. As the Company is in the development stage, the above factors have had no material impact on operations or income.

(H)  ENVIRONMENTAL REGULATIONS

     All phases of the Company's operations in Canada, Guatemala, Tunisia and the United States of America are subject to environmental regulations. Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Although the Company believes it is in compliance with all applicable environmental legislation, there is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company's operations.

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

     The Company's exploration activities are presently in Canada, Guatemala, Tunisia and the United States of America.

(A)  BRITISH COLUMBIA, CANADA

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


     The Company's plans for a complete geological investigation in connection with an extensive bedrock-sampling program have been deferred until 2000. In the meantime, the Company is considering an offer to sell the property in part to reduce the geological and geological spread of its exploration interests.

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $2,286 during fiscal 1999 (1998 - $0) in addition to the $23,630 (1998
- $0) in mineral property acquisition costs.

(B)  YUKON TERRITORIES, CANADA

     In May and June 1999 the Company acquired by staking, 100% interest in five
     (5) gold exploration properties covering approximately 240 square kilometers, in the Yukon. The primary interest lies between the Tintina Fault to the north and the Denali Fault to the south and defining a broad arc through central Alaska and the Yukon, known as the Tintina Gold Belt. Although the geological models and theories on the formation of recent major discoveries of gold deposits in Alaska are still being defined and refined, there is compelling evidence that deposits similar to Pogo (Mineral Resource containing 5.2 million ounces of gold) and Fort Knox (Mineral Reserve containing 7.3 million ounces of gold) may be discovered in the Yukon.

     The Company compiled geochemical, geophysical and Yukon Minifile information in a computer-based Graphical Information System ("GIS"). With these data, the Company identified a large number of gold targets within the Yukon's Tintina Gold Belt and, subsequently, staked a total of 1,055 claims in five (5) main blocks, viz:

          Carlisle Creek Property

          The property comprises 102 contiguous claims covering approximately 25 square kilometers, which were staked in June 1999. It is located in the Dawson Range, 200 kilometers northwest of the town of Carmacks and 125 kilometers south of Dawson City. The property was staked because of anomalous gold, arsenic, antimony and tungsten levels in stream sediment samples identified from the GIS and a similar geological setting to the Pogo deposit, owned by Sumitomo Metal Mining Arizona, Inc., SC Minerals Inc., and Teck Resources, Inc., located in east-central Alaska, approximately 145 kilometers southeast of Fairbanks.

          Independence Creek Property

          The property comprises 244 claims, in two blocks, covering approximately 60 square kilometers, which were staked in June 1999. It is located in close proximity to the east of the Carlisle Creek property. The property was selected because of anomalous gold, arsenic, antimony and tungsten levels in stream sediment samples identified from the GIS, and as with the Carlisle Creek property, similar geological setting to the Pogo deposit.

          Livingstone North

          The property comprises 479 claims, in two blocks, covering approximately 120 square kilometers, which were staked in July 1999. It is located in the Big Salmon Range, 100 kilometers north-northeast of the city of Whitehorse. The property was selected because of strongly anomalous gold, arsenic, antimony and tungsten levels in stream sediment samples identified from the GIS. Additional factors leading to selection of the property were the geological similarities to the area north of Fairbanks, Alaska, and occurrence of placer gold and bismuth minerals in quartz vein material at Livingstone Creek.

          Sonora West

          The property comprises 116 contiguous claims, covering approximately 29 square kilometers, which were staked in June 1999. It is located in the Dawson Range, 115 kilometers northwest of the town of Carmacks. The property was selected to cover geophysical anomalies, suggestive of hydrothermal alteration, in an area drained by streams from which weakly anomalous values of gold, arsenic and antimony were detected in stream sediment samples identified from the GIS.

          White River

          The property comprises 114 claims, in three blocks, covering approximately 29 square kilometers, which were staked in June 1999. It is located in the Dawson Range, 235 kilometers northwest of the town of Carmacks and 125 kilometers south of Dawson City. The property was selected because of anomalous values of gold, arsenic and antimony detected in stream sediment samples identified from the GIS. There are also similarities in the geological setting to that of the Pogo deposit.

     In the period from July through September, 1999 the Company conducted field programs on the Sonora West, Independence Creek, Carlisle Creek and White Creek properties. The work involved soil and stream sediment geochemical sampling and geological mapping. The results of the fieldwork were assessed in the last quarter of 1999 and the Company is considering reducing the overall area held but with increases to the more prospective blocks of claims.

     Exploration expenses in the Yukon Territories with respect to the Carlisle Creek, Independence Creek, Livingstone North, Sonora West and White River properties totalled $407,319 during fiscal 1999 (1998 - $0).

(C)  GUATEMALA, CENTRAL AMERICA

     In Guatemala, the Company's rights are working interests in mineral exploration concession licenses and a mineral reconnaissance license. The mineral exploration concession license confers on the titleholder the exclusive right to locate, study, analyze and evaluate the deposits that have been granted, within the licenses' territorial limits and to unlimited depth in the subsoil. The mineral reconnaissance license confers to the titleholder the exclusive rights to identify and locate possible areas for exploration, within the license's territorial limits and to unlimited depth in the subsoil.

     During 1998, the Company applied for fifteen (15) mineral exploration licenses and one (1) mineral reconnaissance license. The following ten (10) mineral exploration concession licenses were granted by the Guatemala government to the company in 1998, viz: Miramundo, El Rancho, Monjitas, Los Angeles, Los Cipreces, Chiyax , Apantes, Jicaro, Valenton 1and Aguas Calientes. At December 31, 1998 five (5) applications for mineral exploration concession licenses, namely Barranquillo, Bola de Oro, La Esperanza, La Union and El Tesoro 1 and one
(1) mineral reconnaissance license, San Diego, were pending and subsequently granted during 1999.

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

     During fiscal 1998, and early 1999, the Company carried out programs of geological reconnaissance, sampling of rock outcrops and sampling of stream sediments, on the mineral exploration concession licenses at Aguas Calientes, Apantes, Chiyax, El Rancho, El Jicaro, Los Angeles 1, Los Cipreces, Miramundo, Monjitas and Valenton 1. In addition, similar programs were completed on five
(5) properties for which applications for mineral exploration concession licenses were pending, namely Barranquillo, Bola de Oro, La Esperanza, La Union and El Tesoro 1.

     As a consequence of the results of the work programs, the mineral exploration concession licenses were cancelled for Los Angeles 1, Chiyax, Los Cipreces, Miramundo, Monjitas, and El Rancho in January, and February 1999. Applications for Barranquillo, Bola de Oro, La Union 1 and El Tesoro 1 were withdrawn in the same time period.

     The Company retains a portfolio of five (5) mineral exploration concession licenses, namely: Aguas Calientes, Apantes, La Esperanza, El Jicaro and Valenton 1 and one (1) mineral reconnaissance license, San Diego which was granted in September 1999. In October 1999 the Company entered into a joint venture agreement with Patagonia Gold Corporation ("Patagonia") to carry out preliminary exploration within the San Diego license area. Under the terms of the joint venture Patagonia can earn a fifty percent (50%) interest in the San Diego mineral reconnaissance licence upon (a) payment of $9,250 (paid) Guatemala government fee for the acquisition of the San Diego mineral exploration reconnaissance licence and (b) the payment of $18,617 (paid) for a Phase 1 exploration program.

     Discussion of the individual properties follows:

     Aguas Calientes - Mineral Exploration Concession License

     The Aguas Calientes mineral exploration concession is located in the department of Sacatepequez in western Guatemala, some 30 kilometers southwest of Guatemala City. It covers an area of 99 square kilometers. Mining was carried out in the Spanish colonial period in a U-shaped, volcanic caldera in which the villages of San Antonio, Santa Catarina, Santiago and San Miguel are located. Investigation into old workings and a reconnaissance sampling program are planned during 2000.

     Apantes - Mineral Exploration Concession License

     The Apantes mineral exploration concession is located in the Jutiapa and Jalapa departments of eastern Guatemala 130 kilometers east of Guatemala City. It covers an area of 88 square kilometers. The area is located within tertiary volcanic rocks in contact with several pockets of redbeds. The reconnaissance program conducted in 1999 showed anomalous gold and silver values in quatz-sericite-pyrite alteration in basic volcanic rocks on the southeastern part of the concession. Further sampling and mapping of this area is required. The Company is considering an offer to sell the Apantes concession to reduce work commitments and concentrate on the other concessions.

     El Jicaro - Mineral Exploration Concession License

     The El Jicaro mineral exploration concession is located in the El Progreso department of eastern Guatemala, some 80 kilometers east of Guatemala City. It covers an area of 90 square kilometers. The geology of the region is characterized by the presence of several rock types, including intrusives, tertiary rhyolites and redbeds of the Cretaceous age and is marked by the presence of the Motagua Fault, the largest east-west structure in Guatemala. The reconnaissance program carried out in 1999 identified anomalous gold values in partly metamorphosed rocks (serpentinite) and stream sediments in the southern part of the concession. Further sampling and mapping of this area is planned during 2000.

     Valenton 1 - Mineral Exploration Concession License

     The Valenton 1 mineral exploration concession is located in the Guatemala and Baja Verapaz departments in central Guatemala, 20 kilometers north of Guatemala City. It covers an area of 25 square kilometers. The mineral exploration concession is located within metamorphic rocks (serpentinite) extremely close to the Montagua Fault system in a zone of great geological complexity, which may control mineralization. Alluvial gold has been retrieved from sand bars in the Motagua River since Spanish colonial times. The reconnaissance program conducted in 1999 concentrated on sampling of sediments of streams draining into the Motagua River. Anomalous values in gold were obtained and further fieldwork, including sampling and mapping is planned.

     La Esperanza - Mineral Exploration Concession License

     The La Esperanza mineral exploration concession is located in the Zacapa department in eastern Guatemala some 115 kilometers east of Guatemala City. It covers an area of 40 square kilometers. The vein system within metamorphic rocks consists of a set of at least sixteen white-clear, quartz veins, varying from 0.3 to 9.0 meters in width, oriented between N60o W and N30o W, outcropping in some cases for up to 500 meters. The quartz veins contain sulfides in the form of galena, chalcopyrite, pyrite, native copper and some copper oxides. A program of trenching and chip sampling showed anomalous gold and silver values with defined spatial distribution in the central area of the vein system. Additional trenching and sampling is warranted, followed by drilling below the high-grade sections to determine whether, or not, grades increase and the veins are continuous, with depth.

     San Diego - Mineral Reconnaissance License

     San Diego is a mineral reconnaissance concession located in the Zacapa and Chiquimula departments in eastern Guatemala, some 150 kilometers east of Guatemala City. As a mineral reconnaissance concession, it covers a larger area than a mineral exploration concession, specifically 800 square kilometers. The main feature of the mineral reconnaissance concession is the fact that it completely surrounds the El Pato gold and silver mineral reserve, an exploration project funded by the United Nations which identified a Mineral Resource estimated to contain some 200,000 ounces of gold. Geologically, because of its size this mineral reconnaissance concession contains several geological settings. Most important is the presence of the Motagua Fault to the North and the Chiguimula Pluton (intrusive) on the eastern half of the concession.

     Following archival and other research, the Company, as operator for the joint venture with Patagonia, commenced work on prospective areas within the reconnaissance concession in November 1999. The work consists of sampling of outcrops, soils and stream sediments and mapping, the results of which are expected during the first quarter of 2000. The aim of the preliminary exploration work is to identify a number of highly prospective areas for which applications for mineral exploration licenses will be made, and subsequently undertake more comprehensive work.

     Exploration expenses in Guatemala totalled $53,597 during fiscal 1999 (1998
- $148,774) in addition to the $15,500 (1998 - $57,942) in mineral property acquisition costs. Exploration expenditures on the San Diego Reconnaissance Concession by Aurora's joint venture partner totalled $23,117 during fiscal 1999 (1998 - $0) in addition to the $9,250 (1998 - $0) in mineral property acquisition costs.

(D)  TUNISIA, NORTH AFRICA

     Following review of extensive data prepared by the Office National des Mines ("ONM") of Tunisia, North Africa, the Company entered into six Option Agreements with High Marsh Holdings Ltd. ("High Marsh"), a company incorporated in the British Virgin Islands, in July 1999, to acquire 100% interest in six properties, considered highly prospective for discovery of predominantly zinc-bearing deposits, similar to those currently being exploited in Tunisia. The properties are held under exploration permits ("Permis de Recherche") from the ONM.

     In February 2000 the Company,  in its own right, filed applications for ten
(10) additional exploration permits which were accepted by the Directeur General L'Office National des Mines. The new permit areas are contiguous with the Hammala property, in the Kebbouch district. In March, 2000 the Company signed a letter of intent with two subsidiaries of Billiton, which will lead to an agreement for funding of exploration and development, if subsequently warranted, of the Hammala property.

     The properties are located in the "Zone des Domes", a southwest - northeast striking belt of Triassic salt domes and diapirs intruded into Cretaceous carbonates. The zone is the central part of the Atlas fold belt in Tunisia, and is approximately 250 kilometers long by 80 kilometers wide. Most of the past zinc producers and the three currently producing mines are located in the Zone des Domes.

     Zinc and lead mineralization, as sphalerite (ZnS) and galena (PbS), accompanied by barite and fluorite, occurs in marls and dolomitic limestones. The deposits are, in the main, structurally controlled and located on the flanks of the southwest - northeast trending Triassic diapirs where these have been cut by north-northwest trending strike-slip faults. The deposits include lenses and veins along the flanks and in the cap-rocks of the diapirs, stratabound disseminations in adjacent limestones and marls, and replacements and fill, in solution cavities (karsts).

     The Bahloul Formation, limestone formed in the Cenomanian to Turonian time (Middle to Upper Cretaceous stages), is an important formation for exploration within Northern Tunisia. The formation, between 30 and 50 meters thick, is organic-rich and known to host stratiform lead-zinc mineralization with extensive disseminated mineralization within the hanging wall rocks. The Bou Grine deposit, currently being extracted by Breakwater Resources Tunisia, S.A., with reported Mineral Reserves as at December 31, 1998, of 2.7 million tonnes at grades of 2.3% lead and11.9% zinc, is the most significant Bahloul-hosted deposit found to date.

The properties held under option by the Company are:

     Hammala (Kebbouch Ouest)

     The property comprises four (4) square kilometers in the western Kebbouch district located between the town of Le Krib and the city of Le Kef, approximately 150 kilometers by road, southwest of Tunis. The property covers a portion of the west side of a crescent-shaped Triassic diapir, known as Jebbel Kebbouch, where Cenomanian-Turonian rocks, including the Bahloul Formation, are common. The exploration potential is considered significant because of a large, geochemical anomaly extending over a distance of some 1.5 kilometers, with soil sample values as high as 97,000 parts per million (9.7%) for zinc and 15,000 parts per million (1.5%) for lead. The anomaly, the extent of which has not been defined and, thus, remains largely untested, overlies favorable stratigraphy.

     The Hammala property was previously explored by the Office National des Mine ("ONM"), the Tunisian government entity responsible, until recently, for exploration and evaluation of mineral resources within the country.

     The ONM also drilled five holes on the northwestern flank of the diapir within the Hammala property with the most significant intercept being 21 meters of 5.35% zinc and 1.1% lead. The mineralization remains open at depth and along strike.

     The ten additional exploration permits applied for by the Company in February, 2000 will increase the contiguous area to 42 square kilometers, and give substantial coverage of the Jebel Kebbouch diapir extending southwest from its northeastern extremity to the northern and western boundaries of Kebbouch Sud, an exploration permit held by Breakwater Tunisia S.A

     Overall, the target is stratiform mineralization within the Bahloul Formation and associated stockwork mineralization, akin to the Bou Grine deposit being mined by Breakwater Tunisia S.A. The Hammala property, and the additional permit areas in the Kebbouch district, will be foremost in the Company's exploration plans for 2000. Aurora will be the Operator under the terms of the letter of intent, and subsequent agreement, signed with Billiton, which covers exploration at Hammala and other regional prospects.

     Koudiat Sidii

     The property comprises four (4) square kilometers located approximately 22 kilometers south of the city of Le Kef, five kilometers west of road MC71, approximately 200 kilometers by road, southwest of Tunis. The property is centered on a buried Triassic diapir flanked by a transition zone breccia and Bahloul Formation. Oxide mineralization was mined between 1905 and 1913 and limited exploration drilling was carried out in 1992 and 1995.

     Soil  geochemical   profiles  were  carried  out  bas  a  joint  effort  by
     Metallgesellschaft and the ONM in 1992. An anomaly, approximately one kilometer long, was identified in which zinc values ranged from 1,000 to 20,000 parts per million. Three drill holes were subsequently drilled and, although zinc-lead intercepts were sub-economic, the results showed that the Bahloul Formation is mineralized in this area. Further exploration will be aimed at identifying podiform, replacement and disseminated lead-zinc mineralization within the extensive, untested zones of geochemically anomalous Bahloul stratigraphy.

     Hamman Zriba /Jebel Guebli

     The property comprises sixteen (16) square kilometers located approximately eight kilometers southeast of the town of Zaghouan, on the outskirts of the village of Hamman Zriba, approximately 60 kilometers, by road, southwest of Tunis. The stratiform deposit of barite and fluorite, two to five meters thick, was mined between 1992 and 1995 although other workings for lead/zinc mineralization date back to Roman times. Previous exploration drill holes were generally terminated when lead/zinc mineralization was encountered. Exploration would be aimed at identifying discrete sulfide deposits associated with the barite and fluorite.

     Ouled Moussa (Bou Jabeur Est)

     The property comprises sixteen (16) square kilometers located close to the Algerian border, six kilometers west of the village of Kalaat-es-Senaam, approximately 240 kilometers, by road, southwest of Tunis. The Tunisian government has an operating mine, Bou Jabeur Est, on property, which extends west to the Algerian border. The deposit is a replacement and cavity-fill with no recognized metal zonation and although barite and fluorite are extracted, lead and zinc are accessories. The mineralization reportedly plunges to the west and Algerian operations exploit primarily lead and zinc mineralization. Aurora's property is immediately to the east of Bou Jabeur Est and the exploration target is for eastward plunging metalliferous mineralization similar to that of the western extension.

     Jebel Oum Edeboua (Garn Halfaya) and El Mohguer (Garn Halfaya)

     The properties comprise two adjoining blocks, each four (4) square kilometers, located approximately 25 kilometers west of the city of Le Kef, five kilometers north of road GP5, approximately 200 kilometers, by road, west-southwest of Tunis. Mining of lead-zinc veins in Cenomanian limestone and marl, ceased in 1951. Outcrops of Bahloul Formation are exposed on the property and exploration efforts would be aimed at identifying stratiform or peneconcordant lead/zinc mineralization in this formation, and replacement lead/zinc mineralization in a "blind" transition zone on the southeast flank of the Jebel Oum Edeboua diapir.

     Exploration expenses in Tunisia totalled $93,362 during fiscal 1999 (1998 - $0) in addition to the $15,000 (1998 - $0) in mineral property acquisition costs. The Tunisian authorities are welcoming foreign investment and Aurora is one of very few companies which have so far taken advantage of the privatization of mineral exploration and exploitation. There is compelling evidence that significant deposits of zinc-lead mineralization may exist within the properties in which the Company has either entered into Option Agreements, or moved to acquire in its own right.

(E)  UNITED STATES OF AMERICA:

     The Totem Talc property is located near Metalline Falls, Pend Oreille County, Washington, approximately 100 miles north of Spokane. The Totem Talc property consists of ten unpatented lode claims, covering approximately 206 acres, and is held under option by Aurora in an Agreement with the joint venture owners, United Catalysts Inc. and Getchell Gold Corporation.

     The Company engaged an international firm of consultants to re-estimate the Mineral Resources (not "Reserves") of the talc deposit and provide an overview for further development of the project. The total Mineral Resources, categorized as Combined Indicated and Inferred, were re-estimated as 2.22 million tons at a grade of 45.9% talc above a cut-off grade of 20% talc. Included in the total are Mineral Resources for two high-grade areas, the Southwestern and Northeastern Areas, which are estimated to contain 861,000 tons at a grade of 60.2% talc above a cutoff grade of 50% talc. The mineralization in the Southwestern and Northeastern Areas is in the three most prominent and adjacent zones, and is amenable to extraction by open pit mining with low stripping ratios.

     The revised estimate of Mineral Resources represent increases of 71% in tonnage, and 2.27% in talc grade, above those previously reported by Aurora as provided by the Joint Venture owners. The increases are mainly attributable to modifications in the geological interpretations with extensions both vertically and horizontally, and the fact that the previously reported Mineral Resources were confined by a preliminary open pit design.

     The Company is considering strategies for advancing the development of the property based on the conclusions and recommendations in the report provided by the consultants.

     Exploration expenses with respect to the Totem Talc property totalled $39,783 during fiscal 1999 (1998 - $11,418). The Company has not complied with the expenditure requirements for 1999 and is seeking modification to the schedule of option payments commencing with the payment due on December 15, 1999.

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

                            First Quarter      Second Quarter          Third Quarter      Fourth Quarter
                            -------------      --------------          -------------      --------------
       1999 - High              $0.843               $0.875                $0.875             $0.700
       1999 - Low                0.625                0.593                 0.593              0.437
       1998 - High               2.860                2.125                 1.547              1.125
       1998 - Low                1.750                0.938                 0.672              0.687

          (b) As of January 31, 2000, there were 784 holders of record of the Common Stock.

          (c) There were no Common Stock cash dividends paid in 1999, 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

     The Registrant has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act").

               In January 1999 amounts owing to a director of $42,190 were settled with the issuance of 50,000 common shares.

               In February 1999 accounts payable of $7,000 were settled with the issuance of 8,615 common shares.

               In February 1999 a finder's fee of $20,312 was settled with the issuance of 25,000 common shares.

               In March 1999, the Company issued 22,871 shares at a price of $0.656 per share for an aggregate consideration of $15,000,

               In March 1999 amounts owing to a director of $22,650 were settled with the issuance of 31,510 common shares.

               In August 1999 accounts payable of $15,000 were settled with the issuance of 24,000 common shares.

               In August 1999 accounts payable of $70,042 were settled with the issuance of 112,066 common shares.

               In August 1999 accounts payable of $3,500 were settled with the issuance of 5,096 common shares.

               In September 1999, 350,000 common shares were subscribed for at a price of $0.50 per common share for aggregate consideration of $175,000.

               In December 1999, 550,000 common shares were subscribed for at a price of $0.455 per common share for aggregate consideration of $250,000.

     All the above shares are  "restricted  securities," as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended, subject to certain restrictions regarding resale. Certificates evidencing all of the above-referenced securities have been stamped with a restrictive legend and will be subject to stop transfer orders.

     The Registrant believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.

ITEM 6. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(A)  GENERAL

     The Company is a mineral exploration company based in Vancouver, Canada engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp.".

     The Company conducts exploration activities from it headquarters in Vancouver, Canada. The Company owns or controls unpatented mining claims, and mineral exploration concessions, in British Columbia and Yukon Territories, Canada; Guatemala; Tunisia and the United States of America. The Company's strategy is to concentrate its investigations into:

     (1)  Existing operations where an infrastructure already exists;

     (2) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and

     (3)  Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in Canada, Guatemala and Tunisia. The Company is also examining other exploration properties in Mexico and North Africa. All of the Company's properties are in the preliminary exploration stage without any presently known Mineral Reserves.

     The Company had no revenues during fiscal 1999, 1998 and 1997. Income during fiscal 1999 1998 and 1997 was the result of interest earned on funds raised, as the Company has no mineral properties in production. Funds raised in fiscal 1999, 1998 and 1997 were used for exploration of the Company's properties and general administration.

     During the next 12 months the Company needs to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses, to conduct work on its exploration properties, to meet its obligations under the Tunisian and the Totem Talc agreement (see Item 1 Business - Significant Developments in Fiscal 1999). The Company intends to move forward in the current low gold price environment by selectively developing its existing assets and to further develop the Company through the possible acquisition or joint venturing of additional mineral properties either in the exploration or development stage. Additional employees will be hired on a consulting basis as required by the exploration projects.

(B)  FINANCING

     In fiscal 1999 the Company issued 279,157 common shares and received advances on 900,000 common shares for an aggregate consideration of $620,694. The following is a breakdown of the common shares issued and subscribed. The Company issued 22,871 common shares for aggregate cash consideration of $15,000 and received $425,000 on the subscription of 900,000 shares. The 900,000 common shares were issued during the first quarter of 2000. The Company settled $160,382 of debt with the issuance of 231,286 common shares at prices ranging from $0.62 to $0.84 per common share. The Company also issued 25,000 common shares at a price of $0.81 per common share for aggregate consideration of $20,312 in payment of a finder's fee.

     In Fiscal 1998, the Company raised $411,250 through the issuance of 415,000 common shares at prices ranging $0.75 to $1.25 per share.

(C)  FINANCIAL INFORMATION

     (a) Twelve Months Ended December 31, 1999 (Fiscal 1999) versus Twelve Months Ended December 31, 1998

          For the year ended December 31, 1999 the Company recorded a loss of $855,391, or $0.08 per share, compared to a loss of $1,151,604 ($0.11 per share) in 1998 and a loss of $615,880 ($0.06 per share) in 1997.

          General and administrative expenses - For the year ended December 31, 1999 the Company recorded general and administrative expenses of $169,092, compared to $764,266 in 1998. The 1998 amount of $764,266 includes stock option compensation expense of $508,273 (1999 - $0). Administrative cost savings in 1999 reflect the increased sharing of costs with six other junior resource companies.

          Exploration expenditures - For the year ended December 31, 1999 the Company recorded exploration expenses of $686,968, compared to $390,203 in 1998. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $2,286 (December 31, 1998 - $0); Canada - Yukon properties $407,319 (December 31, 1998 - $0); Guatemala $53,597 (December 31, 1998 - $148,744); Tunisia $93,362
          (December 31, 1998 - $0); United States, Totem Talc property $39,783 (December 31, 1998 - $11,418); and Project assessment and exploration expenditures of $90,621, which amount includes stock option compensation expense of $29,500 (December 31, 1998 - $230,041, which amount includes stock option compensation expense of $182,727).

          Amortization expenditures - For the year ended December 31, 1999 the Company recorded depreciation and amortization costs of $4,607, compared to $6,515 in 1998. The Company initially capitalized all costs directly incurred in its formation. To comply with the American Institute of Certified Public Accounts Statement of Position 98-5 "Reporting on Costs of Start-Up Activities", the remaining balance was written off to depreciation expense during 1999.

     (b) Twelve Months Ended December 31, 1998 (Fiscal 1998) versus twelve Months ended December 31, 1997 (Fiscal 1997):

          For the year ended December 31, 1998 the Company recorded a loss of $1,151,604, or $0.11 per share, compared to a loss of $615,880 ($0.06 per share) in 1997.

          General and administrative expenses - For the year ended December 31, 1998 the Company recorded general and administrative expenses of $764,266, compared to $372,027 in 1997. The 1998 amount of $764,266 includes stock option compensation expense of $508,273 (1997 - $0). The Company reduced its general and administrative expenses in 1998 as a result of cost sharing with four other junior resource companies.

          Exploration expenses - for the year ended December 31, 1998 the Company recorded exploration expenditures of $390,203, compared to
          $215,515 in 1997. The following is a breakdown of the exploration expenses by property: - Canada, Cape Breton property $0 (December 31, 1997 - $96,186); Guatemala $148,744 (December 31, 1997 - $45,900);
          United States, Totem Talc property $11,418 (December 31, 1997 - $0); and Project assessment and exploration expenditures of $230,041, which amount includes stock option compensation expense of $182,727 (December 31, 1997 - $73,429, which amount includes stock option
          compensation   expense
          of $0). In 1998 the Company amended its accounting policy to charge to expense all exploration costs as incurred. Future costs will continue to be charged to income until such time that proven reserves are established. From that time forward, the Company will capitalise all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. Certain other 1997 financial statement amounts have been restated to conform to the 1998 presentation.

(D)  FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 1999, the Company had cash of $2,109 (1998 - $68,326) and working capital deficiency of $211,974 (1998 working capital - $47,746) respectively. Total liabilities as of December 31, 1999 were $214,083 as compared to $20,580 on December 31, 1998, an increase of $193,503. During 1999 financing activities consisted of the following, net proceeds from the issuance and subscription of common stock of $440,000 (December 31, 1998 - $411,250) proceeds from notes and advances payable $303,228 (1998 - $0), repayment of notes payable $250,000 (1998 - $0). In Fiscal 1999 investing activities consisted of additions to mineral properties $59,130 (1998 - $58,942) and proceeds from the sale of fixed assets $0 (1998 - $14,449). For the year ended December 31, 1999 the Company recorded a loss of $855,391, or $0.08 per share, compared to a loss of $1,151,604 ($0.11 per share) in 1998 and a loss of $615,880 ($0.06 per share) in 1997.

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

     The Company has modified and tested all the critical applications of its information technology ("IT"), the result of which is that all such critical applications are now Year 2000 compliant. The Company believes that virtually all of the non-critical applications of its IT are Year 2000 compliant. The Company is using independent consultants to oversee the Year 2000 project as well, as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors. The total amount of the payments made to date and to be made hereafter to such independent consultant are not expected to be material. New equipment and software was installed during the third and fourth quarters of 1999. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the Year 2000. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

     However, there can be no assurance that any of the Company's vendors or others, with whom it transacts business, will be Year 2000 compliant prior to such date. The company is unable to predict the ultimate affect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected, and, in addition, the company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company. The Company intends to monitor the progress of its vendors and customers in becoming Year 2000 compliant. The Company has formulated a contingency plan to deal with the potential non-compliance of vendors and customers.

     As of March 10, 2000 the Company has not experienced any year 2000 problems nor has any of the Company's vendors or others with whom it transacts business.

(F)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition (i) the changes in the fair value of the hedged asset or the liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

                                    PART 111.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:


     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 1999 and March 10, 2000. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.


Name                     Position
----                     --------

David E. Jenkins         Age 46,  Founder,  President and Director since October
                         1995.  - President of Patagonia  Gold  Corporation  and
                         Director of Eurasia  Gold  Fields,  Inc.  President  of
                         DataLogic  Marketing  Corporation,   1989  to  current.
                         Investment  advisor for  PaineWebber,  Inc.  and Blythe
                         Eastman Dillon Inc., 1983 to 1989.

John A. A. James         Age 61, Vice President and Director since October 1996.
                         President   of  JAMine  Inc.   (formerly   James  Askew
                         Associates, Inc.) since 1988. President and Director of
                         Mirage   Resource   Corporation   from  1994  to  1997.
                         Extensive international experience in exploration, mine development, construction and management from 1968.


Antonino G. Cacace       Age 54, Director since October 1995. Engineer,  Founder
                         and current Managing Director of Stelax Industries in the United Kingdom. Between 1984 and 1995 he was managing director/chief executive officer of several
                         Companies involved in development and operation of steel/bar rolling mills.


Richard O'C Whittall     Age 41, Director since August 1999. Managing partner of
                         Dillon,  Whittall, Gill & Company Ltd. Prior to Dillon,
                         Whittall,   Gill  &  Company  he  was  a  Senior   Vice
                         President,  Corporate Finance and a Director of Marleau
                         Lemire  Securities Inc. and Vice President,  Investment
                         Banking at Richardson Greenshields Canada.

Scott Broughton P.Eng.   Age 39, Vice  President  since May 1999.  Engineer with
                         extensive international experience in exploration and mine development. President of Barramundi Gold Ltd.
                         1995 to 1999. 1985 to 1995 held senior management positions with a number of junior public resource companies.

A. Cameron Richardson    Age 47,  Controller  since  October  1997,  & Secretary
                         since  April  1998.   1981  to  1997  held   accounting
                         positions with various Canadian resource companies.


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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1999 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

(A)  General

     The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

------------------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                    Long-Term Compensation
                                        -------------------------------------- -----------------------------------------------------
                                                                               Awards                      Payments
                                                                               --------------------------- -------------------------

                                                                                             Securities
                                                                  Other                      Under-                     All
                                                                  Annual       Restricted    Lying                      other
Name And                                                          Compen-      Stock         Options/      LTIP         Compen-
Principal Position          Year        Salary      Bonuses       Sation       Award(s)      SARs          Payouts      sation
                                        ($)         ($)           ($)          ($)           (=)           ($)          ($)
(a)                         (b)         (c)         (d)           (e)          (f)           (g)           (h)          (i)
------------------------------------------------------------------------------------------------------------------------------------
David Jenkins               1999        60,000      -0-           -0-          None          None          None         -0-
President and               1998        60,000      -0-           -0-          None          500,000       None         -0-
Director                    1997        60,000      -0-           -0-          None          None          None         -0-
------------------------------------------------------------------------------------------------------------------------------------
John A A. James             1999        111,890     -0-           -0-          None          None          None         -0-
Vice President and          1998        -0-         -0-           -0-          None          200,000       None         -0-
Director                    1997        34,713      -0-           -0-          None          None          None         -0-
------------------------------------------------------------------------------------------------------------------------------------
Scott Broughton             1999         26,972     -0-           -0-          None          150,000       None         -0-
Vice President              1998        -0-         -0-           -0-          None          None          None         -0-
                            1997        -0-         -0-           -0-          None          None          None         -0-
------------------------------------------------------------------------------------------------------------------------------------
Cameron Richardson          1999        7,059       -0-           -0-          None          None          None         -0-
Controller and              1998        9,946       -0-           -0-          None          25,000        None         -0-
Secretary                   1997        2,000       -0-           -0-          None          None          None         -0-
====================================================================================================================================

     Effective January 1, 1998, none of the Company's officers or directors were party to an employment agreement with the Company. Prior to January 1, 1998 Mr. Jenkins had been party to a written agreement. Mr. Jenkins, in his capacity as president of the Company, receives a monthly salary of $5,000. Directors and/or officers receive expense reimbursement for expenses reasonably incurred on behalf of the Company. During the fiscal year ending December 31, 1999 the entire board of directors acted as the Company's compensation committee.


(B)  Options/SAR Grants Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;


             OPTION/SAR GRANTS IN 1997(1) 1998 AND 1999 FISCAL YEARS
                              (Individual Grants)

=======================================================================================================
                                                    Percent Of
                                 Number of        Total Options/
                                Securities         SARs Granted
                                Underlying         To Employees        Exercise Or
                                Option/SARs          In Fiscal         Base Price      Expiration Date
           Name                 Granted (#)            Year              ($/Sh)           (M/D/Y)
           (a)                      (b)                 (c)                (d)              (e)
-------------------------------------------------------------------------------------------------------
  David Jenkins                  200,000(2)            17.3%             $0.01           06/26/03
                                 200,000(3)            17.3%              0.75           09/09/03
                                 100,000(4)             8.7%              0.75           12/11/03
-------------------------------------------------------------------------------------------------------
  John James                     100,000(2)             8.7%             $0.01           06/26/03
                                  50,000(3)             4.3%              0.75           09/09/03
                                  50,000(4)             4.3%              0.75           12/11/03
-------------------------------------------------------------------------------------------------------
  Scott Broughton                150,000(5)            60.0%             $0.69           08/05/04
-------------------------------------------------------------------------------------------------------
  Cameron Richardson              25,000(3)             2.2%             $0.75           09/09/03
-------------------------------------------------------------------------------------------------------

     (1)  No options were awarded in 1997.

     (2)  These options are exercisable from date of grant (June 26, 1998),

     (3)  These options are exercisable from date of grant (September 9, 1998),

     (4)  These options are exercisable from date of grant (December 11, 1998),

     (5)  These options are exercisable from date of grant (August 5, 1999).

(C)  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

          AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES

================================================================================================================
                                                                       Number of
                                                                       Securities             Value Of
                                                                       Underlying             Unexercised
                                                                       Unexercised            In-The-Money
                            Shares                                     Options/SARs           Options/SARs
                            Acquired              Value                At FY-End ($)          At FY-End ($0.52)
                            On Exercise           Realized             Exercisable/           Exercisable/
Name                        (#)                   ($)                  Unexercisable          Unexercisable
(a)                         (b)                   (c)                  (d)                    (e)
----------------------------------------------------------------------------------------------------------------
David Jenkins                  None                 None                   500,000               $102,000
----------------------------------------------------------------------------------------------------------------
John James                     None                 None                   200,000                $51,000
----------------------------------------------------------------------------------------------------------------
Scott Broughton                None                 None                   150,000                    Nil
----------------------------------------------------------------------------------------------------------------
Cameron Richardson             None                 None                    25,000                    Nil
----------------------------------------------------------------------------------------------------------------

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation of Directors

          The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 1999 non-officers directors received a total of $0 in consulting fees.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of January 31, 2000 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at January 31, 2000, there were 11,460,651 shares of Common Stock issued and outstanding.

        Name of                                                Shares of Common        Approximate
       Beneficial                                             Stock Beneficially        Percentage
         Owner                                                      Owned                 Owned
         -----                                                      -----                 -----
Cede & Co                                                         6,184,585(1)             54.0%
Box 222
Bowling Green Station
New York, NY 10274

Moristan Limited                                                   800,000(1)              7.0%
Trident Chambers Wickhams Cay
PO Box 146
Road Town, Tortola
British Virgin Islands

        Name of                                                Shares of Common        Approximate
       Beneficial                                             Stock Beneficially        Percentage
         Owner                                                      Owned                 Owned
         -----                                                      -----                 -----
New Odessy Limited                                                 700,000(1)              6.1%
Kings Court
Bay Street, PO Box N3944
Nassau Bahamas

Viabilite Et Ablissement a.r.l.                                    656,205(1)              5.7%
Broadcasting House
Rouge Bouillon
St Helier, Jersey Channel Islands


Officers and Directors

David E. Jenkins                                                   596,105(2)              5.0%
1505-1060 Alberni Street
Vancouver, B.C. Canada V6E 4K2

John A.A. James (3)                                                302,870(3)              2.6%
2055 South Ingalls Way,
Lakewood, Colorado
U.S.A. 80227-2515

Antonino G. Cacace                                                  33,333(4)               *
Crud-y-Gloyat
Carswell Bay
Swansea Wales, U.K.

Richard O'C Whittall                                                50,000(5)               *
Suite 310 - 601 West Cordova Street
Vancouver, B.C. Canada
V6B 1G1

Scott Broughton                                                    150,000(6)              1.3%
1706 - 1323 Homer Street
Vancouver, BC Canada

A. Cameron Richardson                                               25,000(7)               *
1505-1060 Alberni Street
Vancouver, B.C. Canada V6E 4K2

Officers and Directors (6 persons)                               1,157,308(8)              9.3%

(1) None of the officers and directors of the Company are affiliated with either Cede & Co., Moristan Limited, New Odessy Limited or Viabilite et Ablissement a.r.l.

(2) Includes options to purchase up to 500,000 shares of common stock. See "Item 10. Executive Compensation."

(3) Includes options to purchase up to 200,000 shares of common stock. See "Item 10. Executive Compensation."

(4)  Includes options to purchase up to 25,000 shares of common stock. See "Item
     10. Executive Compensation."

(5)  Includes options to purchase up to 50,000 shares of common stock. See "Item
     10. Executive Compensation."

(6) Includes options to purchase up to 150,000 shares of common stock. See "Item 10. Executive Compensation."

(7)  Includes options to purchase up to 25,000 shares of common stock. See "Item
     10. Executive Compensation."

(8) Includes options to purchase up to 950,000 shares of common stock. See "Item 10. Executive Compensation."

*    Less than 1%.


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

     Included in accounts payable at December 31, 1999 is $43,505 (1998 - $3,475) due to directors and a corporation controlled by a director in respect of salaries, consulting fees and reimbursement for operating expenses. Indebtedness to directors totaling $78,190 (1998 - $68,697) was settled with the issuance of 102,870 (1998 - 96,105) shares of common stock. In January 2000, amounts owing to a director of $33,700 were settled with the issuance of 70,000 common shares. The conversion rates were based on the quoted market prices at the date of conversion.

     The Company does not pay a fee to its outside, non-officer directors. The Company believes that consulting fees and reimbursement for operating expenses paid to corporations owned by directors are comparable to amounts that would have been paid to at arms length third party providers of such services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1) FINANCIAL STATEMENTS - Reference is made to the Financial Statements appearing on pages F-1, through F-19

(3)    EXHIBITS

3.1    Certificate of Incorporation*

3.2    Certificate of Amendment to the Certificate of Incorporation*

3.3    Certificate of Restoration and Renewal of Certificate of Incorporation*

3.4    Amended and Restated By-laws*

10.1   Agreement  dated July 18, 1997  between  The Company and Minera  Motagua,
       S.A.*

10.2   Agreement  dated August 16, 1997 between the Company and Minera  Motagua,
       S.A.*

10.3 Agreement dated November 3, 1997 between the Company and Minera Motagua, S.A.*

10.4   Agreement  dated July 28, 1998  between  the Company and Minera  Motagua,
       S.A.*

10.5   Agreement dated August 24, 1998 with Jorge Mario Rios Munoz. *

10.6 Agreement dated November 18, 1998 between the Company and United Catalyst, Inc. and Getchell Gold Corporation. *

10.7   Agreement  dated  February  23,  1999  between the Company and Gregory G.
       Crowe. *

10.8 Option Agreements dated as shown between the Company and High Marsh Holdings Ltd.

       10.8.1   Hamman Zriba/Jebel Guebli          October 15, 1999
       10.8.2   Koudiat Sidii                      October 15, 1999
       10.8.3   Ouled Moussa (bou Jabeur Est)      October 15, 1999
       10.8.4   Hammala                            January 20, 2000
       10.8.5   El Mohguer (Garn Halfaya)          January 20, 2000
       10.8.6   Jebel Oum Edeboua (Garn Halfaya)   January 20, 2000

10.9   Joint  Venture   Agreement   between  the  Company  and  Patagonia   Gold
       Corporation

10.10  Letter of Intent between the Company and Billiton UK Resources B.V.

21.1   List of subsidiaries of the Registrant.

27.1   Financial Data Schedule

--------
* Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date:    March 13, 2000                     BY:      /s/ David Jenkins
                                                     -----------------
                                                     David Jenkins
                                                     Director and President


Date:    March 13, 2000                     BY:      /s/ John A.A. James
                                                     -------------------
                                                     John A.A. James
                                                     Director and Vice-President



EXHIBIT (1) THE FOLLOWING FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN ITEM 8
            ARE LISTED BELOW

                          INDEX TO FINANCIAL STATEMENTS

                              Financial Statements                     Page
                              --------------------                     ----


Report of Independent Accountants                                  F-3
Consolidated Balance Sheets                                        F-4
Consolidated Statements of Changes in
     Stockholders' Equity (Deficit)                                F-5
Consolidated Statements of Operations                              F-6
Consolidated Statements of Cash Flows                              F-7
Summary of Significant Accounting Policies                         F-8 to F-11
Notes to the Consolidated Financial Statements                     F-12 to F-20



Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

                             Aurora Gold Corporation
                             Consolidated Financial Statements
                             For the year ended December 31, 1999
                             (Expressed in U.S. Dollars)

--------------------------------------------------------------------------------
                                                         Aurora Gold Corporation

--------------------------------------------------------------------------------

                                                               Table of Contents


Report of Independent Accountants

Consolidated Financial Statements

     Balance Sheets

     Statements of Changes in Stockholders' Equity (Deficit)

     Statements of Operations

     Statements of Cash Flows

     Summary of Significant Accounting Policies

     Notes to the Financial Statements

================================================================================
                                               Report of Independent Accountants
--------------------------------------------------------------------------------


To The Board of Directors and Stockholders
Aurora Gold Corporation


We have audited the Consolidated Balance Sheets of Aurora Gold Corporation as at December 31, 1999 and 1998, the Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998 and the Consolidated Statements of Operations and Cash Flows for the period from October 10, 1995 (inception) to December 31, 1999 and for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the period from October 10, 1995 (inception) to December 31, 1999 and for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles in the United States.

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


Vancouver, Canada                                             "BDO Dunwoody LLP"
February 10, 2000                                          Chartered Accountants

================================================================================

                                                         Aurora Gold Corporation
                                                     Consolidated Balance Sheets
                                                     (Expressed in U.S. Dollars)

December 31                                                           1999           1998
-----------------------------------------------------------------------------------------
Assets

Current
  Cash                                                         $     2,109    $    68,326

Mineral property costs (Note 2)                                    148,571         89,441
Organization costs (Note 3)                                             --          4,607
                                                               -----------    -----------

                                                               $   150,680    $   162,374
=========================================================================================

Liabilities and Stockholders' Equity (Deficit)

Liabilities

Current
  Accounts payable and accrued liabilities                     $   160,855    $    20,580
  Loans payable (Note 4)                                            53,228             --
                                                               -----------    -----------

                                                                   214,083         20,580
                                                               -----------    -----------

Stockholders' equity (deficit)
  Share capital
    Authorized
        50,000,000 common shares, par value $0.001 per share
    Issued
        11,460,651 (1998 - 11,181,494) common shares                11,461         11,182
   Additional paid-in capital                                    2,484,219      2,259,304
   Advances for stock subscriptions (Note 5)                       425,000             --
   Accumulated deficit                                          (2,984,083)    (2,128,692)
                                                               -----------    -----------

                                                                   (63,403)       141,794
                                                               -----------    -----------

                                                               $   150,680    $   162,374
=========================================================================================

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Approved by the Board:


/s/ David Jenkins                                         /s/ John A.A. James
-----------------------                                   ----------------------
Director                                                  Director

================================================================================
                                                         Aurora Gold Corporation
            Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                                     (Expressed in U.S. Dollars)


For the years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                                                          Total
                                                        Common Stock        Additional     Advances for                Stockholders'
                                                 -------------------------    Paid-In         Stock       Accumulated     Equity
                                                   Shares        Amount       Capital     Subscriptions    Deficit      (Deficit)
                                                 -----------   -----------   -----------  -------------  -----------   -----------
Balance, January 1, 1998                          10,670,389   $    10,670   $ 1,088,869   $        --   $  (977,088)   $   122,451

Issuance of common stock
   For cash in May 1998 at
      $1.25 per share                                200,000           200       249,800            --            --        250,000

   For cash in November 1998
      at $0.75 per share                              71,667            72        53,678            --            --         53,750

   For cash in December 1998
      at $0.75 per share                             143,333           143       107,357            --            --        107,500

   For settlement of
      indebtedness (Note 8)                           96,105            96        68,601            --            --         68,697

Grant of options to employees
      and directors (Note 6)                              --            --       518,900            --            --        518,900

Grant of options to
      consultants (Note 6)                                --            --       172,100            --            --        172,100


Net loss for the year                                     --            --            --            --    (1,151,604)    (1,151,604)
                                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1998                        11,181,494        11,182     2,259,304            --    (2,128,692)       141,794

Issuance of common stock
   For cash in March 1999 at
      $0.656 per share                                22,871            23        14,977            --            --         15,000

   For settlement of
      indebtedness (Note 8)                          231,286           231       160,151            --            --        160,382

   For finder's fee in February
      1999 at $0.81 per share
      (Note 2)                                        25,000            25        20,287            --            --         20,312

Grant of options to
      consultants (Note 6)                                --            --        29,500            --            --         29,500

Cash advanced on stock
      subscriptions (Note 5)                              --            --            --       425,000            --        425,000

Net loss for the year                                     --            --            --            --      (855,391)      (855,391)
                                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1999                        11,460,651   $    11,461   $ 2,484,219   $   425,000   $(2,984,083)   $   (63,403)
====================================================================================================================================


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

================================================================================

                                                         Aurora Gold Corporation
                                           Consolidated Statements of Operations
                                                     (Expressed in U.S. Dollars)


                                                                                    October 10
                                                                                          1995
                                                                                (inception) to            Twelve-months ended
                                                                                   December 31                 December 31
                                                                                          1999        ------------------------------
                                                                                  (cumulative)               1999              1998
------------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
     Depreciation and amortization                                                 $    21,862        $     4,607        $     6,515
     Interest, bank charges and foreign exchange                                        36,393             16,470             16,112
     Administrative and general, net of recoveries                                     470,109             44,844            117,468
     Professional fees  - accounting and legal
       (Note 6)                                                                        319,218             34,396            161,112
     Salaries and consulting fees (Note 6)                                             732,184             68,776            463,059
                                                                                   -----------        -----------        -----------

                                                                                     1,579,766            169,093            764,266

     Less interest income                                                               21,530                670              2,865
                                                                                   -----------        -----------        -----------

                                                                                     1,558,236            168,423            761,401

Exploration expenses (Notes 2 and 6)                                                 1,386,437            686,968            390,203
Write off of mineral properties                                                         39,410                 --                 --
                                                                                   -----------        -----------        -----------

Net loss for the period                                                            $ 2,984,083        $   855,391        $ 1,151,604
====================================================================================================================================
Loss per share
  Basic and diluted                                                                                   $      0.08        $      0.11
                                                                                                      ===========        ===========

Weighted average common shares outstanding
  Basic and diluted                                                                                    11,284,435         10,800,784
                                                                                                      ===========        ===========


The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

================================================================================
                                                         Aurora Gold Corporation
                                           Consolidated Statements of Cash Flows
                                                     (Expressed in U.S. Dollars)

                                                                                  October 10
                                                                                        1995
                                                                              (inception) to           Twelve-months ended
                                                                                 December 31               December 31
                                                                                        1999        --------------------------------
                                                                                (cumulative)                1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by:

Operating activities
    Net loss for the period                                                     $(2,984,083)        $  (855,391)        $(1,151,604)
    Adjustment to reconcile net loss to net cash used
     in operating activities
         Depreciation and amortization                                               21,862               4,607               6,515
         Write off of mineral properties                                             39,410                  --                  --
         Compensation on stock options                                              720,500              29,500             691,000
         Expenses satisfied with common stock                                       249,391             180,694              42,522
    Changes in assets and liabilities
         Decrease in accounts receivable                                                 --                  --              12,326
         Increase (decrease) in accounts payable                                    160,855             140,275             (22,111)
                                                                                -----------         -----------         -----------

                                                                                 (1,792,065)           (500,315)           (421,352)
                                                                                -----------         -----------         -----------

Investing activities
  Purchase of fixed assets                                                          (24,800)                 --                  --
  Mineral property costs                                                           (187,981)            (59,130)            (58,942)
  Proceeds on disposal of fixed assets                                               14,449                  --              14,449
  Incorporation costs                                                               (11,511)                 --                  --
                                                                                -----------         -----------         -----------

                                                                                   (209,843)            (59,130)            (44,493)
                                                                                -----------         -----------         -----------

Financing activities
  Proceeds from the issuance of common stock
    and stock subscription receipts                                               1,950,789             440,000             411,250
  Repayment of notes payable                                                       (300,000)           (250,000)                 --
  Proceeds from notes and advances payable                                          353,228             303,228                  --
                                                                                -----------         -----------         -----------

                                                                                  2,004,017             493,228             411,250
                                                                                -----------         -----------         -----------

Increase (decrease) in cash for the period                                            2,109             (66,217)            (54,595)

Cash, beginning of period                                                                --              68,326             122,921
                                                                                -----------         -----------         -----------

Cash, end of period                                                             $     2,109         $     2,109         $    68,326
====================================================================================================================================



The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

================================================================================

                                                         Aurora Gold Corporation
                                      Summary of Significant Accounting Policies
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Basis of Consolidation

     These consolidated financial statements are stated in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries Aurora Gold, S.A., Aurora Gold (BVI) Ltd. and Deltango Gold Limited. All intercompany transactions and balances have been eliminated.

     During the year, the Company incorporated Deltango Gold Limited to hold the Company's Yukon mineral properties.

Mineral  Properties and Exploration Expenses

     Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. At such time that proven reserves are established, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. At December 31, 1999 and 1998, the Company did not have proven mineral reserves.

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

================================================================================

                                                         Aurora Gold Corporation
                          Summary of Significant Accounting Policies - Continued
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Organization Costs

     The Company initially capitalized all costs directly incurred in its formation. To comply with the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on Costs of Start-Up Activities", the remaining balance was written off to depreciation expense during the year.

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

Fair Value of Financial
Instruments

     The  respective  carrying  value  of  certain  on-balance-sheet   financial
     instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising from these financial instruments.

Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

================================================================================
                                                         Aurora Gold Corporation
                          Summary of Significant Accounting Policies - Continued
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

Loss Per Share

     Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented.

     For the year ended December 31, 1999, total stock options of 1,405,000 (1998 - 1,155,000) and advances for a private placement of 900,000 shares were not included in the computation of diluted earnings per share because the effect was anti-dilutive.

Stock Based
Compensation

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option plans. Under APB No. 25, compensation cost is recognized for stock options granted at prices below the market price of the underlying common stock on the date of grant.

     SFAS No. 123,  "Accounting  for  Stock-Based  Compensation",  requires  the
     Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

================================================================================
                                                         Aurora Gold Corporation
                          Summary of Significant Accounting Policies - Continued
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

Reclassifications

     Certain comparative amounts have been restated to conform with the current period's financial statement presentation.

================================================================================
                                                         Aurora Gold Corporation
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

1.   Nature of Business and Going Concern

     The Company was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable.

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.


--------------------------------------------------------------------------------

2.   Mineral Properties and Exploration Expenses

     a)   Guatemala, Central America

          In 1997, the Company entered into agency  agreements with a Guatemalan
          company  to  apply  for  mineral   exploration   licenses  on  certain
          Guatemalan mineral concessions.

          The agreements provided for the payment of $10,000 and the issuance of 1,500 shares of common stock for each mineral exploration/reconnaissance concession granted by the Guatemalan government. In November 1997, the Company advanced $20,000 to the principals of the agent against the issuance of future shares. Subsequently, the agency agreement was terminated with the Company agreeing to forfeit its claims against the $20,000 advance in exchange for releasing the Company from any future stock issuance obligation stemming from this agreement.

================================================================================
                                                         Aurora Gold Corporation
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

2.   Mineral Properties and Exploration Expenses - Continued

     a)   Guatemala, Central America - Continued

          During 1998, the Company made application to the Guatemalan government for fifteen mineral exploration licenses and one mineral reconnaissance license, of which ten mineral exploration licenses were granted during 1998. At December 31, 1998, applications for five mineral exploration licenses and one mineral reconnaissance license were awaiting government approval. As a consequence of the results of the geological reconnaissance, sampling of rock outcrops and stream sediment sampling which was carried out in 1998 and the first quarter of 1999, the Company decided to surrender six exploration licenses (January, 1999) and withdraw four applications (February, 1999). At December 31, 1999, the Company retains five mineral exploration licenses and one mineral reconnaissance license.

          Each distinct mineral deposit per mineral concession acquired by the Company will be subject to a Net Smelter Return ("NSR") royalty equal to 1% of the NSR royalty payable to the Government of Guatemala.

     b)   Totem Talc Property

          An Option Agreement, dated November 18, 1998, was established between the Company and joint venture owners of the Totem Talc property. The Totem Talc property consists of 10 unpatented lode claims covering approximately 206 acres and is located near Metalline Falls in Pend Oreille County, Washington, approximately 100 miles north of Spokane. The agreement calls for the Company to pay the Joint Venture $5,000 on or before May 18, 1999 in addition to the initial payment of $1,000 already made. The Company committed to expenditures of $10,000 by July 18, 1999 and an additional $50,000 by November 18, 1999 on further development of the project through market studies, geological and engineering work, claims maintenance and the like. The Company is committed to pay the Joint Venture a further total of $400,000 commencing with $100,000 on December 15, 1999 and subsequent payments of $100,000 on December 15, 2000 and $200,000 on December 15, 2001.
          The Company has not complied with the expenditure requirements for 1999 and has not made the required option payment on December 15, 1999. The Company is seeking modification to the exploration commitments and the schedule of option payments.

     c)   British Columbia, Canada - Kumealon Property

          In February 1999, the Company acquired, by staking, a 741 acre limestone property located on the north shore of Kumealon Inlet, southeast of Prince Rupert, British Columbia. A finder's fee of 25,000 shares of common stock was paid in connection with these claims.

================================================================================
                                                         Aurora Gold Corporation
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

2.   Mineral Properties and Exploration Expenses - Continued

     d)   Tunisia, North Africa

          In October 1999 and January 2000, the Company entered into option agreements (subject to regulatory approval by authorities in Tunisia) with a company incorporated in the British Virgin Islands, to acquire 100% interest in six Tunisian zinc properties. The Republic of Tunisia has granted exploration permits on the properties expiring on various dates between December 2000 and July 2002. The properties are known as Hamman Zriba (Jebel Guebli), Ouled Moussa (Bou Jabeur Est), Koudiat Sidii, Jebel Oum Edeboua (Garn Halfaya), El Mohguer (Garn Halfaya) and Hammala (Kebbouch Ouest). Option payments and work commitments for the properties are as follows:

                                    Initial           1st           2nd           3rd            4th           5th
                                    Payment   Anniversary   Anniversary   Anniversary    Anniversary   Anniversary         Total
                               ------------- ------------- ------------- ------------- -------------- ------------- -------------
Property Option Payments
    Hamman Zriba -
      Jebel Guebli                $   5,000     $  10,000     $  15,000     $  20,000      $  25,000      $     --     $  75,000
    Koudiat Sidii                     5,000        10,000        15,000        20,000         25,000            --        75,000
    Ouled Moussa                      5,000        10,000        15,000        20,000         25,000            --        75,000
    Jebel Oum Edeboua                 2,500         5,000         7,500        10,000         12,500            --        37,500
    El Mohguer                        2,500         5,000         7,500        10,000         12,500            --        37,500
    Hammala                           5,000        10,000        15,000        20,000         25,000            --        75,000
                               ------------- ------------- ------------- ------------- -------------- ------------- -------------

                                     25,000        50,000        75,000       100,000        125,000            --       375,000
                               ------------- ------------- ------------- ------------- -------------- ------------- -------------
Property Work Commitments
    Hamman Zriba -
      Jebel Guebli                       --        50,000        50,000        75,000        150,000       175,000       500,000
    Koudiat Sidii                        --        25,000        50,000       100,000        150,000       175,000       500,000
    Ouled Moussa                         --        50,000        50,000        75,000        150,000       175,000       500,000
    Jebel Oum Edeboua                    --        25,000        25,000        37,500         75,000        87,500       250,000
    El Mohguer                           --        25,000        25,000        37,500         75,000        87,500       250,000
    Hammala                              --        50,000        50,000        75,000        150,000       175,000       500,000
                               ------------- ------------- ------------- ------------- -------------- ------------- -------------

                                         --       225,000       250,000       400,000        750,000       875,000     2,500,000
                               ------------- ------------- ------------- ------------- -------------- ------------- -------------

                                  $  25,000    $  275,000    $  325,000    $  500,000     $  875,000    $  875,000   $ 2,875,000
                               ============= ============= ============= ============= ============== ============= =============

           The Option Agreements provide for royalties of 2% Net Smelter Return ("NSR") on commencement of commercial production. The NSR can be reduced to 1% by cash payment of $1.0 million per property. Advance royalties of $25,000 per annum are payable for each property, after vesting of the properties through compliance with cash payments and work commitments, until commercial production is established.

================================================================================
                                                         Aurora Gold Corporation
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

2.   Mineral Properties and Exploration Expenses - Continued

     e)   Yukon Territory, Canada

          In May and June 1999, the Company acquired, by staking, 100% interest in five gold exploration properties covering approximately 240 square kilometres in the Yukon's Tintina Gold Belt. The properties are known as Carlisle Creek, Independence Creek, Livingstone Creek North, Sonora West and White River. Permits on the properties expire in June and July 2000, but are subject to renewal.

                                        Accumulated                             Accumulated                             Accumulated
                                            Balance                                 Balance                                 Balance
                                          January 1                             December 31                             December 31
                                               1998           Additions                1998           Additions                1999
                                    ---------------     ---------------     ---------------     ---------------     ---------------
Property acquisition
  expenditures
     Canada - Kumealon              $            --     $            --     $            --     $        23,630     $        23,630
     Guatemala                               30,499              57,942              88,441              15,500             103,941
     Tunisia                                     --                  --                  --              15,000              15,000
     United States - Totem Talc                  --               1,000               1,000               5,000               6,000
                                    ---------------     ---------------     ---------------     ---------------     ---------------

                                             30,499              58,942              89,441              59,130             148,571
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Property exploration
  expenditures
     Canada - Cape Breton                    96,186                  --              96,186                  --              96,186
     Canada - Kumealon                           --                  --                  --               2,286               2,286
     Canada - Yukon                              --                  --                  --             407,319             407,319
     Guatemala                               45,900             148,744             194,644              53,597             248,241
     Tunisia                                     --                  --                  --              93,362              93,362
     United States - Totem Talc                  --              11,418              11,418              39,783              51,201
     Project assessment and
       exploration expenditures
       (Note 6)                             167,180             230,041             397,221              90,621             487,842
                                    ---------------     ---------------     ---------------     ---------------     ---------------

                                            309,266             390,203             699,469             686,968           1,386,437
                                    ---------------     ---------------     ---------------     ---------------     ---------------

                                    $       339,765     $       449,145     $       788,910     $       746,098     $     1,535,008
                                    ===============     ===============     ===============     ===============     ===============

================================================================================
                                                         Aurora Gold Corporation
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

3.   Organization Costs

                                                      1999            1998
                                                  --------        --------

     Cost                                         $ 11,511        $ 11,511
     Less accumulated amortization                 (11,511)         (6,904)
                                                  --------        --------

                                                  $     --        $  4,607
                                                  ========        ========

     The  cumulative  effect of the  adoption of SOP 98-5 in 1999  resulted in a
     write  off  of  $4,607.   This  amount  is  included  in  depreciation  and
     amortization on the Statement of Operations due to its insignificance.


--------------------------------------------------------------------------------

4.   Loans Payable

     Loans payable are unsecured, non-interest bearing and due on demand.


--------------------------------------------------------------------------------

5.   Advances for Stock Subscriptions

     In September 1999, the Company received $175,000 on a subscription for 350,000 shares of common stock. In December 1999, the Company further received $250,000 on a subscription for 550,000 shares of common stock. The advances are unsecured and non-interest bearing. The stock was issued subsequent to December 31, 1999.


--------------------------------------------------------------------------------

6.   Stock Options

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

================================================================================
                                                         Aurora Gold Corporation
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

6.   Stock Options - Continued

     Pro-forma information regarding Net Loss and Loss per Share is required under SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The weighted average fair value of options granted in 1999 was $0.60 (1998 - $0.79). The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: no dividends, a risk-free interest rate of 5.39% (1998
     - 5.45%), volatility factor of the expected market price of the Company's common stock of 180% (1998 - 91%) and a weighted average expected life of the option of 30 (1998 - 30) months.

     Under the accounting provisions of SFAS No. 123, the Company's 1999 and 1998 Net Loss and Loss per Share would have been increased to the pro-forma amounts indicated below:

                                                    As Reported      Pro-forma
                                                  -------------- --------------
       1999

       Net loss for the year                          $ 855,391      $ 974,764
       Loss per share - basic and diluted                 $0.08          $0.09

       1998

       Net loss for the year                         $1,151,604     $1,161,604
       Loss per share - basic and diluted                 $0.11          $0.11


     A summary of the status of the Company's stock options as of December 31, 1999 and 1998 and the changes during the years then ended is as follows:

                                                       Weighted
                                                        Average       Weighted
                                       Number of       Exercise        Average
                                         Options          Price     Fair Value
                                      ----------     ----------     ----------

     Outstanding, January 1, 1998             --             --

     Granted                           1,155,000     $     0.43     $     0.79
                                      ----------     ----------     ----------

     Outstanding and exercisable,
         December 31, 1998             1,155,000     $     0.43

     Granted                             250,000     $     0.70     $     0.60
                                      ----------     ----------     ----------

     Outstanding and exercisable,
         December 31, 1999             1,405,000     $     0.48
                                      ==========     ==========

================================================================================
                                                         Aurora Gold Corporation
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

6.   Stock Options - Continued

     Expense for the options granted in 1999 and 1998 were allocated as follows:

                                                       1999            1998
                                                   --------        --------

     Professional fees - legal                     $     --        $117,922
     Salaries and consulting fees                        --         390,351
     Exploration expenses                            29,500         182,727
                                                   --------        --------

                                                   $ 29,500        $691,000
                                                   ========        ========

     The expense related to the grant of options to employees and directors in 1998 consists of the difference between the exercise price and the market value of the Company's common stock at the grant date. Compensation expense for options granted to consultants in 1999 and 1998 is determined using the Black Scholes option pricing model.

     Stock options outstanding and exercisable at December 31, 1999 are as follows:

                    Number          Exercise Price                      Expiry
            --------------- -----------------------     ----------------------

                   505,000                   $0.01                   June 2003
                   450,000                   $0.75              September 2003
                   200,000                   $0.75               December 2003
                    50,000                   $0.72                  March 2004
                   200,000                   $0.69                 August 2004
            ---------------

                 1,405,000
            ===============

--------------------------------------------------------------------------------

7.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) Included in accounts payable is $43,505 (1998 - $3,475) due to directors and a company controlled by a director in respect of salaries, consulting fees and reimbursement for expenses.

     b) During the year, salaries and consulting fees of $193,313 (1998 - $70,681) were paid or are payable to directors or companies controlled by directors.

================================================================================
                                                         Aurora Gold Corporation
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

7.   Related Party Transactions - Continued

     c) In September 1998, fixed assets of $14,449 were sold for their book value to a director. The Company is renting these assets back on a month-to-month basis.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.


--------------------------------------------------------------------------------

8.   Non Cash Investing and Financing Activities

     In 1999 and 1998, the Company settled various debts with the issuance of shares of common stock as follows:

     1999
                                                         Conversion
     Month of Settlement            Indebtedness              Price             Shares
     ------------------------- ------------------ ------------------ ------------------
     January                            $ 42,190              $0.84             50,000
     February                              7,000              $0.81              8,615
     March                                22,650              $0.72             31,510
     August                               15,000              $0.62             24,000
     August                               70,042              $0.62            112,066
     August                                3,500              $0.69              5,095
                               ------------------                    ------------------

                                        $160,382                               231,286
                               ==================                    ==================

     1998
                                                         Conversion
     Month of Settlement             Indebtedness             Price             Shares
     ------------------------- ------------------- ----------------- ------------------
     September                           $ 37,194             $0.69             54,100
     December                              31,503             $0.75             42,005
                               -------------------                   ------------------

                                         $ 68,697                               96,105
                               ===================                   ==================

================================================================================
                                                         Aurora Gold Corporation
                                  Notes to the Consolidated Financial Statements
                                                     (Expressed in U.S. Dollars)

December 31, 1999 and 1998
--------------------------------------------------------------------------------

8.   Non Cash Investing and Financing Activities - Continued

     The carrying value of the indebtedness approximated the fair value of the common shares issued.

     Indebtedness of directors totalling $78,190 (1998 - $68,697) was settled with the issuance of 102,870 (1998 - 96,105) shares of common stock.

     Subsequent to year end, the Company reached agreement with a director to settle accounts payable to the director totalling $33,700 at December 31, 1999 for the issuance of 70,000 shares of common stock.


--------------------------------------------------------------------------------

9.   Income Taxes

     a) The Company has net losses for tax purposes totalling approximately $2,050,000 which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 1999 and 1998. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

          The right to claim these losses expires as follows:

                  2011                                      $ 360,000
                  2012                                        564,000
                  2018                                        331,000
                  2019                                        795,000
                                                          -----------
                                                           $2,050,000
                                                           ==========

     b) The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:

                                                     1999             1998
                                                ---------        ---------

     Tax loss carryforwards                     $ 697,000        $ 427,000
     Mineral exploration expenses                  39,000           39,000
     Valuation allowance                         (736,000)        (466,000)
                                                ---------        ---------

                                                $      --        $      --
                                                =========        =========