Form 10QSB
period 2000-03-31
AURORA GOLD CORP
filed 2000-05-03
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

     Commission file number 0-24393

AURORA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware                                                   13-3945947
(State or other jurisdiction of incorporation or          (IRS Employer Identification No.)
organization)

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

YES [X]  NO [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES [_]  NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,430,651 shares of Common Stock were outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one);

YES [_]  NO [X]

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



                          PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

          Balance Sheet                                                    3

          Statements of Changes in Stockholder's Equity (Deficit)          4-5

          Statements of Operations                                         6

          Statement of Cash Flows                                          7

          Summary of Significant Accounting Policies                       8-9

          Notes to the Financial Statements                                10-12

-------------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)                                              March 31,              December 31
                                                                                    2000                   1999
-------------------------------------------------------------------------------------------------------------------
Assets
Current
     Cash and cash equivalents                                                  $     3,115             $     2,109

Plant and equipment, net                                                             21,145                      --
Mineral property costs                                                              160,071                 148,571
                                                                                -----------------------------------
                                                                                $   184,331             $   150,680
===================================================================================================================

Liabilities and Stockholders' Surplus (Deficiency)

Current
     Accounts payable                                                           $    19,920             $   160,855
      Notes payable                                                                 201,474                  53,228
                                                                                -----------------------------------
                                                                                    221,394                 214,083

Stockholders' deficiency,
     Share Capital
          Authorized
               50,000,000 common shares, par value $0.001
          Issued
               12,430,651 (1998 - 11,181,494) common shares                          12,430                  11,461
          Additional paid-in capital                                              2,943,250               2,484,219
          Advances for stock subscriptions                                               --                 425,000
          Accumulated deficit                                                    (2,992,743)             (2,984,083)
                                                                                -----------------------------------
                                                                                    (37,063)                (63,403)
                                                                                -----------------------------------
                                                                                $   184,331             $   150,680
===================================================================================================================

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

------------------------------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Statements of Changes in Stockholder's Equity (Deficit)
(Expressed in U.S. Dollars)
(Unaudited. Prepared by Management)
For the three months ended March 31, 2000 and for the years ended December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                        Acumulated
                                                    Common Stock           Additional      Advances     during the         Total
                                              -------------------------     Paid-In        for Stock    development    Stockholder's
                                                 Shares        Amount       Capital      Subscriptions     stage           Equity
                                              --------------------------------------------------------------------------------------
Balance, January 1, 1998                      10,670,389    $    10,670    $ 1,088,869     $      --    $  (977,088)    $   122,451


Issuance of common stock
 For cash in May 1998 at
     $1.25 per share                             200,000            200        249,800            --             --         250,000
 For cash in November 1998 at
     $0.698 per share                             71,667             72         53,678            --             --          53,750
 For settlement of
     indebtedness - November 1998                 54,100             54         37,140            --             --          37,194
 For cash in December 1998 at
     $0.750 per share                            143,333            143        107,357            --             --         107,500
 For settlement of
    indebtedness - December 1998                  42,005             42         31,461            --             --          31,503
Grant of options to employees
  and directors                                       --             --        518,900            --             --         518,900
Grant of options to Consultants                       --             --        172,100            --             --         172,100

Net loss for the year                                                                                    (1,151,604)     (1,151,604)
                                              --------------------------------------------------------------------------------------
Balance, December 31, 1998                    11,181,494         11,182      2,259,304            --     (2,128,692)        141,794
Issuance of common stock
 For settlement of
     indebtedness - January 1999                  50,000             50         42,140            --             --          42,190
 For settlement of
     indebtedness - February 1999                  8,615              9          6,991            --             --           7,000
 For finders fee - February 1999                  25,000             25         20,287            --             --          20,312
 For cash - March 1999 at
     $0.656 per share                             22,871             23         14,977            --             --          15,000
 For settlement of
     indebtedness - March 1999                    31,510             31         22,620            --             --          22,651
 For settlement of
     indebtedness - August 1999                  141,161            141         88,400            --             --          88,541
 Grant option to consultants
     December 1999                                    --             --         29,500            --             --          29,500
 Cash advanced on stock
     subscriptions                                    --             --             --       425,000             --         425,000

Net loss for the period                                                                                    (855,391)       (855,391)
                                              --------------------------------------------------------------------------------------
Balance, December 31, 1999                    11,460,651         11,461      2,484,219       425,000     (2,984,083)        (63,403)
Issuance of common stock
 For settlement of
     indebtedness (January 2000)                  70,000             70         34,930            --             --          35,000
 For cash - March 2000 at
     $.500 per share                             350,000            350        174,650      (175,000)            --              --
 For cash - March 2000 at
     $.455 per share                             550,000            550        249,450      (250,000)            --              --

Net loss for the period                                                                                      (8,660)         (8,660)
                                              --------------------------------------------------------------------------------------
Balance, March 31, 2000                       12,430,651    $    12,431    $ 2,943,249     $      --    $(2,992,743)        (37,063)

====================================================================================================================================

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

----------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)                  October 10
                                                       1995                      Three-months ended
                                                   (inception) to                     March 31
                                                      March 31,          ---------------------------------
                                                       2000                  2000                 1999
                                                   (cumulative)          (Unaudited)           (Unaudited)
-----------------------------------------------------------------------------------------------------------
General and administrative expenses
  Depreciation and amortization                     $     22,686         $        824          $        576
  Interest, bank charges and foreign exchange             36,756                  362                   190
  Administrative and general, net of recoveries          474,658                4,550               (23,004)
  Professional fees - accounting and legal               338,164               18,946                 1,900
  Salaries and consulting fees                           749,647               17,463                24,947
                                                    --------------------------------------------------------

                                                       1,621,911               42,145                 4,609

  Less interest income                                    21,602                   72                   378
                                                    --------------------------------------------------------

                                                       1,600,309               42,073                 4,231

Exploration expenses                                   1,353,024              (33,413)              115,231
Write off of mineral property costs                       39,410                   --                    --
                                                   --------------------------------------------------------

Net loss for the period                             $  2,992,743         $      8,660          $    119,462
===========================================================================================================
Loss per share
  Basis and diluted                                                      $       0.00          $       0.01
                                                                         ==================================
Weighted average common shares outstanding
  Basic and diluted                                                        11,519,324            11,219,696
===========================================================================================================

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements


------------------------------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)                                                   October 10
(Unaudited, Prepared by Management)                                              1995                     Three-months ended
                                                                            (inception) to                     March 31
                                                                               March 31,           ---------------------------------
                                                                                  2000                 2000                1999
                                                                             (cumulative)           (Audited)            (Audited)
------------------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by:

Cash flows from operating activities
     Net loss for the period                                                  $(2,992,743)         $    (8,660)         $  (119,462)
     Adjustments to reconcile net loss to net cash used
       in operating activities
            Depreciation and amortization                                          22,686                  824                  576
            Write off of mineral properties                                        39,410                   --                   --
            Compensation on stock options                                         720,500                   --                   --
            Expenses satisfied with common stock                                  284,391               35,000               85,502
     Changes in assets and liabilities
            Decrease (increase) in accounts receivable                                 --                   --               (9,182)
            Increase (decrease) in accounts payable                                19,920             (140,935)               6,346
                                                                              ------------------------------------------------------

                                                                               (1,905,836)            (113,771)             (36,220)
                                                                              ------------------------------------------------------

Investing activities
     Purchase of fixed assets                                                     (46,769)             (21,969)                  --
     Mineral property costs                                                      (199,481)             (11,500)             (23,629)
     Proceeds on disposal of fixed assets                                          14,449                   --                   --
     Incorporation costs                                                          (11,511)                  --                   --
                                                                              ------------------------------------------------------

                                                                                 (243,312)             (33,469)             (23,629)
                                                                              ------------------------------------------------------
Financing activities
     Proceeds from issuance of common stock
         and stock subscription receipts                                        1,950,789                   --                   --
     Repayment of notes and advances                                             (300,000)                  --                   --
     Proceeds from notes and advances payable                                     501,474              148,246                   --
                                                                              ------------------------------------------------------

                                                                                2,152,263              148,246                   --
                                                                              ------------------------------------------------------

Increase (decrease) in cash for the period                                          3,115                1,006              (59,849)
Cash, beginning of period                                                              --                2,109               68,326
                                                                              ------------------------------------------------------
Cash, end of period                                                           $     3,115          $     3,115          $     8,477
====================================================================================================================================

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

Notes to Interim Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies

Basis of Consolidation

These consolidated financial statements are stated in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries Aurora Gold, S.A., Aurora Gold (BVI) Ltd. and Deltango Gold Limited. In March 2000 the Company divested its interests in Deltango Gold Limited. All intercompany transactions and balances have been eliminated.

Mineral Properties and Exploration Expenses

Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. At such time that proven reserves are established, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. At March 31, 2000 and December 31, 1999 and 1998, the Company did not have proven mineral reserves.

Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Foreign Currency Transactions

Foreign currency accounts are translated into U.S. dollars as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the year-end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

Loss Per Share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented.

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

Notes to the Consolidated Financial Statements

1.   Nature of Business and Going Concern

     The Company was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable.

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

2.   Mineral Properties and Exploration Expenses

                                      Accumulated                    Accumulated                           Accumulated
                                          Balance                        Balance                               Balance
                                      December 31                    December 31                              March 31
                                             1998       Additions           1999           Additions              2000
                                     ---------------------------------------------------------------------------------
Property acquisition
  Expenditures
      Canada - Kumealon              $        --      $    23,630      $    23,630       $        --        $   23,630
      Guatemala                           88,441           15,500          103,941                --           103,941
      Tunisia                                 --           15,000           15,000            11,500            26,500
      United States - Totem Talc           1,000            5,000            6,000                --             6,000
                                     ---------------------------------------------------------------------------------

                                          89,441           59,130          148,571            11,500           160,071
                                     ---------------------------------------------------------------------------------

Property exploration
  expenditures
      Canada - Cape Breton                96,186               --           96,186                --            96,186
      Canada - Kumealon                       --            2,286            2,286               910             3,196
      Canada - Yukon                          --          407,319          407,319           (72,137)          335,182
      Guatemala                          194,644           53,597          248,241             1,993           250,234
      Tunisia                                 --           93,362           93,362            31,724           125,086
      United States - Totem Talc          11,418           39,783           51,201                --            51,201
      Project assessment and
         exploration expenditures        397,221           90,621          487,842             4,097           491,939
                                     ---------------------------------------------------------------------------------

                                         699,469          686,968        1,386,437           (33,413)        1,353,024
                                     ---------------------------------------------------------------------------------

                                     $   788,910      $   746,098      $ 1,535,008           (21,913)        1,513,095
                                     =================================================================================

3.   Fixed Assets

                                              March 31, 2000                     March 31, 1999
                                            ----------------------------------------------------------
                                                        Accumulated                        Accumulated
                                              Cost      Depreciation         Cost         Depreciation
                                            ----------------------------------------------------------

     Furniture                              $ 9,125       $   342          $    --          $    --
     Computer equipment                      10,968           411               --               --
     Office equipment                         1,875            70               --               --
                                            -----------------------------------------------------------

                                             21,968           823               --               --
                                            -----------------------------------------------------------
     Cost less accumulated depreciation      21,145                        $    --
                                            ===========================================================


4.   Organization Costs

                                          March 31, 2000     March 31, 1999
                                         ----------------------------------
     Cost                                    $ 11,511            $ 11,511
     Less accumulated amortization            (11,511)             (7,480)
                                         --------------------------------

                                             $     --            $  4,031
                                         ================================

     The  cumulative  effect of the  adoption of SOP 98-5 in 1999  resulted in a
     write  off  of  $4,607.   This  amount  is  included  in  depreciation  and
     amortization on the Statement of Operations due to its insignificance.

5.   Loans Payable

     Loans payable are unsecured, non-interest bearing and due on demand.


6.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) Included in accounts payable is $16,300 (1999 - $0) due to directors and a company controlled by a director in respect of salaries, consulting fees and reimbursement for expenses.

     b) During the quarter, salaries and consulting fees of $31,300 (1999 - $94,150) were paid or are payable to directors or companies controlled by directors.

     c) In January 2000, fixed assets of $15,000 were purchased for their book value from a director.

Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

7.   Non Cash Investing and Financing Activities

     In 2000 and 1999, the Company settled various debts with the issuance of shares of common stock as follows:

     2000
                                                   Conversion
     Month of Settlement         Indebtedness         Price          Shares
     ----------------------------------------------------------------------

     January                          $35,000         $0.50          70,000
                                 ------------------------------------------

                                      $35,000                        70,000
                                 ==========================================


8.   Outstanding Options

     At March 31, 2000 the Company had 1,405,000 options outstanding.

                          Number              Exercise Price             Expiry
                       --------------------------------------------------------

                         505,000                 $0.01                June 2003
                         450,000                 $0.75           September 2003
                         200,000                 $0.75            December 2003
                          50,000                 $0.72               March 2004
                         200,000                 $0.69              August 2004
                       ---------

                       1,405,000
                       =========
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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


(B)  Significant developments during the first quarter of 2000

During the first quarter of 2000 the Company settled $35,000 of debt with the issue of 70,000 common shares at $0.50 per share.

In February 2000 the Company filed applications for ten (10) additional exploration permits for zinc-lead mineralization in the Kebbouch district of northern Tunisia. The permits were filed with and accepted by the Directeur General L'Office National des Mines. The new permit areas are contiguous with the Hammala property and will increase the area under Aurora's control to 42 square kilometers. The Hammala property, which Aurora holds under option, and these additional permit areas in the Kebbouch district, will be foremost in the Company's exploration plans for 2000.

In March 2000 the Company signed a letter of intent with Billiton UK Resources B.V. ("Billiton") for funding of exploration on the Hammala property. The letter of intent will lead to an agreement under which Billiton will make an initial private placement of $600,000 at a unit price of $0.70. Each unit will comprise a common share with a purchase warrant exercisable for one year, at $0.85, for further proceeds of $728,571. After the initial private placement is spent, Billiton can elect to take a First Option wherein it can earn 51% in the Hammala property by spending a further $1.0 million over two years.

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

Aurora will be the Operator from the outset and, subject to certain limitations, will also carry out regional exploration for zinc in Tunisia for Billiton, with Billiton having a right of first refusal to enter into further exploration agreements

In April, the March letter of intent between Aurora Gold Corporation and Billiton UK Resources B.V., which specified that an agreement was to be completed by April 14, 2000, was revised and the deadline for the agreement was extended until May 31, 2000. The area for exploration for zinc in the Kebbouch District in Tunisia, North Africa was also extended and will now include Hammala and the ten (10) other contiguous exploration permits for which Aurora filed applications in January 2000 and which were later accepted by the Directeur General L'Office National des Mines.

In March 2000 Aurora divested its interest in four (4) exploration properties in the Yukon Territory, Canada. The properties are owned by Deltango Gold Limited ("Deltango"), a Yukon registered corporation and former Aurora subsidiary. In April 2000 Aurora converted its costs incurred to-date on Deltango's four (4) exploration properties located in the Yukon Territory Canada into a convertible debenture. The debenture may be converted into seed shares, or common shares of Deltango depending on the time of conversion. Concurrently, Deltango has established plans to raise additional seed capital through the issuance of new shares to private investors. Subject to meeting certain regulatory requirements, Deltango will also seek a listing on a Canadian exchange in 2000, providing liquidity for Aurora's shareholding.

Aurora's decision to relinquish the Yukon gold exploration asset was based, in part, on the recognition of the Company's recent success with its base metal exploration activities in Tunisia, and its subsequent announcement of a letter of intent with Billiton U.K. Resources B.V.

(C)  Financial Information

Three Months Ended March 31, 2000 versus Three Months Ended March 31, 1999

For the three months ended March 31, 2000 the Company recorded a loss of $8,660 or $0.00 per share, compared to a loss of $119,462 or $0.01 per share in 1999.

General and administrative expenses - For the three months ended March 31, 2000 the Company recorded general and administrative expenses of $4,550, compared to a credit of $23,004 in 1999. The 1999 credit is due to the allocation and recovery of 1998 administrative costs from four other junior resource companies.

Professional fees - accounting and legal - For the three months ended March 31, 2000 the Company recorded legal fees of $14,000, compared to $2,000 in 1999.

Exploration expenditures - For the three months ended March 31, 2000 the Company recorded exploration expenses of Credit $33,413, compared to $115,231 in 1999. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $910 (1999 - $2,286), Canada - Yukon properties Credit $72,137 (1999 - $0), Guatemala $1,993 (1999 - $45,340), Tunisia $31,724 (1999 -
$19,878), United States, totem Talc property $0 (1999 - 19,302), and Project assessment and exploration expenditures of $4,097 (1999 - 28,425). In March 2000 Aurora divested its interest in four (4) exploration properties in the Yukon Territory, Canada owned by Deltango Gold Limited. $72,702 in payables relating to the Yukon properties was transferred to Deltango Gold Limited in March 2000.

(D)  Financial Condition and liquidity

     At March 31, 2000, the Company had cash of $3,115 (1999 - $8,477) and working capital deficiency of $218,279 (1999 working capital deficiency - $9,267) respectively. Total liabilities as of March 31, 2000 were $221,394 as compared to $26,926 on March 31, 1999, an increase of $194,468. During 2000 financing activities consisted of the following, proceeds from notes and advances payable $148,246 (1999 - $0). In Fiscal 2000 investing activities consisted of additions to mineral properties $11,500 (1999 - $23,629) and additions to fixed assets $21,969 (1999 - $0). For the three months ended March 31, 2000 the Company recorded a loss of $8,660, or $0.00 per share, compared to a loss of $119,462 ($0.01 per share) in 1999.

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

(E)  Year 2000 issues

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

     As of April 21, 2000 the Company has not experienced any year 2000 problems nor has any of the Company's vendors or others with whom it transacts business.


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

10.4      Agreement  dated July 28, 1998 between the Company and Minera Motagua,
          S.A.*

10.5      Agreement dated August 24, 1998 with Jorge Mario Rios Munoz. *

10.6 Agreement dated November 18, 1998 between the Company and United Catalyst, Inc. and Getchell Gold Corporation. *

10.7      Agreement  dated  February 23, 1999 between the Company and Gregory G.
          Crowe. *

10.8 Option Agreements dated as shown between the Company and High Marsh Holdings Ltd. *

          10.8.1      Hamman Zriba/Jebel Guebli              October 15, 1999 *
          10.8.2      Koudiat Sidii                          October 15, 1999 *
          10.8.3      Ouled Moussa (bou Jabeur Est)          October 15, 1999 *
          10.8.4      Hammala                                January 20, 2000 *
          10.8.5      El Mohguer (Garn Halfaya)              January 20, 2000 *
          10.8.6      Jebel Oum Edeboua (Garn Halfaya)       January 20, 2000 *

10.9      Joint  Venture  Agreement  between  the  Company  and  Patagonia  Gold
          Corporation *

10.10     Letter of Intent between the Company and Billiton UK Resources B.V. *

27.1      Financial Data Schedule

--------
*    Previously Filed

(b)  Reports on Form 8-K

          None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:   April 28, 2000                     BY:   /s/ David Jenkins
        --------------                           -----------------
                                                 David Jenkins
                                                 Director and President

Date:   April 28, 2000                     BY:   /s/ John A.A. James
        --------------                           -------------------
                                                 John A.A. James
                                                 Director and Vice-President