Form 10QSB
period 2000-06-30
AURORA GOLD CORP
filed 2000-08-15
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

     Commission file number 0-24393

AURORA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware                                             13-3945947
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

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

YES [_]  NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,873,943 shares of Common Stock were outstanding as of June 30, 2000.

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



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                            PAGE

         Balance Sheet                                                     3

         Statements of Changes in Stockholder's Equity (Deficit)           4-5

         Statements of Operations                                          6

         Statement of Cash Flows                                           7

         Summary of Significant Accounting Policies                        8-9

         Notes to the Financial Statements                                 10-12

----------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)                               June 30    December 31
                                                                     2000           1999
----------------------------------------------------------------------------------------
Assets
Current
     Cash and cash equivalents                                $     2,767    $     2,109
      Accounts receivable                                     $    14,463    $        --
                                                              --------------------------
                                                                   17,230          2,109

Plant and equipment, net                                           28,504           --
Mineral property costs                                            160,071        148,571
                                                              --------------------------
                                                              $   205,805    $   150,680
----------------------------------------------------------------------------------------

Liabilities and Stockholders' Surplus (Deficiency)

Current
     Accounts payable                                         $   100,941    $   160,855
      Notes payable                                               267,687         53,228
                                                              --------------------------
                                                                  368,628        214,083

Stockholders' deficiency,
     Share Capital
          Authorized
               50,000,000 common shares, par value $0.001
          Issued
               12,873,943 (1999 - 11,460,651) common shares        12,874         11,461
          Additional paid-in capital                            2,954,665      2,484,219
           Advances for stock subscriptions                            --        425,000
          Deficit accumulated during the development stage     (3,130,362)    (2,984,083)
                                                              --------------------------
                                                                 (162,823)       (63,403)
                                                              --------------------------
                                                              $   205,805    $   150,680
----------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

------------------------------------------------------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Statements of Changes in Stockholder's Equity (Deficit)
(Expressed in U.S. Dollars)
(Unaudited. Prepared by Management)
For the six-months ended June 30, 2000 and the years ended December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                                                          Acumulated
                                                      Common Stock          Additional      Advances      during the      Total
                                               ------------------------       Paid-In       for Stock     development  Stockholder's
                                                 Shares         Amount       Capital      Subscriptions      stage        Equity
                                              -------------------------------------------------------------------------------------
Balance, January 1, 1998                      10,670,389         10,670      1,088,869             --       (977,088)       122,451
Issuance of common stock
  For cash in May 1998 at
    $1.25 per share                              200,000            200        249,800             --             --        250,000
  For cash in November 1998 at
    $0.698 per share                              71,667             72         53,676             --             --         53,748
  For settlement of
    indebtedness - November 1998                  54,100             54         37,142             --             --         37,196
  For cash in December 1998 at
    $0.750 per share                             143,333            143        107,357             --             --        107,500
  For settlement of
    indebtedness - December 1998                  42,005             42         31,461             --             --         31,503
Grant of options to employees
  and directors                                       --             --        518,900             --             --        518,900
Grant of options to Consultants                       --             --        172,100             --             --        172,100
Net loss for the year                                                                                     (1,151,604)    (1,151,604)
                                              -------------------------------------------------------------------------------------
Balance, December 31, 1998                    11,181,492         11,182      2,259,304             --     (2,128,692)       141,794
Issuance of common stock
  For settlement of
    indebtedness - January 1999                   50,000             50         42,140             --             --         42,190
  For settlement of
    indebtedness - February 1999                   8,615              9          6,991             --             --          7,000
  For finders fee - February 1999                 25,000             25         20,287             --             --         20,312
  For cash - March 1999 at
    $0.656 per share                              22,871             23         14,977             --             --         15,000
  For settlement of
    indebtedness - March 1999                     31,510             31         22,620             --             --         22,651
  For settlement of
    indebtedness - August 1999                   141,161            141         88,400             --             --         88,541
  Grant option to consultants
    December 1999                                     --             --         29,500             --             --         29,500
  Cash advanced on stock
  subscriptions                                       --             --             --        425,000             --        425,000
Net loss for the period                                                                                     (855,391)      (855,391)
                                              -------------------------------------------------------------------------------------
Balance, December 31, 1999                    11,460,649    $    11,461    $ 2,484,219    $   425,000    $(2,984,083)   $   (63,403)
                                              -------------------------------------------------------------------------------------
Issuance of common stock
  For cash - March 2000 at
  $.500 per share                                350,000            350        174,650       (175,000)            --             --
  For cash - March 2000 at
  $.455 per share                                550,000            550        249,450       (250,000)            --             --
  For settlement of                                   --
    indebtedness - March 2000                     70,000             70         34,930             --             --         35,000
  For settlement of                                   --
    indebtedness -April 2000                       9,000              9          4,491             --             --          4,500
  For settlement of
    indebtedness -April 2000                      40,000             40         19,960         20,000
  For settlement of
    indebtedness -April 2000                      80,000             80         39,920         40,000
  Cancellation of shares-April 2000              (90,706)           (91)       (56,600)            --             --        (56,691)
  Exercise of options  - June 2000               405,000            405          3,645             --             --          4,050

Net loss for the period                               --                                                    (146,279)      (146,279)
                                              -------------------------------------------------------------------------------------
Balance, June 30, 2000                        12,873,943    $    12,874    $ 2,954,665    $        --    $(3,130,362)   $  (162,823)
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

------------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)              October 10
                                                    1995             Six-months ended
                                               (inception) to            June 30
                                                  June 30,     --------------------------
                                                    2000           2000         1999
For the periods ended                           (cumulative)    (Unaudited)  (Unaudited)
-----------------------------------------------------------------------------------------
General and administrative expenses
  Depreciation and amortization                   $    23,940   $     2,078   $     1,151
  Interest, bank charges and foreign exchange          37,044           651         1,927
  Administrative and general, net of recoveries       501,030        30,921       (12,272)
  Professional fees - accounting and legal            354,437        35,219         4,623
  Salaries and consulting fees                        767,205        35,021        34,032
                                                  ---------------------------------------

                                                    1,683,656       103,890        29,461

  Less interest income                                 21,694           164           439
                                                  ---------------------------------------

                                                    1,661,962       103,726        29,022

Exploration expenses                                1,428,990        42,553       228,912
Write off of mineral property costs                    39,410            --            --
                                                  ---------------------------------------

Net loss for the period                           $ 3,130,362   $   146,279   $   257,934
-----------------------------------------------------------------------------------------
Loss per share
  Basis and diluted                                       --    $      0.01   $      0.02
-----------------------------------------------------------------------------------------

Weighted average common shares outstanding
  Basic and diluted                                              11,841,341    11,227,605
-----------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

---------------------------------------------------------------------------------------------------
Aurora Gold Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)                                October 10
(Unaudited, Prepared by Management)                           1995            Six-months ended
                                                         (inception) to           June 30
                                                            June 30,     --------------------------
                                                              2000           2000          1999
For the periods ended                                     (cumulative)    (unaudited)   (unaudited)
---------------------------------------------------------------------------------------------------
Cash provided (used) by:

Operating activities
     Net loss for the period                              $(3,130,362)   $  (146,279)   $  (257,934)
     Adjustments to reconcile net loss to net cash used
       in operating activities
          Depreciation and amortization                        23,940          2,078          1,151
          Write off of mineral properties                      39,410             --             --
          Compensation on stock options                       720,500             --             --
          Expenses satisfied with common stock                292,200         42,809        108,591
     Changes in assets and liabilities
          Increase in accounts receivable                     (14,463)       (14,463)        (5,590)
          Increase(decrease) in accounts payable              100,941        (59,914)        18,638
                                                          -----------------------------------------

                                                           (1,967,834)      (175,769)      (135,144)
                                                          -----------------------------------------

Investing activities
     Purchase of fixed assets                                 (55,382)       (30,582)            --
     Mineral property costs                                  (199,481)       (11,500)       (29,629)
     Proceeds on disposal of fixed assets                      14,449             --             --
     Incorporation costs                                      (11,511)            --             --
                                                          -----------------------------------------

                                                             (251,925)       (42,082)       (29,629)
                                                          -----------------------------------------
Financing activities
     Proceeds from issuance of common stock
          and stock subscription receipts                   1,954,839          4,050             --
     Repayment of notes and advances                         (300,000)            --        (15,000)
     Proceeds from notes and advances payable                 567,687        214,459        118,862
                                                          -----------------------------------------

                                                            2,222,526        218,509        103,862
                                                          -----------------------------------------

Increase (decrease) in cash for the period                      2,767            658        (60,911)
Cash, beginning of period                                          --          2,109         68,326
                                                          -----------------------------------------
Cash, end of period                                       $     2,767    $     2,767    $     7,415
---------------------------------------------------------------------------------------------------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

Notes to Interim Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies

Basis of Consolidation

These consolidated financial statements are stated in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries Aurora Gold, S.A., Aurora Metals (BVI) Ltd. and Deltango Gold Limited. In March 2000 the Company divested its interests in Deltango Gold Limited. All intercompany transactions and balances have been eliminated.

Mineral Properties and Exploration Expenses

Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. At such time that proven reserves are established, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. At June 30, 2000 and December 31, 1999 and 1998, the Company did not have proven mineral reserves.

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

2.   Mineral Properties and Exploration Expenses

                                   Accumulated                 Accumulated                 Accumulated
                                       Balance                     Balance                     Balance
                                   December 31                 December 31                     June 30
                                          1998     Additions          1999     Additions          2000
                                   --------------------------------------------------------------------
Property acquisition
  Expenditures
     Canada - Kumealon             $        --   $    23,630   $    23,630   $        --    $    23,630
     Guatemala                          88,441        15,500       103,941            --        103,941
     Tunisia                                --        15,000        15,000        11,500         26,500
     United States - Totem Talc          1,000         5,000         6,000            --          6,000
                                   --------------------------------------------------------------------
                                        89,441        59,130       148,571        11,500        160,071
                                   --------------------------------------------------------------------

Property exploration
  expenditures
     Canada - Cape Breton               96,186            --        96,186            --         96,186
     Canada - Kumealon                      --         2,286         2,286           910          3,196
     Canada - Yukon                         --       407,319       407,319      (145,716)       261,603
     Guatemala                         194,644        53,597       248,241         6,793        255,034
     Tunisia                                --        93,362        93,362        99,880        193,242
     United States - Totem Talc         11,418        39,783        51,201            --         51,201
     Project assessment and
        exploration expenditures       397,221        90,621       487,842        80,686        568,528
                                   --------------------------------------------------------------------

                                       699,469       686,968     1,386,437        42,553      1,428,990
                                   --------------------------------------------------------------------

                                   $   788,910   $   746,098   $ 1,535,008   $    54,053    $ 1,589,061
                                   ====================================================================

3.   Fixed Assets

                                                June 30, 2000                June 30, 1999
                                          ------------------------------------------------------
                                                         Accumulated               Accumulated
                                              Cost      Depreciation      Cost     Depreciation
                                          ------------------------------------------------------
Computer equipment                         $    15,125   $     1,030   $        --   $        --

Office equipment                                15,458         1,048            --            --
                                          ------------------------------------------------------

                                                30,583         2,078            --            --
                                          ------------------------------------------------------
Cost less accumulated depreciation         $    28,504                 $        --
                                          ======================================================


4.   Organization Costs

                                           June 30, 2000        June 30, 1999
                                         -------------------------------------

Cost                                          $    11,511       $    11,511
Less accumulated amortization                     (11,511)           (8,055)
                                         -------------------------------------

                                              $        --       $     3,456
                                         =====================================

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


6.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) Included in accounts payable is $70,900 (1999 - $19,513) due to directors and a company controlled by a director in respect of salaries, consulting fees and reimbursement for expenses.

     b) During the six month period ended June 30, 2000, salaries and consulting fees of $90,900 (1999 - $94,840) were paid or are payable to directors or companies controlled by directors.

     c) In January 2000, fixed assets of $15,000 were purchased for their book value from a director.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

7.   Non Cash Investing and Financing Activities

     In 2000, the Company settled various debts to a director with the issuance of shares of common stock as follows:

     2000
                                                    Conversion
     Month of Settlement            Indebtedness         Price          Shares
     --------------------------------------------------------------------------

     January                            $ 35,000         $0.50          70,000
                              ------------------               ----------------

                                        $ 35,000                        70,000
                              =================================================


8.   Outstanding Options

     At June 30, 2000 the Company had 1,100,000 options outstanding.

              Number           Exercise Price          Expiry
      -----------------------------------------------------------

                 100,000            $0.01               June 2003
                 450,000            $0.75          September 2003
                 200,000            $0.75           December 2003
                  50,000            $0.72              March 2004
                 200,000            $0.69             August 2004
      ------------------

               1,000,000
      ------------------

     On June 2, 2000 405,000 stock options were exercised at $0.01 per share for gross proceeds of $4,050.




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


(B)  Significant developments during the first and second quarter of 2000

In January the Company settled $35,000 of debt with the issue of 70,000 common shares at $0.50 per share.

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

Aurora will be the Operator from the outset and, subject to certain limitations, will also carry out regional exploration for zinc in Tunisia for Billiton, with Billiton having a right of first refusal to enter into further exploration agreements

In April, the March letter of intent between Aurora Gold Corporation and Billiton UK Resources B.V., which specified that an agreement was to be completed by April 14, 2000, was revised and the deadline for the agreement was extended until May 31, 2000. The area for exploration for zinc in the Kebbouch District in Tunisia, North Africa was also extended and will now include Hammala and the ten (10) other contiguous exploration permits for which Aurora filed applications in January 2000 and which were later accepted by the Directeur General L'Office National des Mines. In June 2000 the Company announced that the time for the completion of the agreement had been furthered extended until June 30, 2000 and was subsequently further extended to July 31, 2000 and August 31, 2000. The final Agreement is subject to approval by the Board of Directors of both companies and regulatory authorities.

In March 2000 Aurora divested its interest in four (4) exploration properties in the Yukon Territory, Canada. The properties are owned by Deltango Gold Limited ("Deltango"), a Yukon registered corporation and former Aurora subsidiary. Aurora will convert its costs incurred to-date on Deltango's four (4) exploration properties located in the Yukon Territory Canada into a convertible debenture. The debenture may be converted into seed shares, or common shares of Deltango depending on the time of conversion. Concurrently, Deltango has established plans to raise additional seed capital through the issuance of new shares to private investors. Subject to meeting certain regulatory requirements, Deltango will also seek a listing on a Canadian exchange in 2000, providing liquidity for Aurora's shareholding.

Aurora's decision to relinquish the Yukon gold exploration asset was based, in part, on the recognition of the Company's recent success with its base metal exploration activities in Tunisia, and its subsequent announcement of a letter of intent with Billiton U.K. Resources B.V.

On May 18, 2000, the Board of Directors of Aurora Gold decided to transfer to Aurora Metals, 100% interest in (6) Exploration Permits in Tunisia, which it held under option, and 100% interest in the ten (10) Exploration Permits in Tunisia which were formally granted by publication in the Tunisian Government Gazette on May 26, 2000, (collectively, the "Tunisian Property"). Aurora Gold also assigned to Aurora Metals, Aurora Gold's interest in the Letter of Intent with Billiton UK Resources BV ("Billiton"), signed on February 25, 2000, for the funding of exploration for zinc on portion of the Tunisian Property. One of the requirements in the Letter of Intent is that a change of domicile be undertaken and this will be satisfied on acceptance of Aurora Metals' Registration Statement by the United States Securities and Exchange Commission ("SEC").

On May 19, 2000 the Board of Directors of Aurora Gold, in order to facilitate the exploration, development and financing of the Tunisian Property, approved and authorized a stock dividend payable to the stockholders of Aurora Gold, on a one to one basis, of the common stock of Aurora Metals. The stock dividend will be payable to Aurora Gold's stockholders of record as of the close of business on June 15, 2000. The Company proposes to issue the stock dividend on the effective date of Aurora Metals' Registration Statement.

On June 19, 2000, Aurora Gold's wholly-owned subsidiary Aurora Metals (BVI) Ltd. ("Aurora Metals"- a company registered in the British Virgin Isles) filed a Registration Statement, Form 20-F, with the SEC. According to SEC rules the Registration Statement will become effective sixty days after filing (August 19, 2000) and Aurora Metals will become a reporting foreign issuer.


(C)  Financial Information

Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999

For the six months ended June 30, 2000 the Company recorded a loss of $146,279 or $0.01 per share, compared to a loss of $257,934 or $0.02 per share in 1999.

General and administrative expenses - For the six months ended June 30, 2000 the Company recorded general and administrative expenses of $30,921 compared to a credit of $12,272 in 1999. The 1999 credit is due to the allocation and recovery of 1998 administrative costs from four other junior resource companies.

Professional fees - accounting and legal - For the six months ended June 30, 2000 the Company recorded legal fees of $25,192, compared to $4,623 in 1999. $17,320 of the $25,192 legal fees relate to Tunisia and the establishment of Aurora Metals (BVI) Ltd. For the six months ended June 30, 2000 the Company recorded accounting fees of $10,027 compared to $0 in 1999. The accounting fees related to the additional costs for the December 31, 1999 audit of Aurora Gold and the March 31, 2000 audit of its wholly owned subsidiary Aurora Metals (BVI) Ltd.

Exploration expenditures - For the six months ended June 30, 2000 the Company recorded exploration expenses of $42,553, compared to $228,912 in 1999. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $910 (1999 - $2,286), Canada - Yukon properties Credit $145,716 (1999 - $81,802) Guatemala $6,793 (1999 - $54,714), Tunisia $99,880
(1999 - $19,878), United States, Totem Talc property $0 (1999 - 37,383), and Project assessment and exploration expenditures of $80,686 (1999 - 32,849). In March 2000 Aurora divested its interest in four (4) exploration properties in the Yukon Territory, Canada owned by Deltango Gold Limited. $72,702 in payables relating to the Yukon properties was transferred to Deltango Gold Limited in March 2000. Aurora will convert its USD $261,603 in costs incurred to-date on Deltango's four (4) exploration properties located in the Yukon Territory Canada into a convertible debenture. The debenture may be converted into seed shares, or common shares of Deltango depending on the time of conversion.

(D)  Financial Condition and liquidity

     At June 30, 2000, the Company had cash of $2,767 (1999 - $7,415) and working capital deficiency of $351,398 (1999 working capital deficiency - $130,0759) respectively. Total liabilities as of June 30, 2000 were $368,628 as compared to $143,080 on June 30, 1999, an increase of $225,548. During 2000 financing activities consisted of the following, proceeds from notes and advances payable $214,459 (1999 - $118,862). In Fiscal 2000 investing  activities consisted of additions to mineral properties $11,500 (1999
- $29,629) and additions to fixed assets $30,582 (1999 - $0). For the six months ended June 2000 the Company recorded a loss of $146,279, or $0.01 per share, compared to a loss of $257,934 ($0.02 per share) in 1999.

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

(E)  Year 2000 issues

     The "Year 2000 problem", passed without incident at any of the Company's properties.

     The Year 2000 (YK2) issue is the result of computerized systems using two digits rather than four digits to identify an applicable year. Date-sensitive systems may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculation causing disruption to business operations. In 1999, the Company completed a review of its computer-based information systems and, where needed, Y2K compliant upgrades for the Company's core financial systems were installed and tested. To date, no Y2K problems have been encountered by the Company or the Company's vendors or others with whom it transacts business and none are expected. The Company's management and operations staff will again monitor critical operations during the December 31, 2000 - January 1, 2001 Y2K rollover dates.



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

          Not Applicable


ITEM 3.   Defaults Upon Senior Securities

          Not Applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual General Meeting on May 8, 2000. At the meeting two shareholders holding 268,975 shares were present in person and 125 shareholders holding 6,665,743 were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:

          1. The election of Messrs. Antonino G. Cacace, John A.A. James, David Jenkins, Richard O'C Whittall as directors of the Company, and

          2.   The   appointment   of  Moore   Stephens,   P.C.  as  independent
               accountants for the Company.


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

10.9      Joint  Venture  Agreement  between  the  Company  and  Patagonia  Gold
          Corporation *

10.10     Letter of Intent between the Company and Billiton UK Resources B.V. *

27.1      Financial Data Schedule
--------
* Previously Filed

(b)  Reports on Form 8-K

     1.   Change in registrant's certifying accountants (filed May 16, 2000) *

     2.   Disposition of assets (filed June 2, 2000) *

--------
* Previously Filed


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:    August 11, 2000               BY:      /s/ David Jenkins
         ---------------                        ---------------------------
                                                David Jenkins
                                                Director and President

Date:    August 11, 2000               BY:      /s/ John A.A. James
         ---------------                        ---------------------------
                                                John A.A. James
                                                Director and Vice-President