Form 10QSB
period 2000-09-30
AURORA GOLD CORP
filed 2000-11-07
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For  the transition period from _______________ to_______________

     Commission file number 0-24393

AURORA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware                                       13-3945947
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
    or organization)

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

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,873,943 shares of Common Stock were outstanding as of September 30, 2000.

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


                                      INDEX

                                                                  Page No.
PART I.  Financial Information

Item 1.  Financial Statements
         Consolidated Balance Sheets --                              3
         September 30, 2000 and December 31, 1999

         Consolidated Statements of Operations --                    4
         Nine-Months Ended September 30, 2000

         Consolidated Statements of Cash Flows --                    5
         Nine-Months Ended September 30, 2000

         Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              10

PART II. Other Information

Item 1.  Legal Proceedings                                          13

Item 2.  Changes in Securities                                      13

Item 3.  Defaults Upon Senior Securities                            13

Item 4.  Submission of Matters to A Vote of Security Holders        14

Item 5.  Other Information                                          14

Item 6.  Exhibits and Reports on Form 8-K                           15

Signatures                                                          15

Aurora Gold Corporation
Consolidated Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)


                                                              September 30   December 31
                                                                  2000          1999
                                                              -----------    -----------
Assets
Current

     Cash and cash equivalents                                $     4,537    $     2,109
     Accounts receivable                                              300           --
                                                              -----------    -----------
                                                                    4,837          2,109


Plant and equipment, net                                           27,250           --
Mineral property costs                                            160,071        148,571
                                                              -----------    -----------
                                                              $   192,158    $   150,680
                                                              -----------    -----------

Liabilities and Stockholders' Surplus (Deficiency)

Current
     Accounts payable                                         $   252,999    $   160,855
      Notes payable                                               339,103         53,228
                                                              -----------    -----------
                                                                  592,102        214,083

Stockholders' deficiency,
     Share Capital
          Authorized
               50,000,000 common shares, par value $0.001
          Issued
               12,873,943 (1999 - 11,460,651) common shares        12,874         11,461
          Additional paid-in capital                            2,954,665      2,484,219

          Advances for stock subscriptions                           --          425,000
          Deficit accumulated during the development stage     (3,367,483)    (2,984,083)
                                                              -----------    -----------
                                                                 (399,944)       (63,403)
                                                              -----------    -----------
                                                              $   192,158    $   150,680
                                                              -----------    -----------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

Aurora Gold Corporation
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)


                                                    October 10
                                                        1995           Nine-months ended
                                                  (inception) to         September 30
                                                   September 30,  --------------------------
                                                       2000          2000            1999
For the periods ended                               (cumulative)  (Unaudited)    (Unaudited)
                                                   -------------   ----------    -----------
General and administrative expenses
   Depreciation and amortization                     $ 25,195      $  3,333     $   1,727
   Interest, bank charges and foreign exchange         37,199           806        16,295
   Administrative and general, net of recoveries      597,667       127,558        16,654
   Professional fees - accounting and legal           370,241        51,023        17,667
   Salaries and consulting fees                       875,673       143,489        43,867
                                                   ----------      --------     ---------
                                                    1,905,975       326,209        96,210
   Less interest income                                21,848           318           587
                                                   ----------      --------     ---------
                                                    1,884,127       325,891        95,623
Exploration expenses                                1,443,946        57,509       472,350
Write off of mineral property costs                    39,410          --            --
                                                   ----------      --------     ---------
Net loss for the period                            $3,367,483      $383,400     $ 567,973
                                                   ----------      --------     ---------
Loss per share
  Basis and diluted                                                $   0.03     $    0.05
                                                                   --------     ---------
Weighted average common shares outstanding
  Basic and diluted                                              11,956,962    11,229,522
                                                                 ----------    ----------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

Aurora Gold Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited, Prepared by Management)


                                                    October 10
                                                        1995           Nine-months ended
                                                  (inception) to         September 30
                                                   September 30,  --------------------------
                                                       2000          2000            1999
For the periods ended                               (cumulative)  (Unaudited)    (Unaudited)
                                                   -------------   ----------    -----------
Cash provided (used) by:

Operating activities
   Net loss for the period                         $(3,367,483)    $(383,400)    $(567,973)
   Adjustments to reconcile net loss to net
     cash used in operating activities
      Depreciation and amortization                     25,195         3,333         1,727
      Write off of mineral properties                   39,410          --            --
      Compensation on stock options                    720,500          --            --
      Expenses satisfied with common stock             292,200        42,809       180,694
   Changes in assets and liabilities
      Increase in accounts receivable                     (300)         (300)         --
      Increase (decrease) in accounts payable          252,999        92,144        (5,446)
                                                   -----------     ---------     ---------
                                                    (2,037,479)     (245,414)     (390,998)
                                                   -----------     ---------     ---------

Investing activities
   Purchase of fixed assets                            (55,383)      (30,583)         --
   Mineral property costs                             (199,481)      (11,500)      (44,379)
   Proceeds on disposal of fixed assets                 14,449          --            --
   Incorporation costs                                 (11,511)         --            --
                                                   -----------     ---------     ---------
                                                      (251,926)      (42,083)      (44,379)
                                                   -----------     ---------     ---------

Financing activities
   Proceeds from issuance of common stock
      and stock subscription receipts                1,954,839         4,050       190,000
   Repayment of notes and advances                    (300,000)         --            --
   Proceeds from notes and advances payable            639,103       285,875       192,023
                                                   -----------     ---------     ---------
                                                     2,293,942       289,925       382,023
                                                   -----------     ---------     ---------

Increase (decrease) in cash for the period               4,537         2,428       (53,354)
Cash, beginning of period                                 --           2,109        68,326
                                                   -----------     ---------     ---------
Cash, end of period                                $     4,537     $   4,537     $  14,972
                                                   -----------     ---------     ---------

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements

     Notes to Interim Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

          The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 (b) of Regulation S-B and include the accounts of the Company and its wholly-owned subsidiaries Aurora Gold, S.A., Aurora Metals (BVI) Ltd. and Deltango Gold Limited. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany transactions and balances have been eliminated. In March 2000 the Company divested its interests in Deltango Gold Limited.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

          The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The consolidated financial statements and footnotes thereto included in Aurora Gold Corporation Annual Report on Form 10-KSB for the year ended December 31, 1999 should be reviewed in connection with these condensed consolidated financial statements.

          The continued operations of the Company is dependent upon the discovery of economically recoverable reserves or proceeds from the dispositions thereof, the ability of the Company to obtain financing to complete development of the properties and on future profitable operations.

          All dollar amounts are in United States dollars unless otherwise indicated. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard has no material effect on the financial statements. The Company initially capitalized all costs directly incurred in its formation. To comply with SOP 98-5, the remaining balance was written off to depreciation expense during 1999.

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at September 30, 2000 and December 31, 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

          The Company places its cash and cash equivalents with high credit quality financial institutions. As of September 30, 2000 Company had $ nil in a bank beyond insured limits

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the nine-months ended September 30, 2000 and 1999 were $Nil and $Nil, respectively.

          The Company has adopted Statement of Financial Accounting Standards (SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

          Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

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

          In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 did not change the current accounting treatments for components of comprehensive income.

2.   Nature of Business and Going Concern

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

3.   Mineral Properties and Exploration Expenses

                                                   Accumulated                       Accumulated                         Accumulated
                                                     Balance                            Balance                            Balance
                                                    December 31                       December 31                          June 30
                                                        1998          Additions           1999         Additions             2000
                                                    -----------      -----------      -----------      -----------       -----------
Property acquisition
  Expenditures
     Canada - Kumealon                              $        --      $    23,630      $    23,630      $        --       $    23,630
     Guatemala                                           88,441           15,500          103,941               --           103,941
     Tunisia                                                 --           15,000           15,000           11,500            26,500
     United States - Totem Talc                           1,000            5,000            6,000               --             6,000
                                                    -----------      -----------      -----------      -----------       -----------

                                                         89,441           59,130          148,571           11,500           160,071
                                                    -----------      -----------      -----------      -----------       -----------

Property exploration
  Expenditures
     Canada - Cape Breton                                96,186               --           96,186               --            96,186
     Canada - Kumealon                                       --            2,286            2,286              910             3,196
     Canada - Yukon                                          --          407,319          407,319         (147,756)          259,563
     Guatemala                                          194,644           53,597          248,241            6,793           255,034
     Tunisia                                                 --           93,362           93,362          122,375           215,737
     United States - Totem Talc                          11,418           39,783           51,201               --            51,201
     Project assessment and
        Exploration expenditures                        397,221           90,621          487,842           75,187           563,029
                                                    -----------      -----------      -----------      -----------       -----------

                                                        699,469          686,968        1,386,437           57,509         1,443,946
                                                    -----------      -----------      -----------      -----------       -----------

                                                    $   788,910      $   746,098      $ 1,535,008      $    69,009       $ 1,604,017
                                                    -----------      -----------      -----------      -----------       -----------

4.   Fixed Assets

                                                   September 30, 2000            September 30, 1999
                                                 ------------------------     -------------------------
                                                            Accumulated                    Accumulated
                                                  Cost      Depreciation      Cost         Depreciation
                                                 -------    ------------     -------       ------------
Computer equipment                               $15,125      $ 1,650        $    --      $         --
Office equipment                                  15,458        1,683             --                --
                                                 -------      -------        -------      ------------
                                                  30,583        3,333             --                --
                                                 -------      -------        -------      ------------

Cost less accumulated depreciation               $27,250                     $    --
                                                 =======                     =======

5.   Organization Costs

                                      September 30, 2000      September 30, 1999
                                      ------------------      ------------------
Cost                                      $ 11,511                $ 11,511
Less accumulated amortization              (11,511)                 (8,631)
                                          --------                --------

                                          $     --                $  2,880
                                          ========                ========

          The cumulative effect of the adoption of SOP 98-5 in 1999 resulted in a write off of $2,880. This amount is included in depreciation and amortization on the Statement of Operations due to its insignificance.

6.   Loans Payable

          Loans payable are unsecured, bear interest at the Citibank (New York City, USA) prime rate plus two percent and due on demand.

7.   Outstanding Options

          At September 30, 2000 the Company had 400,000 options outstanding.

               Number          Exercise Price                      Expiry
          ------------    -----------------------    ---------------------------
              250,000                   $0.75              September 2003
              150,000                   $0.75               December 2003
          -----------

              400,000
          ===========

          On June 2, 2000 405,000 stock options were exercised at $0.01 per share for gross proceeds of $4,050.

8.   Related Party Transactions

          Related party transactions not disclosed elsewhere in these financial statements include:

          a) Included in accounts payable is $213,647 (1999 - $0) due to directors and a company controlled by a director in respect of salaries, consulting fees and reimbursement for expenses.

          b) During the nine-month period ended September 30, 2000, salaries and consulting fees of $207,200 (1999 - $123,190) were paid or are payable to directors or companies controlled by directors.

          c) In January 2000, fixed assets of $15,000 were purchased for their book value from a director.

                  Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

9.   Non Cash Investing and Financing Activities

          In 2000, the Company settled various debts to a director with the issuance of shares of common stock as follows:

     2000
                                               Conversion
     Month of Settlement     Indebtedness        Price          Shares
     -------------------     ------------      ----------       ------
     January                     $ 35,000        $0.50          70,000
                             ------------                       ------
                                 $ 35,000                       70,000
                             ============                       ======

10.  Reclassifications

     Certain reclassifications of prior-year balances have been made to conform to current year classifications.


ITEM 2. MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(A)  General

          The Company is a mineral exploration company based in Vancouver, Canada and is engaged in the exploration for precious metals. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp.". On August 20, 1996 the Company changed its name to Aurora Gold Corporation and is an exploration stage enterprise.

          This document contains numerous forward-looking statements relating to the Company's business. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information the company believes reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from the Company's future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

          Aurora will be the Operator from the outset and, subject to certain limitations, will also carry out regional exploration for zinc in Tunisia for Billiton, with Billiton having a right of first refusal to enter into further exploration agreements

          In April, the March letter of intent between Aurora Gold Corporation and Billiton UK Resources B.V., which specified that an agreement be to be completed by April 14, 2000, was revised and the deadline for the agreement was extended until May 31, 2000. The area for exploration for zinc in the Kebbouch District in Tunisia, North Africa was also extended and will now include Hammala and the ten (10) other contiguous exploration permits for which Aurora filed applications in January 2000 and which were later accepted by the Directeur General L'Office National des Mines. The time for the completion of the agreement has been furthered extended until November 15, 2000. The final Agreement is subject to approval by the Board of Directors of both companies and regulatory authorities.

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

          On May 18, 2000, the Board of Directors of Aurora Gold decided to transfer to Aurora Metals, 100% interest in (6) Exploration Permits in Tunisia, which it held under option from High Marsh Holdings Ltd., and 100% interest in the ten (10) Exploration Permits in Tunisia which were formally granted by publication in the Tunisian Government Gazette on May 26, 2000, (collectively, the "Tunisian Property"). Aurora Gold also assigned to Aurora Metals, Aurora Gold's interest in the Letter of Intent with Billiton UK Resources BV ("Billiton"), signed on February 25, 2000, for the funding of exploration for zinc on portion of the Tunisian Property. One of the requirements in the Letter of Intent is that a change of domicile be undertaken and this will be satisfied on acceptance of Aurora Metals' Registration Statement by the United States Securities and Exchange Commission ("SEC").

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

          On June 19, 2000,  Aurora Gold's wholly owned subsidiary Aurora Metals
     (BVI) Ltd. ("Aurora Metals"- a company registered in the British Virgin Isles) filed a Registration Statement, Form 20-F, with the SEC. According to SEC rules the Registration Statement became effective sixty days after filing (August 19, 2000) and Aurora Metals became a reporting foreign issuer.

          On September 5, 2000 Aurora Metals (BVI) Ltd., in accordance with the terms of the High Marsh Option Agreements, gave High Marsh 30 days' notice of termination on four of the Exploration Permits and similar notice on a further Exploration Permit on September 11, 2000. The Company's decision to terminate five (5) of the six (6) High Marsh Option Agreements was based on the results of reconnaissance and technical investigations, which did not indicate potential for the existence of economically viable deposits of zinc-lead mineralization.

(C)  Financial Information

          Nine-Months   Ended  September  30,  2000  versus   Nine-Months  Ended
     September 30, 1999

     Net Loss:

          For the nine-months ended September 30, 2000 the Company recorded a loss of $383,400 or $0.03 per share, compared to a loss of $567,973 or $0.05 per share in 1999.

     Revenues:

          The Company had no operating revenues for the nine-month period ended September 30, 2000 (1999 - $0).

     Costs and Expenses:

          General and administrative expenses - For the nine-months ended September 30, 2000 the Company recorded general and administrative expenses of $127,558 compared to $16,654 in 1999. $113,000 of the September 30, 2000
     expenses relate to project research, development and travel.

          Professional fees - accounting and legal - For the nine-months ended September 30, 2000 the Company recorded legal fees of $39,867, compared to $7,754 in 1999. $23,400 of the $39,867 legal fees relate to Tunisia and the establishment of Aurora Metals (BVI) Ltd. For the nine-months ended September 30, 2000 the Company recorded accounting fees of $11,156 compared to $9,913 in 1999. The accounting fees related to the additional costs for the December 31, 1999 audit of Aurora Gold and the March 31, 2000 audit of its wholly owned subsidiary Aurora Metals (BVI) Ltd.

          Exploration expenditures - For the nine-months ended September 30, 2000 the Company recorded exploration expenses of $57,509, compared to $472,350 in 1999. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $910 (1999 - $2,286), Canada - Yukon properties Credit $147,755 (1999 - $325,725) Guatemala $6,793 (1999 -
     $51,247),  Tunisia  $122,375 (1999 - $34,580),  United  States,  Totem Talc
     property $0 (1999 - 38,883), and Project assessment and exploration expenditures of $75,186 (1999 - 19,629). In March 2000 Aurora divested its interest in four (4) exploration properties in the Yukon Territory, Canada owned by Deltango Gold Limited. $72,702 in payables relating to the Yukon properties was transferred to Deltango Gold Limited in March 2000. Aurora will convert its USD $259,564 in costs incurred to-date on Deltango's four
     (4) exploration properties located in the Yukon Territory Canada into a convertible debenture. The debenture may be converted into seed shares, or common shares of Deltango depending on the time of conversion.

(D)  Financial Condition and liquidity

          At September 30, 2000, the Company had cash of $4,537 (1999 - $14,972) and working capital deficiency of $587,265 (1999 working capital deficiency
     - $192,185) respectively. Total liabilities as of September 30, 2000 were $592,102 (1999 - $207,157) an increase of $384,945.

          Net cash used in operating activities in the nine-month period ended September 30, 2000 was $245,414 compared to $390,998 in the nine-month period ended September 30, 1999. Net cash used in investing activities in the nine-month period ended September 30, 2000 consisted of additions to mineral properties $11,500 (1999 - $44,379) and additions to fixed assets $30,583 (1999 - $0). Net cash received from financing activities in the nine-month period ended September 30, 2000 consisted of proceeds from notes and advances payable $285,875 (1999 - $192,023) and proceeds from the issuance of common stock and stock subscription receipts of $4,050 (1999 - $190,000).

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

ITEM 2. Changes in Securities

          In January the Company settled $35,000 of debt owing to a director with the issue of 70,000 common shares at $0.50 per share. On June 2, 2000 405,000 stock options were exercised at $0.01 per share for gross proceeds of $4,050.

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

3.3  Amended and Restated By-laws*

     10.1 Agreement dated July 18, 1997 between The Company and Minera Motagua, S.A.*

     10.2 Agreement dated August 16, 1997 between the Company and Minera Motagua, S.A.*

     10.3 Agreement dated November 3, 1997 between the Company and Minera Motagua, S.A.*

     10.4 Agreement dated July 28, 1998 between the Company and Minera Motagua, S.A.*

     10.5 Agreement dated August 24, 1998 with Jorge Mario Rios Munoz.*

10.6 Agreement dated November 18, 1998 between the Company and United Catalyst, Inc. and Getchell Gold Corporation.*

10.7 Agreement dated February 23, 1999 between the Company and Gregory G.
     Crowe.*

10.8 Option Agreements dated as shown between the Company and High Marsh Holdings Ltd.*

          10.8.1  Hamman Zriba/Jebel Guebli            October 15, 1999*
          10.8.2  Koudiat Sidii                        October 15, 1999*
          10.8.3  Ouled Moussa (bou Jabeur Est)        October 15, 1999*
          10.8.4  Hammala                              January 20, 2000*
          10.8.5  El Mohguer (Garn Halfaya)            January 20, 2000*
          10.8.6  Jebel Oum Edeboua (Garn Halfaya)     January 20, 2000*

10.9  Joint   Venture   Agreement  between  the   Company  and   Patagonia  Gold
      Corporation*

10.10 Letter of Intent between the Company and Billiton UK Resources B.V.*

27.1 Financial                           Data                           Schedule

----------
*    Previously Filed

(b)  Reports on Form 8-K

     1. Change in registrant's certifying accounts (filed May 16, 2000)*

     2. Disposition of assets (filed June 2, 2000)*

----------
*    Previously Filed




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Date:  October 30, 2000                   BY:  /s/ David Jenkins
                                               -----------------
                                                   David Jenkins
                                                   Director and President

Date:  October 30, 2000                   BY:  /s/ John A.A. James
                                               -------------------
                                                   John A.A. James
                                                   Director and Vice-President