Form 10KSB
period 2000-12-31
AURORA GOLD CORP
filed 2001-04-02
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM  10-KSB

[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Fiscal  year  ended  December  31,  2000

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

Securities registered pursuant to Section 12 (g) of the Securities Exchange Act of 1934:

Title  of  each  class                       Name  of  each exchange on
                                             which  registered
-----------------------                      --------------------------
Common stock, par value $0.001 per share     NASD  OTC  Bulletin  Board
----------------------------------------     --------------------------

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

     Revenue  for  the  fiscal  year  ended  December  31,  2000  was  $Nil

     The aggregate market value of the Registrant's voting common Stock held by non-affiliates was $1,537,079 as of March 8, 2001. There were 12,873,943, shares of the registrant's Common Stock outstanding as of March 8, 2001.

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

     The Company is engaged in the location, acquisition, exploration and, if warranted, development of mineral resource properties. All of the mineral properties in which the Company has an interest or a right to acquire an interest in are currently in the exploration stage. None of the properties have a known body of Mineral Reserves. The Company's primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Its secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both.

     Currently, the Company's activities are centered in Canada, Guatemala, Tunisia and the United States of America.

     None  of  the  Company's  properties  contain  any  known Mineral Reserves.

     The  Company's  common  stock  is  traded  on  the NASD OTC Bulletin Board.

     The Company's offices are located at 1505 - 1060 Alberni Street, Vancouver, British Columbia, Canada, V6E 4K2.

(B)     SIGNIFICANT  DEVELOPMENTS  IN  FISCAL  1999  AND  SUBSEQUENT  EVENTS

     In fiscal 2000 the Company issued 1,504,000 common shares for an aggregate consideration of $528,550 and cancelled 90,706 common shares with an aggregate consideration of $56,691. The following is a breakdown of the common shares issued in fiscal 2000. The Company issued 900,000 common shares during the first quarter of fiscal 2000. The 900,000 common shares had been subscribed in fiscal 1999 for $425,000. The Company issued 405,0000 common shares for aggregate cash consideration of $4,050 on the exercise of 405,000 common share stock options. The Company settled $99,500 of debt with the issuance of 199,000 common shares at a price of $0.50 per common share. The Company cancelled 90,706 common shares, which had been issued in 1999 to settle $56,691 of debt.

     In February 2000 the Company decided not to proceed with further exploration work on the Totem Talc property during the year. The company has not complied with the expenditure requirements for 2000 and 1999 and did not make the required option payments on December 15, 2000 and 1999.

     On February 25, 2000 the Company signed a letter of intent with Billiton UK Resources B.V. ("Billiton") for funding of exploration on the Hammala property. In April 2000 the March letter of intent between the Company and Billiton UK Resources B.V., was revised and the area for exploration for zinc in the Kebbouch District in Tunisia, North Africa was extended to include Hammala and the ten (10) other contiguous exploration permits (Koudiat Sidi Amor, Koudiat Ed Diss, Koudiat Hamra, Sidi Nasseur, Henchir El Goussat, Aine Djonane Ed Dar, Oued El Hariga, El Gourine, Sidi Ahmed Bou Lahia and Griane) for which the Company filed applications in January 2000 and which were later accepted by the Directeur G n ral L'Office National des Mines.

     On May 18, 2000, the Board of Directors of the Company decided to transfer to Aurora Metals, 100% interest in (6) Exploration Permits in Tunisia, which it held under option from High Marsh Holdings Ltd., and 100% interest in the ten
(10) Exploration Permits (Koudiat Sidi Amor, Koudiat Ed Diss, Koudiat Hamra, Sidi Nasseur, Henchir El Goussat, Aine Djonane Ed Dar, Oued El Hariga, El Gourine, Sidi Ahmed Bou Lahia and Griane) in Tunisia which were formally granted by publication in the Tunisian Government Gazette on May 26, 2000, (collectively, the "Tunisian Property"). The Company also assigned to Aurora Metals, the Company's interest in the Letter of Intent with Billiton UK Resources BV ("Billiton"), signed on February 25, 2000, for the funding of exploration for zinc on portion of the Tunisian Property. One of the requirements in the Letter of Intent was that a change of domicile be undertaken and this will be satisfied on acceptance of Aurora Metals' Registration
Statement  by  the  United  States  Securities  and  Exchange  Commission.

     On May 19, 2000 the Board of Directors of the Company approved and authorized a stock dividend, on a one to one basis, of the 13,000,000 common shares of Aurora Metals then owned by the Company, payable to the stockholders of the Company. The 13,000,000 shares of common stock then represented the entire outstanding and issued common stock of Aurora Metals. The stock dividend would be payable to the Company's stockholders of record as of the close of business on June 15, 2000. On June 15, 2000 the Company had 12,873,943 shares issued and outstanding. Of the total outstanding 13,000,000 common shares of Aurora Metals held by the Company, 126,057 common shares will not be distributed to the stockholders of the company as a dividend. The Company will return those 126,057 common shares of Aurora Metals back to Aurora Metals to be cancelled. The Company proposed to effect the share distribution on the later to occur of:
(i) the effective date of Aurora Metals Form 20-F Registration Statement which according to the U.S. Securities and Exchange Commission rules is sixty days after the June 19, 2000 filing of the Form 20-F Registration Statement (August 19, 2000); or (ii) the date on which the Company is notified by the staff of the U.S. Securities and Exchange Commission that there are no further comments on the Aurora Metals Form 20-F Registration Statement. On February 16, 2001 the Company was advised by the staff of the U.S. Securities and Exchange Commission that the Aurora Metals Form 20-F Registration Statement had gone to a "No Comment" position. The Company thus paid the stock dividend on March 9, 2001. The Company along with the distribution of Aurora Metals share certificates, included an explanatory cover letter and a copy of the Aurora Metals Form 20-F Registration Statement as part of its distribution in lieu of delivery of a
Schedule 14A or 14C. The Company believes that the Aurora Metals Form 20-F Registration Statement, as amended, contains substantially all of the information required under Regulation 14A or 14C under the Exchange Act as described in the U.S Securities and Exchange Commission's Staff Bulletin No. 4.

     On September 5, 2000 Aurora Metals, in accordance with the terms of the High Marsh Option Agreements, gave High Marsh 30 days' notice of termination on four of the Exploration Permits and similar notice on a further Exploration Permit on September 11, 2000. The Company kept the Hammala Exploration Permit, which it holds in accordance with the High Marsh Option Agreements. The Company's decision to terminate five (5) (Hamman Zriba, Koudiat Sidii, Ouled Moussa, El Mohguer, Jebel Oum Edeboua) of the six (6) High Marsh Option Agreements was based on the results of reconnaissance and technical investigations, which did not indicate potential for the existence of economically viable deposits of zinc-lead mineralization.

     On January 29, 2001 Aurora Metals signed a Subscription Agreement with Billiton E&D 3 B.V. and an Option Agreement with Billiton UK Resources B.V., both subsidiaries of Billiton plc ("Billiton"), for funding of exploration for zinc on the Hammala and Kebbouch District Exploration Permits in Northern Tunisia, North Africa. Closing occurred on February 8, 2001. Under the terms of the agreements: (i) Billiton, through its subsidiary, Billiton E&D 3 B.V., made a private placement in Aurora Metals of $600,000 by purchasing 857,143 newly issued Units at a price of $0.70 with each Unit comprising of a common share and a purchase warrant, exercisable for a period of one year at $0.85, which if exercised would result in further proceeds of $728,571; (ii) Aurora Metals undertook to spend $475,000 of the private placement on exploration on Hammala Exploration Permit and the ten other Exploration Permits in the Kebbouch District owned by Aurora Metals; (iii) after the proceeds of the initial private placement are expended, Billiton, through its subsidiary, can elect to exercise a First Option whereby it can earn a 51% interest in the Property by spending $1.0 million over the ensuing two years; (iv) following the exercise of the First Option and satisfaction of the earn-in, Aurora Metals and Billiton UK Resources B.V. will form a Joint Venture and will pro rata fund further expenditures on exploration of the Property; (v) prior to the expenditure under the Joint Venture Phase reaching $2.0 million, Billiton, through its subsidiary, can elect to exercise a Second Option to earn a further 19%, i.e. to reach a total of 70%, by providing financing for all further work including, but not limited to, Pre-feasibility and Feasibility studies, engineering, mine development and construction through to commercial production. Aurora Metal's pro rata share of these costs will be repaid from Aurora Metal's share of cash flow; and (vi) Aurora Metals will be the Operator from the outset and will also undertake regional geological investigations in the country.

     On March 9, 2001 the Company distributed 12,873,943 shares of Aurora Metals to the Company's June 30, 2000 shareholders of record, as a stock dividend. The Company returned 126,057 shares of Aurora Metals common stock back to Aurora Metals for cancellation. The 13,000,000 shares of common stock of Aurora Metals represented the entire outstanding and issued common stock of Aurora Metals. As a result of the distribution of Aurora Metals shares to the shareholders of the Company, Aurora Metals is no longer a subsidiary of the Company. On March 9, 2001 Aurora Metals had 13,731,086 common shares outstanding and 857,143 share purchase warrants outstanding as a result of the Company returning 126,057 common shares of Aurora Metals back to Aurora Metals for cancellation and the issuance of 857,143 common shares to Billiton E&D 3 B.V., as a result of the private placement that closed on February 8, 2001.


(C)     EXPLORATION  AND  DEVELOPMENT

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company owns or controls unpatented mining claims, and mineral exploration concessions, in British Columbia and Yukon Territories, Canada; Guatemala, Tunisia, and the United States of America. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in Canada, Guatemala and Tunisia. The Company is also examining other exploration properties in Mexico, North Africa and the United States of America.

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $910 during fiscal 2000 (1999 - $2,286).

     Exploration expenses in the Yukon Territories, Canada totalled $113,400 during fiscal 2000 (1999 - $408,319). During the year the Company filed for a Yukon Mineral Exploration Tax Credit with respect to it's 1999 Yukon mineral expenditures and received a refund from the Government of Canada in the amount of $59,854.The Company also recovered $16,077 for goods and services taxes charged on 1999 Yukon exploration expenditures for total refunds of $75,931. During the year the Company compiled geochemical, geophysical and Yukon Minifile information in a computer-based Graphical Information System ("GIS"). With this data, the Company identified a large number of gold targets within the Yukon's Tintina Gold belt and, subsequently, staked a total of 120 claims. The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

     Exploration  expenses in Guatemala totalled $6,793 during fiscal 2000 (1999
- $53,597). Exploration expenditures on the San Diego Reconnaissance Concession by Aurora's joint venture partner totalled $1,135 during fiscal 2000 (1999 - $23,117). The work consisted of sampling of outcrops, soils and stream sediments and mapping. The aim of the exploration work was to identify a number of areas for which more comprehensive work programs can be planned. The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration is warranted; or (ii) whether certain mineral exploration concession licenses and mineral reconnaissance license should be surrendered.

     Exploration  expenses in Tunisia totalled $156,356 during fiscal 2000 (1999
- $93,362). In February 2000 the Company filed applications for ten (10) additional exploration permits (Koudiat Sidi Amor, Koudiat Ed Diss, Koudiat Hamra, Sidi Nasseur, Henchir El Goussat, Aine Djonane Ed Dar, Oued El Hariga, El Gourine, Sidi Ahmed Bou Lahia and Griane) for zinc-lead mineralization in the Kebbouch district of northern Tunisia. The permits were filed with and accepted by the Directeur G n ral L'Office National des Mines. The new permit areas are contiguous with the existing Hammala property and increase the area under Aurora's control to 42 square kilometers. Exploration work programs carried out during 2000 consisted of surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The results of the fieldwork will assist in designing the 2001 work program. As a result of reconnaissance and technical investigations the Company decided to terminate five (5) (Hamman Zriba, Koudiat Sidii, Ouled Moussa, El Mohguer, Jebel Oum Edeboua) of the six (6) High Marsh Option Agreements.

     Aurora Metals' exploration work during 2001 will be carried out on the remaining Hammala exploration permit held under the High Marsh Option Agreement and the ten (10) Kebbouch District exploration permits, at an estimated cost of $475,000. The work will comprise surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying, and inspection of old workings. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) certain Exploration Permits should be surrendered. In addition, preliminary regional exploration work will be carried out at an estimated cost of $70,000.

     Exploration expenses in the United States with respect to the Totem Talc property totalled $0 during fiscal 2000 (1999 - $39,783). In February 2000 the Company decided not to proceed with further exploration work on the property during the year. The Company has not complied with the expenditure requirements for 2000 or 1999 and did not make the required option payments on December 15, 2000 or 1999.

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

(D)  EMPLOYEES

     As of March 26, 2001 there were two full time employees and six part time employees.

(E)  REGULATION  OF  MINING  ACTIVITY

     The Company's interests in its projects will be subject to various laws and regulations concerning exploration, production, taxes, labor standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

(F)  FOREIGN  COUNTRIES  AND  REGULATORY  REQUIREMENTS

     Mineral exploration, and mining activities on the Company's properties may be affected in varying degrees by political stability, and the policies of other nations. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation and which may it more difficult for the Company to raise funds for the development of its mineral interests in some countries.

(G)  COMPETITION

     Many companies are engaged in the exploration of mineral properties. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing lead and zinc. Many of these companies have substantially greater technical and financial resources than the company and thus the Company may be at a disadvantage with respect to some of its competitors.

     The marketing of minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labor, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices. Significant price movements in mineral prices over short periods of time may be affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and, therefore, the economic viability of any of the Company's projects cannot accurately be predicted. As the Company is in the exploration stage, the above factors have had no material impact on operations or income.

(H)  ENVIRONMENTAL  REGULATIONS

     Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

     All phases of the Company's operations in Canada, Guatemala, Tunisia and the United States of America are subject to that country's environmental regulations. The regulations are comprehensive and cover water quality, discharge limits, hazardous wastes, agricultural land and vegetation.

(I)  MINING  RISKS  AND  INSURANCE

     Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Company has a direct or indirect interest will be subject to all type of hazards and risks or unexpected formations, cave-ins, pollution, all of which could result in work stoppages, damages to property, and possible environmental damages. The Company has general liability insurance covering its operations. Payment of any liabilities in excess of the Company's insurance coverage could have a materially adverse effect upon the Company's financial condition.


ITEM  2.     DESCRIPTION  OF  PROPERTY

All of the Company's properties are in the preliminary exploration stage and do not contain any known body of ore.

     The Company's exploration activities are presently in Canada, Guatemala, Tunisia and the United States of America.

(A)  BRITISH  COLUMBIA,  CANADA
     --------------------------

     In February 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, B.C. Canada. This property is highlighted by consistence of purity and whiteness of the limestone zone outcropping along the southwest shore of Kumealon Lagoon. The zone is comprised mostly of white, recrystallized, fine to course grained limestone, striking 150 degrees and can be traced for at least 1200 meters. The zone is estimated to have an average stratigraphic thickness of 180 meters. Chip samples taken across the zone averaged 55.06% CaO, 2.11% insolubles and 43.51% ignition loss. The zone is estimated to contain 19 million tonnes of high-grade limestone over a strike length of 1200 meters, with an average width of 180 meters and an average height above water of 30 meters. The Company's plans for a complete geological investigation in connection with an extensive bedrock-sampling program have been deferred.

(B)  YUKON  TERRITORIES,  CANADA
     ---------------------------

     During 2000, the Company acquired by staking, 100% interest in the following claims: Au 86-158 (a total of 73 new claims) which is an extension to the White River Project Area; and, Dan 125-144 (a total of 20 new claims), Dan 147-171 (a total of 25 new claims), Dan 172 Fraction Claims, and Dan 173 Fraction Claim which are an extension of the Independence Creek Project Area claims. These new claims were acquired to cover prospective areas and mineralized trends that extended beyond the previous claim block boundaries.

     Assessment filing for work carried out in 1999 was completed during 2000 and filed with the Yukon Mining recorder. Results of the fieldwork will provide the basis for future field programs at each of the project areas. No new fieldwork was carried out in 2000 on any of the claim blocks acquired in May and June 1999.

CARLISLE CREEK PROPERTY: The property comprises 102 contiguous claims covering approximately 25 square kilometers, which were staked in June 1999. It is located in the Dawson Range, 200 kilometers northwest of the town of Carmacks and 125 kilometers south of Dawson City. The property was staked because of anomalous gold, arsenic, antimony and tungsten levels in stream sediment samples identified from the GIS and a similar geological setting to the Pogo deposit, owned by Sumitomo Metal Mining Arizona, Inc., SC Minerals Inc., and Teck Resources, Inc., located in east-central Alaska, approximately 145 kilometers southeast of Fairbanks. INDEPENDENCE CREEK PROPERTY: The property comprises 244 claims, in two blocks, covering approximately 60 square kilometers, which were staked in June 1999. It is located in close proximity to the east of the Carlisle Creek property. The property was selected because of anomalous gold, arsenic, antimony and tungsten levels in stream sediment samples identified from the GIS, and as with the Carlisle Creek property, similar geological setting to the Pogo deposit. LIVINGSTONE NORTH: The property comprises 479 claims, in two blocks, covering approximately 120 square kilometers, which were staked in July 1999. It is located in the Big Salmon Range, 100 kilometers north-northeast of the city of Whitehorse. The property was selected because of strongly anomalous gold, arsenic, antimony and tungsten levels in stream sediment samples identified from the GIS. Additional factors leading to selection of the property were the geological similarities to the area north of Fairbanks, Alaska, and occurrence of placer gold and bismuth minerals in quartz vein material at Livingstone Creek. SONORA WEST: The property comprises 116 contiguous claims, covering approximately 29 square kilometers, which were staked in June 1999. It is located in the Dawson Range, 115 kilometers northwest of the town of Carmacks. The property was selected to cover geophysical anomalies, suggestive of hydrothermal alteration, in an area drained by streams from which weakly anomalous values of gold, arsenic and antimony were detected in stream sediment samples identified from the GIS. WHITE RIVER: The property comprises 114 claims, in three blocks, covering approximately 29 square kilometers, which were staked in June 1999. It is located in the Dawson Range, 235 kilometers northwest of the town of Carmacks and 125 kilometers south of Dawson City. The property was selected because of anomalous values of gold, arsenic and antimony detected in stream sediment samples identified from the GIS. There are also similarities in the geological setting to that of the Pogo deposit.

(C)  GUATEMALA,  CENTRAL  AMERICA
     ----------------------------

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

     The Company has a portfolio of five (5) mineral exploration concession licenses, namely: Aguas Calientes, Apantes, La Esperanza, El Jicaro and Valenton 1 and one (1) mineral reconnaissance license, San Diego which was granted in September 1999. In October 1999 the Company entered into a joint venture agreement with Patagonia Gold Corporation ("Patagonia") to carry out preliminary exploration within the San Diego license area. Under the terms of the joint venture Patagonia can earn a fifty percent (50%) interest in the San Diego mineral reconnaissance licence upon (a) payment of $9,250 (paid) Guatemala government fee for the acquisition of the San Diego mineral exploration reconnaissance licence and (b) the payment of $18,617 (paid) for a Phase 1 exploration program. AGUAS CALIENTES - MINERAL EXPLORATION CONCESSION LICENSE:
The Aguas Calientes mineral exploration concession is located in the department of Sacatepequez in western Guatemala, some 30 kilometers southwest of Guatemala City. It covers an area of 99 square kilometers. Mining was carried out in the Spanish colonial period in a U-shaped, volcanic caldera in which the villages of San Antonio, Santa Catarina, Santiago and San Miguel are located. Investigation into old workings and a reconnaissance sampling program are planned during 2000. APANTES - MINERAL EXPLORATION CONCESSION LICENSE: The Apantes mineral exploration concession is located in the Jutiapa and Jalapa departments of eastern Guatemala 130 kilometers east of Guatemala City. It covers an area of 88 square kilometers. The area is located within tertiary volcanic rocks in contact with several pockets of redbeds. The reconnaissance program conducted in 1999 showed anomalous gold and silver values in quatz-sericite-pyrite alteration in basic volcanic rocks on the southeastern part of the concession. Further sampling and mapping of this area is required. The Company is considering an offer to sell the Apantes concession to reduce work commitments and concentrate on the other concessions. EL JICARO - MINERAL EXPLORATION CONCESSION LICENSE:
The El Jicaro mineral exploration concession is located in the El Progreso department of eastern Guatemala, some 80 kilometers east of Guatemala City. It covers an area of 90 square kilometers. The geology of the region is characterized by the presence of several rock types, including intrusives, tertiary rhyolites and redbeds of the Cretaceous age and is marked by the presence of the Motagua Fault, the largest east-west structure in Guatemala. The reconnaissance program carried out in 1999 identified anomalous gold values in partly metamorphosed rocks (serpentinite) and stream sediments in the southern part of the concession. Further sampling and mapping of this area is planned during 2000. VALENTON 1 - MINERAL EXPLORATION CONCESSION LICENSE: The Valenton 1 mineral exploration concession is located in the Guatemala and Baja Verapaz departments in central Guatemala, 20 kilometers north of Guatemala City. It covers an area of 25 square kilometers. The mineral exploration concession is located within metamorphic rocks (serpentinite) extremely close to the Montagua Fault system in a zone of great geological complexity, which may control mineralization. Alluvial gold has been retrieved from sand bars in the Motagua River since Spanish colonial times. The reconnaissance program conducted in 1999 concentrated on sampling of sediments of streams draining into the Motagua River. Anomalous values in gold were obtained and further fieldwork, including sampling and mapping is planned. LA ESPERANZA -MINERAL EXPLORATION CONCESSION
LICENSE: The La Esperanza mineral exploration concession is located in the Zacapa department in eastern Guatemala some 115 kilometers east of Guatemala City. It covers an area of 40 square kilometers. The vein system within metamorphic rocks consists of a set of at least sixteen white-clear, quartz veins, varying from 0.3 to 9.0 meters in width, oriented between N60o W and N30o W, outcropping in some cases for up to 500 meters. The quartz veins contain sulfides in the form of galena, chalcopyrite, pyrite, native copper and some copper oxides. A program of trenching and chip sampling showed anomalous gold and silver values with defined spatial distribution in the central area of the vein system. Additional trenching and sampling is warranted, followed by drilling below the high-grade sections to determine whether, or not, grades increase and the veins are continuous, with depth. SAN DIEGO - MINERAL RECONNAISSANCE LICENSE: San Diego is a mineral reconnaissance concession located in the Zacapa and Chiquimula departments in eastern Guatemala, some 150 kilometers east of Guatemala City. As a mineral reconnaissance concession, it covers a larger area than a mineral exploration concession, specifically 800 square kilometers. The main feature of the mineral reconnaissance concession is the fact that it completely surrounds the El Pato gold and silver mineral reserve, an exploration project funded by the United Nations which identified a Mineral Resource estimated to contain some 200,000 ounces of gold. Geologically, because of its size this mineral reconnaissance concession contains several geological settings. Most important is the presence of the Motagua Fault to the North and the Chiguimula Pluton (intrusive) on the eastern half of the concession. During the first quarter of 2000 the Company completed the sampling of outcrops, soils and stream sediments and mapping, commenced in November of 1999. The aim of the preliminary exploration work was to identify a number of highly prospective areas for which applications for mineral exploration licenses will be made, and subsequently undertake more comprehensive work.

Exploration work on the Guatemala properties during 2001 will include geological mapping and extension of soil and rock sampling.

(D)     TUNISIA,  NORTH  AFRICA
        -----------------------

Hammala  and  Kebbouch  District  Exploration  Permits

     The Company's Hammala Exploration Permit, which is held under an Option Agreement with High Marsh Holdings Limited, and ten Exploration Permits (Koudiat Sidi Amor, Koudiat Ed Diss, Koudiat Hamra, Sidi Nasseur, Henchir El Goussat, Aine Djonane Ed Dar, Oued El Hariga, El Gourine, Sidi Ahmed Bou Lahia and Griane), which are held directly from the Government, located in the Kebbouch District are located in the "Zone des Domes", a southwest - northeast striking belt of Triassic salt domes and diapirs intruded into Cretaceous carbonates. The zone is the central part of the Atlas fold belt in Tunisia, and is approximately 250 kilometers long by 80 kilometers wide. Most of the past zinc producers and the three currently producing mines are located in the Zone des Domes.

     The Exploration Permits, in general, are square with sides of two (2) kilometers and oriented north-south/east west in accordance with the Tunisian Mining Law. Those held by the Company in the Kebbouch District are: HAMMALA:
The Exploration Permit comprises four (4) square kilometers in the western Kebbouch District located between the town of Le Krib and the city of Le Kef, approximately 150 kilometers by road, southwest of Tunis. The Exploration Permit covers a portion of the western side of a crescent-shaped Triassic diapir, known as Jebel Kebbouch, where Cenomanian-Turonian rocks, including the Bahloul Formation, are common. The Hammala Exploration Permit was previously explored by the Office National des Mine ("ONM"), the Tunisian government entity responsible, until recently, for exploration and evaluation of minerals within the country. Overall, the target is stratiform mineralization within the Bahloul

Formation and associated stockwork mineralization. KOUDIAT SIDI AMOR: The Exploration Permit comprises four (4) square kilometers, adjoins Hammala to the south and covers the extreme southwestern portion of the Jebel Kebbouch Diapir. It contains two historical lead-zinc mining prospects, Hammala and Majembia Nord. Both deposits were explored in the early 1900s and, up to 1946 about 4,000 tonnes of zinc and 1,000 tonnes of galena had been produced from Majembia, but are considered to be of greater current significance because some of this mineralization has characteristics of synsedimentary origin. Further, the permit covers the area in which extensions of the known mineralization might reasonably be found. KOUDIAT ED DISS: The Exploration Permit adjoins the eastern boundary of Koudiat Sidi Amor and is an L-shaped area of 2.14 square kilometers, around the northern and western boundaries of the Kebbouch Sud Exploration Permit held by Breakwater Tunisia, S.A. It covers a portion of the southern end of the Jebel Kebbouch Diapir and contains the Majembia Sud lead-zinc showing and possible extension to the Majembia Sud occurrence. KOUDIAT HAMRA: Koudiat Hamra is four (4) square kilometers in area and abuts the eastern boundary of Hammala. The Jebel Kebbouch Diapir extends over approximately the northern 60% of the Exploration Permit, largely underlain by Triassic-aged diapiric sediments but also includes the central portion of the eastern contact of the diapir. It is reasonable to expect that mineralization may be found here similar to that found within the adjacent Hammala Exploration Permit which covers the western contact of the diapir. SIDI NASSEUR: Sidi Nasseur is four (4) square kilometers in area, adjoining the eastern boundary of Koudiat Hamra. This Exploration Permit contains a portion of the northeastern margin of the Jebel Kebbouch Diapir. The exploration target is a zinc prospect, which may be related to the Kebbouch Nord occurrences on strike to the northeast, or to crosscutting structures that appear on the southeast as well as the southwest sides of the diapir. HENCHIR EL
GOUSSAT: The Exploration Permit adjoins the northern boundary of Hammala and is four (4) square kilometers in area. Down-dip extensions of mineralization on the Hammala Exploration Permit may extend across the boundary. AINE DJONANE ED
DAR: Aine Djonane Ed Dar abuts the eastern boundary of Henchir El Goussat and the northern boundary of Koudiat Hamra, and is four (2) kilometers in area. The Jebel Kebbouch Diapir exists in the southeastern quadrant with Bahloul Formation on the northern flank. The Exploration Permit is underlain in part by discontinuous exposures of the Cenomanian-Turonian stratigraphy that is host to synsedimentary mineralization in this area. These rocks can also be presumed to be present along this trend within the permit in the areas in which they are not exposed. This belt of rocks is on strike with the Ain el Morra lead-zinc zone in the Hammala Exploration Permit to the southwest, and this mineralization may extend into this permit. OUED EL HARIGA: The Exploration Permit is of four (4) square kilometers in area, and adjoins the eastern boundary of Aine Djonane Ed Dar and the northern boundary of Sidi Nasseur. The Jebel Kebbouch Diapir cuts diagonally across to the northeast with the Bahloul Formation on the northern flank. Mineralization was discovered here in 1900 and minor intermittent exploration and production was carried out until 1944. These showings occur over a strike length of about two kilometers along the northeast side of the diapir in rocks that overlie the Cenomanian-Turonian, which may be indicative of bedded mineralization at depth. EL GOURINE: El Gourine is of four (4) square kilometers and adjoins the eastern boundary of Oued el Hariga and covers the northeastern extremity of the Jebel Kebbouch Diapir. It was acquired to cover any potential mineralization that may exist down-dip from the Kebbouch Nord occurrences. SIDI AHMED BOU LAHIA: The Exploration Permit adjoins the northern boundary of Oued el Hariga and is four (4) square kilometers in area. While covered by surficial materials it was acquired to cover the probable extension of the favorable Cenomanian-Turonian stratigraphy that exists to the southwest in the Oued el Hariga Permit. In addition, mineralization present in the Kebbouch Nord zone may extend into the southwestern corner. GRIANE: Griane is four (4) square kilometers in area, and abuts the eastern boundary of Sidi Ahmed Bou Lahia and the northern boundary of El Gourine. It was acquired for the same reasons as the Sidi Ahmed Bou Lahia Permit: that both the stratigraphy and contained mineralization of the Kebbouch Nord zone may extend into the southwestern corner.

     Aurora Metals intends to file applications for additional exploration permits for zinc-lead mineralization in Tunisia with the Directeur G n ral L' Office National des Mines during 2001.

     Aurora Metals commenced exploration work on the properties in March 2001 with geological mapping, and extension of soil and rock sampling to better define the extent of anomalous zinc geochemistry, thus enabling selection of initial drilling targets. It is intended to commence diamond drilling within the next two to three months.

(E)  UNITED  STATES  OF  AMERICA:

     The Totem Talc property is located near Metalline Falls, Pend Oreille County, Washington, approximately 100 miles north of Spokane. The Totem Talc property consists of ten unpatented lode claims, covering approximately 206 acres, and is held under option by the Company in an Agreement with the joint venture owners, United Catalysts Inc. and Getchell Gold Corporation. The Company engaged an international firm of consultants to re-estimate the Mineral Resources (not "Reserves") of the talc deposit and provide an overview for further development of the project. The total Mineral Resources, categorized as Combined Indicated and Inferred, were re-estimated as 2.22 million tons at a grade of 45.9% talc above a cut-off grade of 20% talc. Included in the total are Mineral Resources for two high-grade areas, the Southwestern and Northeastern Areas, which are estimated to contain 861,000 tons at a grade of 60.2% talc above a cutoff grade of 50% talc. The mineralization in the Southwestern and Northeastern Areas is in the three most prominent and adjacent zones, and is amenable to extraction by open pit mining with low stripping ratios. The revised estimate of Mineral Resources represent increases of 71% in tonnage, and 2.27% in talc grade, above those previously reported by the Company as provided by the Joint Venture owners. The increases are mainly attributable to modifications in the geological interpretations with extensions both vertically and horizontally, and the fact that the previously reported Mineral Resources were confined by a preliminary open pit design.

     The Company decided not to proceed with further exploration work on the Totem Talc property during the year. The company has not complied with the expenditure requirements for 2000 and 1999 and did not make the required option payments on December 15, 2000 and 1999.


ITEM  3.     LEGAL  PROCEEDINGS

          The company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None

                                     PART 11

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     (a) The Common Stock of the Company has been quoted on the NASD OTC Bulletin Board since December 5, 1996. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the NASD OTC Bulletin Board for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             --------------  ---------------  --------------  ---------------

2000 - High  $        0.750  $         0.750  $        0.500  $         0.375
-----------  --------------  ---------------  --------------  ---------------
2000 - Low   $        0.250  $         0.141  $        0.250  $         0.094
-----------  --------------  ---------------  --------------  ---------------
1999 - High  $        0.843  $         0.875  $        0.875  $         0.700
-----------  --------------  ---------------  --------------  ---------------
1999 - Low            0.625            0.593           0.593            0.437
-----------  --------------  ---------------  --------------  ---------------

     (b) As of March 8, 2001, there were 761 holders of record of the Common Stock.
     (c) On May 19, 2000 the Board of Directors of the Company approved and authorized a stock dividend, on a one to one basis, of the 13,000,000 common shares of Aurora Metals then owned by the Company, payable to the stockholders of the Company. The 13,000,000 shares of common stock then represented the entire outstanding and issued common stock of Aurora Metals. The stock dividend would be payable to the Company's stockholders of record as of the close of business on June 15, 2000. On June 15, 2000 the Company had 12,873,943 shares issued and outstanding. Of the total outstanding 13,000,000 common shares of Aurora Metals held by the Company, 126,057 common shares will not be distributed to the stockholders of the Company as a dividend. The Company will return those 126,057 common shares of Aurora Metals back to Aurora Metals to be cancelled. The stock dividend was paid on March 9, 2001.

          There were no Common Stock cash dividends paid in 2000, 1999, 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

     The Registrant has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") Between January 1 and December 31, 2000.

          In February 2000 amounts owing to a director of $35,000 were settled with the issuance of 70,000 common shares.

          In March 2000 350,000 common shares were issued. The common shares were subscribed for at a price of $0.50 per common share in September 1999 for aggregate consideration of $175,000.

          In March 2000 550,000 common shares were issued. The common shares were subscribed for at a price of $0.455 per common share in December 1999 for aggregate consideration of $250,000.

          In April 2000 a finder's fee of $20,000 was settled with the issuance of 40,000 common shares.

          In April 2000 a finder's fee of $40,000 was settled with the issuance of 80,000 common shares.

          In April 2000 90,706 common shares were cancelled. The shares were issued in August of 1999 to settle $56,691 in accounts payable. The accounts payable of $56,691 were reaccrued.

          In May 2000 accounts payable of $4,500 were settled with the issuance of 9,000 common shares.

          In June 2000 405,0000 common shares were issued for aggregate cash consideration of $4,050 upon the exercise of 405,000 common share stock options.

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

  The Company conducts exploration activities from it headquarters in Vancouver, Canada. The Company owns or controls unpatented mining claims, and mineral exploration concessions, in British Columbia and Yukon Territories, Canada; Guatemala; Tunisia and the United States of America. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

          The Company is currently concentrating its exploration activities in Canada, Guatemala, Morocco, Tunisia and the United States of America. The
Company is also examining other exploration properties in Mexico and North Africa. All of the Company's properties are in the preliminary exploration stage without any presently known Mineral Reserves.

     The Company had no revenues during fiscal 2000, 1999 and 1998. Income during fiscal 2000, 1999 and 1998 was the result of interest earned on funds raised, as the Company has no mineral properties in production. Funds raised in fiscal 2000, 1999 and 1998 were used for exploration of the Company's properties and general administration.

     During the next 12 months the Company needs to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses, to conduct work on its exploration properties, to meet its obligations under the Tunisian and the Totem Talc agreements. The Company intends to move forward in the current low gold price environment by selectively developing its existing assets and to further develop the Company through the possible acquisition or joint venturing of additional mineral properties either in the exploration or development stage. Additional employees will be hired on a consulting basis as required by the exploration projects.

(B)  FINANCING

     In fiscal 2000 the Company issued 1,504,000 common shares for an aggregate consideration of $528,550 and cancelled 90,706 common shares with an aggregate consideration of $56,691. The following is a breakdown of the common shares issued in fiscal 2000. The Company issued 900,000 common shares during the first quarter of fiscal 2000. The 900,000 common shares had been subscribed in fiscal 1999 for $425,000. The Company issued 405,0000 common shares for aggregate cash consideration of $4,050 upon the exercise of 405,000 common share stock options. The Company settled $99,500 of debt with the issuance of 199,000 common shares at a price of $0.50 per common share. The Company cancelled 90,706 common shares with an aggregate consideration of $56,691.

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

(C)  FINANCIAL  INFORMATION

     (a) Twelve Months Ended December 31, 2000 (Fiscal 2000) versus Twelve Months Ended December 31, 1999 (Fiscal 1999)

          For the year ended December 31, 2000 the Company recorded a loss of $677,705, or $0.06 per share, compared to a loss of $855,391 ($0.08 per share) in 1999 and a loss of $1,151,604 ($0.11 per share) in 1998.

          General and administrative expenses - For the year ended December 31, 2000 the Company recorded general and administrative expenses of $217,838, compared to $169,093 in 1999. The 2000 amount of $217,838 includes travel expense and project research and development of $129,000 (1999 - $64,000), professional fees - accounting $14,964
          (1999  -  $19,171)  and  legal  $-3,272  (1999  -  $13,713).

          Exploration expenditures - For the year ended December 31, 2000 the Company recorded exploration expenses of $265,410, compared to $686,968 in 1999. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $910 (December 31, 1999 - $2,286); Canada - Yukon properties $35,799 (December 31, 1999 -
          $408,319);  Guatemala  $6,793  (December  31, 1999 - $53,597); Tunisia
          $156,356 (December 31, 1999 - $93,362); United States, Totem Talc property $0 (December 31, 1999 - $39,783); and Project assessment and exploration expenditures of $65,552 (December 31, 1999 - $90,621).

          Amortization expenditures - For the year ended December 31, 2000 the Company recorded depreciation and amortization costs of $4,592, compared to $4,607 in 1999. The Company initially capitalized all costs directly incurred in its formation. To comply with the American Institute of Certified Public Accounts Statement of Position 98-5 "Reporting on Costs of Start-Up Activities", the remaining balance was written off to depreciation expense during 1999.

     (b) Twelve Months Ended December 31, 1999 (Fiscal 1999) versus Twelve Months Ended December 31, 1998 (Fiscal 1998)

          For the year ended December 31, 1999 the Company recorded a loss of $855,391, or $0.08 per share, compared to a loss of $1,151,604 ($0.11 per share) in 1998. General and administrative expenses - For the year ended December 31, 1999 the Company recorded general and administrative expenses of $169,092, compared to $764,266 in 1998. The 1998 amount of $764,266 includes stock option compensation expense of $508,273 (1999 - $0). Administrative cost savings in 1999 reflect the increased sharing of costs with six other junior resource companies.

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


(D)  FINANCIAL  CONDITION  AND  LIQUIDITY

     At December 31, 2000, the Company had cash of $1,686 (1999 - $2,109) and working capital deficiency of $403,742 (1999 working capital - $211,974) respectively. Total liabilities as of December 31, 2000 were $632,505 as compared to $214,083 on December 31, 1999, an increase of $418,422. During 2000 financing activities consisted of the following, net proceeds from the issuance and subscription of common stock of $4,050 (December 31, 1999 - $440,000). In Fiscal 2000 investing activities consisted of additions to mineral properties $0 (1999 - $59,130) and additions to fixed assets $30,583 (1999 - $0). For the year ended December 31, 2000 the Company recorded a loss of $677,705, or $0.06 per share, compared to a loss of $855,391 ($0.08 per share) in 1999 and a loss of $1,151,604 ($0.11 per share) in 1998.

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

     There were no Common Stock cash dividends paid in 2000, 1999, 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements (See Plans For Year 2001 for description of stock dividend paid on March 9, 2001).

PLANS  FOR  YEAR  2001

General

     On May 19, 2000 the Board of Directors of the Company approved and authorized a stock dividend, on a one to one basis, of the 13,000,000 common shares of Aurora Metals then owned by the Company, payable to the stockholders of the Company. The 13,000,000 shares of common stock of Aurora Metals then represented the entire outstanding and issued common stock of Aurora Metals. The stock dividend would be payable to the Company's stockholders of record as of the close of business on June 15, 2000. On June 15, 2000 the Company had 12,873,943 shares issued and outstanding. Of the total outstanding 13,000,000 common shares of Aurora Metals held by the Company, 126,057 common shares will not be distributed to the stockholders of the Company as a dividend. The Company will return those 126,057 common shares of Aurora Metals back to Aurora Metals to be cancelled. The stock dividend was paid on March 9, 2001.

(E)  YEAR  2000  ISSUES.

     The "Year 2000 problem", passed without incident at any of the Company's properties.

     The Year 2000 (YK2) issue is the result of computerized systems using two digits rather than four digits to identify an applicable year. Date-sensitive systems may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculation causing disruption to business operations. In 1999, the Company completed a review of its computer-based information systems and, where needed, Y2K compliant upgrades for the Company's core financial systems were installed and tested. To date, no Y2K problems have been encountered by the Company or the Company's vendors or others with whom it transacts business and none are expected. The Company's management and operations staff again monitored critical operations during the December 31, 2000 - January 1, 2001 Y2K rollover dates and no Y2K problems were encountered.

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

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

          None


                                    PART 111.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2000 and March 31, 2001. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                                               Position
----------------------  -----------------------------------------------------------
David E. Jenkins        Age 47, Founder, President and Director since October 1995.
                        Director  of  Aurora  Metals  (BVI) Limited since May 2000.
                        President  and Director of Patagonia Gold Corporation since
                        1997.  Director of Eurasia Gold Fields, Inc. since 1997.

John A. A. James        Age  62,  Vice  President  and Director since October 1996.
                        President and Director of Aurora Metals (BVI) Limited since
                        May  2000.  President  of JAMine Inc. (formerly James Askew
                        Associates,  Inc.)  since  1988.  President and Director of
                        Mirage Resource Corporation from 1994 to 1997.

Antonino G. Cacace      Age  55, Director since October 1995. Director of Patagonia
                        Gold  Corporation  since  June  1997. Engineer, Founder and current  Managing  Director  of  Stelax  Industries  in the
                        United  Kingdom.  Between  1984  and  1995  he  was manaing
                        director/chief  executive  officer   of  several  Companies
                        involved in  development and operation of steel/bar rolling mills.

Scott Broughton P.Eng.  Age  40,  Engineer,  Vice  President  since  May 1999. Vice
                        President  of  Aurora  Metals (BVI) Limited since May 2000.
                        Engineering  consultant with BGC Engineering Inc., which is a  private company.  President of Barramundi Gold Ltd. 1995 to 1999.

A. Cameron Richardson   Age  48,  Controller  since October 1997, & Secretary since
                        April  1998.  1981  to  1997 held accounting positions with
                        Various  Canadian  resource  companies.
----------------------  -----------------------------------------------------------

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

ITEM  10.  EXECUTIVE  COMPENSATION
(A)     General

     The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:


                                   Annual  Compensation                  Long-Term  Compensation
                            ---------------------------------  --------------------------------------------
                                                                      Awards                 Payments
                                                               ------------------------  ------------------
                                                                            Securities
                                                                              Under-                 All
                                                Other Annual   Restricted      Lying                other
Name And                                           Compen         Stock      Options/      LTIP    Compen-
Principal Position   Year    Salary   Bonuses      Sation       Award(s)       SARs      Payouts    sation
                              ($)       ($)          ($)           ($)          (=)        ($)       ($)
(a)                   (b)     (c)       (d)          (e)           (f)          (g)        (h)       (i)
-------------------  -----  --------  --------  -------------  -----------  -----------  --------  --------
David Jenkins         2000    60,000       -0-            -0-  None         None         None           -0-
President and         1999    60,000       -0-            -0-  None         None         None           -0-
Director              1998    60,000       -0-            -0-  None         None         None           -0-
-------------------  -----  --------  --------  -------------  -----------  -----------  --------  --------
John A. A. James      2000   154,950       -0-            -0-  None         None         None           -0-
Vice President and    1999   111,890       -0-            -0-  None         None         None           -0-
Director              1998       -0-       -0-            -0-  None         None         None           -0-
-------------------  -----  --------  --------  -------------  -----------  -----------  --------  --------
Scott Broughton       2000       -0-       -0-            -0-  None         None         None           -0-
Vice President        1999    26,972       -0-            -0-  None         None         None           -0-
                      1998       -0-       -0-            -0-  None         None         None           -0-
-------------------  -----  --------  --------  -------------  -----------  -----------  --------  --------
Cameron Richardson    2000     6,744       -0-            -0-  None         None         None           -0-
Controller and        1999     7,059       -0-            -0-  None         None         None           -0-
Secretary             1998     9,946       -0-            -0-  None         None         None           -0-
-------------------  -----  --------  --------  -------------  -----------  -----------  --------  --------

          Effective January 1, 1998, none of the Company's officers or directors were party to an employment agreement with the Company. Prior to January 1, 1998 Mr. Jenkins had been party to a written agreement. Mr. Jenkins, in his capacity as president of the Company, receives a monthly salary of $5,000. Directors and/or officers receive expense reimbursement for expenses reasonably incurred on behalf of the Company. During the fiscal year ending December 31, 2000 the entire board of directors acted as the Company's compensation committee.

(B)     Options/SAR  Grants  Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

 OPTION/SAR  GRANTS  IN  1997,  1998,  1999  and  2000  FISCAL  YEAR
(Individual  Grants)
=============================================================================================
                                               Percent Of
                                Number of    Total Options/
                                Securities    SARs Granted
                                Underlying    To Employees     Exercise Or
                               Option/SARs      In Fiscal      Base Price    Expiration Date
Name                           Granted (#)        Year           ($/Sh)          (M/D/Y)
(a)                                (b)             (c)             (d)             (e)
-----------------------------  ------------  ---------------  -------------  ----------------
David Jenkins (1) (2) (3) (4)      None            0%              $0

John James  (1) (2) (3) (4)        None            0%              $0

Scott Broughton (1) (5)            None            0%              $0

Cameron Richardson (1) (3)         None            0%              $0

(1)     No  options  were  awarded  in  2000.
(2)     Options  granted to David Jenkins (200,000) and John James (100,000) on June 26, 1998
at  $0.01  per  share,  expiring  June  26,  2003,  were  exercised  during  the  year.
(3)     Options  granted  to  David  Jenkins  (200,000),  John  James  (50,000)  and  Cameron
Richardson  (25,000) on September 9, 1998 at $0.75 per share, expiring September 9, 2003 were cancelled  in  June  2000.
(4)     Options  granted to David Jenkins (100,000), John James (50,000) on December 11, 1998
at  $0.75  per  share,  expiring  December  11,  2003  were  cancelled  in  June  2000.
(5)     Options  granted  to  Scott Broughton (150,000) on August 5, 1999 at $0.69 per share, expiring  August  5,  2004  were  cancelled  in  June  2000.

(C)     Aggregated  Option/SAR  Exercises  and  Fiscal Year-End Option/SAR Value
Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

 AGGREGATED  OPTION/SAR  EXERCISE  IN  LAST  FISCAL  YEAR  AND  FY-END
OPTION/SAR  VALUES
================================================================================
                                                Number of
                                                Securities         Value Of
                                                Underlying        Unexercised
                                               Unexercised       In-The-Money
                        Shares                 Options/SARs      Options/SARs
                       Acquired      Value    At FY-End ($)   At FY-End ($0.218)
                     On Exercise   Realized    Exercisable/      Exercisable/
Name                     (#)          ($)     Unexercisable      Unexercisable
(a)                      (b)          (c)          (d)                (e)
-------------------  ------------  ---------  --------------  -------------------
David Jenkins             200,000     39,000           None   $                 0
-------------------  ------------  ---------  --------------  -------------------
John James                100,000     78,000           None   $                 0
-------------------  ------------  ---------  --------------  -------------------
Scott Broughton              None       None           None   $                 0
-------------------  ------------  ---------  --------------  -------------------
Cameron Richardson           None       None           None   $                 0
-------------------  ------------  ---------  --------------  -------------------

(D)     Long-Term  Incentive  Plans  ("LTIP")  Awards  Table

     The  Company  does  not  have  a  Long-term  Incentive  Plan.

(E)     Compensation  of  Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2000 non-officers directors received a total of $0 in consulting fees.

ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 8, 2001 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 8, 2001 there were 12,873,943 shares of Common Stock issued and outstanding.

Name of                              Shares of Common    Approximate
Beneficial                          Stock Beneficially    Percentage
Owner                                      Owned            Owned
----------------------------------  -------------------  ------------
Moristan Limited                             800,000(1)          6.2%
Trident Chambers Wickhams Cay
PO Box 146
Road Town, Tortola
British Virgin Islands
New Odessy Limited                           700,000(1)          5.4%
Kings Court
Bay Street, PO Box N3944
Nassau Bahamas

Viabilite Et Ablissement a.r.l.              656,205(1)          5.1%
Broadcasting House
Rouge Bouillon
St Helier, Jersey Channel Islands


Officers and Directors
----------------------------------
David E. Jenkins                               296,105           2.3%
1505-1060 Alberni Street
Vancouver, B.C. Canada V6E 4K2
John A.A. James                                272,870           2.1%
2055 South Ingalls Way,
Lakewood, Colorado
U.S.A. 80227-2515
Antonino G. Cacace                               8,333             *
Crud-y-Gloyat
Carswell Bay
Swansea Wales, U.K.
Officers and Directors (3 persons)             577,308           4.4%

(1) None of the officers and directors of the Company are affiliated with either Moristan Limited, New Odessy Limited or Viabilite et Ablissement a.r.l.

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

     Included in accounts payable at December 31, 2000 is $234,261 (1999 - $43,504) due to directors and a corporation controlled by a director in respect of salaries, consulting fees and reimbursement for operating expenses. Indebtedness to directors totaling $35,000 (1999 - $78,190) was settled with the issuance of 70,000 (1999 - 102,870) shares of common stock. The conversion rates were based on the quoted market prices at the date of conversion.

     The Company does not pay a fee to its outside, non-officer directors. The Company believes that consulting fees and reimbursement for operating expenses paid to corporations owned by directors are comparable to amounts that would have been paid to at arms length third party providers of such services.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(1) FINANCIAL STATEMENTS - Reference is made to the Financial Statements appearing on pages F-1, through F-37

(2)     EXHIBITS  -  AURORA  GOLD  CORPORATION

3.1     Certificate  of  Incorporation*
3.2     Certificate  of  Amendment  to  the  Certificate  of  Incorporation*
3.3     Certificate  of Restoration and Renewal of Certificate of Incorporation*
3.4     Amended  and  Restated  By-laws*
10.1    Agreement  dated  July 18, 1997 between The Company and Minera Motagua,
        S.A.*
10.2    Agreement dated August 16, 1997 between the Company and Minera Motagua,
        S.A.*
10.3 Agreement dated November 3, 1997 between the Company and Minera Motagua, S.A.*
10.4    Agreement  dated  July 28, 1998 between the Company and Minera Motagua,
        S.A.*
10.5    Agreement  dated  August  24,  1998  with  Jorge  Mario  Rios  Munoz. *
10.6 Agreement dated November 18, 1998 between the Company and United Catalyst, Inc. and Getchell Gold Corporation. *
10.7    Agreement  dated  February  23, 1999 between the Company and Gregory G.
        Crowe.  *
10.8 Option Agreements dated as shown between the Company and High Marsh Holdings Ltd.*
             10.8.1     Hamman  Zriba/Jebel  Guebli       October  15,  1999
             10.8.2     Koudiat  Sidii                    October  15,  1999
             10.8.3     Ouled  Moussa (bou Jabeur Est)    October  15,  1999
             10.8.4     Hammala                           January  20,  2000
             10.8.5     El  Mohguer  (Garn  Halfaya)      January  20,  2000
             10.8.6     Jebel Oum Edeboua (Garn Halfaya)  January  20,  2000
10.9    Joint  Venture  Agreement  between  the  Company  and  Patagonia  Gold
        Corporation  *
10.10   Letter  of Intent between the Company and Billiton UK Resources B.V. *
10.11   January  29,  2001  Subscription Agreement between Aurora Metals (BVI)
        Limited  and  Billiton  E&D  3  B.V.
10.12 January 29, 2001 Option Agreement between Aurora Metals (BVI) Limited and Billiton UK Resources B.V.
21.1    List  of  subsidiaries  of  the  Registrant.
27.1    Financial  Data  Schedule
--------
*  Previously  Filed

(3)     INDEX  TO  EXHIBITS  -  AURORA  METALS  (BVI)  LIMITED

3.1     Certificate  of  Incorporation.  *1
3.3     Memorandum  of  Association  and  Articles  of  Association.  *1
3.3     Amendment  to  the  Memorandum  and  Articles  of  Association.  *1
3.4     Amended  Certificate  of  Incorporation.  *1
3.5     Amended  Memorandum  and  Articles  of  Association.  *  1
3.6     Certificate  of  Incumbency  of  Aurora  Metals  (BVI)  Ltd.  *1
10.1 Letter of Intent between Aurora Gold Corporation and High Marsh Holdings Ltd., dated March 15, 1999. *1
10.2 Option Agreements dated as shown between Aurora Gold Corporation and High Marsh Holdings Ltd. *1
             10.2.1     Hamman  Zriba/Jebel  Guebli    October  15,  1999  *1
             10.2.2     Koudiat  Sidii                 October  15,  1999  *1
             10.2.3     Ouled  Moussa                  October  15,  1999  *1
             10.2.4     Hammala                        January  20,  2000  *1
             10.2.5     El  Mohguer                    January  20,  2000  *1
             10.2.6     Jebel  Oum  Edeboua            January  20,  2000  *1
10.3 Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V., dated February 25, 2000. *1
10.4 Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V., dated April 12, 2000, amending the Letter of Intent of February 25, 2000. *1
10.5 Amendments to Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V *1
             10.5.1 Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V., dated May 30, 2000, amending the Letter of Intent of February 25, 2000. *1
             10.5.2 Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V., dated June 22, 2000, amending the Letter of Intent of February 25, 2000. *1
             10.5.3 Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V., dated July 27, 2000, amending the Letter of Intent of February 25, 2000. *1
             10.5.4 Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V., dated August 30, 2000, amending the Letter of Intent of February 25, 2000. *1
             10.5.5 Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V., dated September 28, 2000, amending the Letter of Intent of February 25, 2000. *1
             10.5.6 Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V., dated November 10, 2000, amending the Letter of Intent of February 25, 2000. *1
             10.5.7 Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V., dated December 8, 2000, amending the Letter of Intent of February 25, 2000. *1
             10.5.8 Letter of Intent between Aurora Gold Corporation and Billiton UK Resources B.V., dated January 12, 2001, amending the Letter of Intent of February 25, 2000. *1
10.6 Notifications of granting of ten (10) Exploration Permits, extracts from the Tunisian Government Gazette, May 26, 2000. *1
10.7 Directors Consent Resolutions of Aurora Gold Corporation, dated May 18, 2000, transferring 100% interest in six (6) Exploration Permits held under option, and the ten (10) Exploration Permits formally granted on May 26, 2000, to its wholly owned subsidiary, Aurora Metals (BVI) Ltd. *1

10.8 Directors Consent Resolutions of Aurora Gold Corporation, dated May 18, 2000, transferring 100% interest in the Letter of Intent and proposed private placement with Billiton UK Resources B.V. to its wholly owned subsidiary, Aurora Metals (BVI) Ltd. *1
10.9 Letters of Termination on Option Agreements between Aurora Metals (BVI) Ltd. and High Marsh Holdings Ltd., under Exhibits 10.2.1 (10.9.1),
         10.2.3 (10.9.2), 10.2.5 (10.9.3) and 10.2.6  (10.9.4),  dated September
         5, 2000. *1
10.10 Letter of Termination between Aurora Metals (BVI) Ltd. and High Marsh Holdings Ltd., under Exhibit 10.2.2, dated September 11, 2000. *1
------------
*1 Previously filed with Aurora Metals (BVI) Limited Form 20-F Registration Statement



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:     March  29,  2001               BY:     /s/  David  Jenkins
          ----------------                       -------------------
                                                 David  Jenkins
                                                 Director  and  President

Date:     March  29,  2001               BY:     /s/  John  A.A.  James
          ----------------                       ----------------------
                                                 John  A.A.  James
                                                 Director  and  Vice-President

EXHIBIT  (1)     THE  FOLLOWING  FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN
                 ITEM  8  ARE  LISTED  BELOW

(1.a)  INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  December  31,  2000

                 Financial Statements                                    Page
--------------------------------------------------------------------  ------------
Report of Independent Accountants                                     F-2
Consolidated Balance Sheets                                           F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)  F-4
Consolidated Statements of Operations                                 F-5
Consolidated Statements of Cash Flows                                 F-6
Summary of Significant Accounting Policies                            F-7 to F-10
Notes to the Consolidated Financial Statements                        F-10 to F-17


(1.b)  INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  December  31,  1999

                 Financial Statements                                     Page
--------------------------------------------------------------------  ------------
Report of Independent Accountants                                     F-20
Consolidated Balance Sheets                                           F-21
Consolidated Statements of Changes in Stockholders' Equity (Deficit)  F-22
Consolidated Statements of Operations                                 F-23
Consolidated Statements of Cash Flows                                 F-24
Summary of Significant Accounting Policies                            F-25 to F-28
Notes to the Consolidated Financial Statements                        F-29 to F-37

Financial  Statement  Schedules  *

*Financial  Statement  Schedules  have  been  omitted  as  not  applicable

                 AURORA  GOLD  CORPORATION
                 &  SUBSIDIARIES
                 (An  exploration  stage  enterprise)

                 Consolidated  Financial  Statements
                 (EXPRESSED  IN  U.S.  DOLLARS)

                 December  31,  2000  and  1999






                 INDEX
                 -----

                 Report  of  Independent  Accountants

                 Consolidated  Balance  Sheets

                 Consolidated  Statements  of  Stockholders'  Deficiency

                 Consolidated  Statements  of  Operations

                 Consolidated  Statements  of  Cash  Flows

                 Notes  to  Consolidated  Financial  Statements




                                       F1

MOORE  STEPHENS  ELLIS  FOSTER  LTD.
CHARTERED  ACCOUNTANTS

1650  West  1st  Avenue
Vancouver,  BC  Canada   V6J  1G1
Telephone:  (604)  734-1112  Facsimile:  (604)  714-5916
E-Mail:  generaldelivery@ellisfoster.bc.ca
         ---------------------------------

--------------------------------------------------------------------------------

REPORT  OF  INDEPENDENT  ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)


We have audited the consolidated balance sheet of AURORA GOLD CORPORATION & ITS SUBSIDIARIES ("the Company") as at December 31, 2000 and the consolidated statements of stockholders' deficiency, operations and cash flows and cumulative data for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the cumulative data from October 10, 1995 to December 31, 1999 in the Statements of stockholders' deficiency, operations and cash flows, which were audited by other auditors whose report, dated February 10, 2000 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from October 10, 1995 to December 31, 1999 is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and cash flows and cumulative data for the year then in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver,  Canada           "MOORE  STEPHENS  ELLIS  FOSTER  LTD."
March  9,  2001                        Chartered  Accountants


                                      F2
--------------------------------------------------------------------------------
MSAn independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Balance  Sheets
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
===================================================================================
                                                                               2000
-----------------------------------------------------------------------------------

ASSETS

CURRENT

  Cash                                                                $      1,685
  Receivables                                                                  300
  Loan receivables (Note 6)                                                226,778
-----------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                       228,763

FIXED ASSETS (Note 3)                                                       25,991

MINERAL PROPERTY COSTS (Note 4)                                                   -
-----------------------------------------------------------------------------------

TOTAL ASSETS                                                          $    254,754
===================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                             $    632,505
-----------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          632,505
-----------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIENCY)

SHARE CAPITAL (Note 5)
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    12,873,943 common shares (1999 - 11,460,649)                            12,874

ADDITIONAL PAID-IN CAPITAL                                               3,271,163

ADVANCES FOR STOCK SUBSCRIPTION                                                  -

ACCUMULATED (DEFICIT)                                                   (3,661,788)
-----------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIENCY)                                                (377,751)
-----------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                       $   254,754
===================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


                                       F3

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Stockholders'  Deficiency
January  1,  2000  to  December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
======================================================================================================================
                                                                                  Advances                Total stock-
                                                  Common stock      Additional   for stock                    holders'
                                              ---------------------    paid-in        sub-   Accumulated        equity
                                                Shares     Amount      capital  scriptions       deficit  (deficiency)
----------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 2000                      11,460,649   $11,461  $2,484,219  $ 425,000   $(2,984,083)  $   (63,403)


Issuance of common stock:
  For cash in March 2000 at $5.00 per share      350,000       350     174,650   (175,000)            -             -
  For cash in March 2000 at $4.55 per share      550,000       550     249,450   (250,000)            -             -
  For settlement of indebtedness (Note 8)        199,000       199      99,301          -             -        99,500


Cancellation of shares in April 2000             (90,706)      (91)    (56,600)         -             -       (56,691)

Exercise of options in June 2000                 405,000       405       3,645          -             -         4,050

Spin-off of AML (Note 6)                                               316,498

Net (loss) for the year                                -         -           -          -      (677,705)     (677,705)
----------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                    12,873,943   $12,874  $3,271,163  $       -   $(3,661,788)  $  (377,751)
======================================================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


                                       F4

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statement  of  Operations
(EXPRESSED  IN  U.S.  DOLLARS)

------------------------------------------------------------------------------------------------------

                                                                     Cumulative
                                                                      October 10                  Year
                                                                1995 (inception)                 Ended
                                                                  to December 31           December 31
                                                                            2000                  2000
------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization                                    $     26,454           $     4,592
  Interest, bank charges and
    foreign exchange                                                     39,161                 2,768
  Administrative and general                                            594,569               129,840
  Professional fees - accounting and legal                              330,910                11,692
  Salaries and consulting fees                                          801,130                68,946
------------------------------------------------------------------------------------------------------

                                                                      1,792,224               217,838

EXPLORATION EXPENSES (Note 4)                                         1,402,129               109,054

WRITEOFF OF MINERAL PROPERTY COSTS                                      172,981               133,571
------------------------------------------------------------------------------------------------------

                                                                      3,367,334               460,463
LESS:  OTHER INCOME (LOSS)
INTEREST INCOME                                                          22,144                   614
OPERATING LOSS OF SPUN-OFF OPERATIONS  (Note 6)                        (316,598)             (217,856)
------------------------------------------------------------------------------------------------------

NET (LOSS) FOR THE PERIOD                                          $ (3,661,788)          $  (677,705)
======================================================================================================

(LOSS) PER SHARE, basic and diluted                                                             (0.06)
======================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                                     12,014,298
=====================================================================================================


THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


                                       F5

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statement  of  Cash  Flows
(EXPRESSED  IN  U.S.  DOLLARS)
======================================================================================================
                                                                       Cumulative
                                                                       October 10                 Year
                                                                 1995 (inception)                Ended
                                                                   to December 31          December 31
                                                                             2000                 2000
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
OPERATING ACTIVITIES
  Net (loss) for the period                                           $ (3,661,788)         $(677,705)
  Add: loss from discountinued operations (Note 6)                         316,598            217,856
------------------------------------------------------------------------------------------------------
  Income from continued operations                                      (3,345,190)          (459,849)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    - depreciation and amortization                                         26,454              4,592
    - compensation on stock options                                        720,500                  -
    - expenses satisfied with common stocks                                292,200             42,809
    - writeoff of mineral property costs                                   172,981            133,571
    - adjustment for spin-off of AML (Note 6)                               14,900            113,642
------------------------------------------------------------------------------------------------------
  Changes in assets and liabilities:
    - decrease (increase) in receivables                                  (227,078)          (227,078)
    - increase in accounts payable                                         632,505            418,422
------------------------------------------------------------------------------------------------------
                                                                        (1,712,728)            26,109
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  INVESTING ACTIVITIES
  Purchase of fixed assets                                                 (55,383)           (30,583)
  Proceeds on disposal of fixed assets                                      14,449                  -
  Mineral property costs                                                  (187,981)                 -
  Incorporation cost                                                       (11,511)                 -
------------------------------------------------------------------------------------------------------
                                                                          (240,426)           (30,583)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  FINANCING ACTIVITIES
  Proceeds from issuance of common
    stocks and stock subscription receipts                               1,954,839              4,050
------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH FOR THE PERIOD                                   1,685               (424)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                            -              2,109
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                                                       $      1,685          $   1,685
======================================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


                                       F6

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

1.   NATURE  OF  BUSINESS  AND  CONTINUANCE  OF  OPERATIONS

     The Company was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

     The  Company  has  not  generated  any  operating  revenues  to  date.

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Basis  of  Consolidation

          These consolidated financial statements are stated in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries Aurora Gold, S.A., and Deltango Gold Limited. All intercompany transactions and balances have been eliminated.

     (b)  Accounting  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.


                                       F7

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================
2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (c)  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. There were no cash equivalents as of December 31, 2000.

     (d)  Fixed  Assets

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Fixed assets are recorded at cost. Depreciation is provided over the following useful lives:

               Computer  equipment              2  years
               Telecommunication  equipment     5  years
               Office  equipment                5  years

     (e)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2000, the Company did not have proven reserves.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

          Costs related to site restoration programs are accrued over the life of the project.

     (f)  Stock-Based  Compensation

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

     (g)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended December 31, 2000.


                                       F8

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================
2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (h)  Foreign  Currency  Transactions

          Foreign currency accounts are translated into U.S. Dollars. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

     (i)  Concentration  of  Credit  Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of December 31, 2000 the Company has no deposit in a bank beyond insured limits.

     (j)  Long-Lived  Assets  Impairment

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

     (k)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

                                       F9

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================
2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (l)  Income  Taxes

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (m)  Loss  Per  Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

3.   FIXED  ASSETS

      --------------------------------------------------------------------------
                                                                         2000
      --------------------------------------------------------------------------

        Computer  equipment                                       $      15,125
        Telecommunication  equipment                                      1,875
        Office  equipment                                                13,583
                                                                         30,583
      --------------------------------------------------------------------------
        Accumulated  depreciation  and  amortization                     (4,592)
      --------------------------------------------------------------------------
                                                                  $      25,991
      ==========================================================================


                                      F10

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

4.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES

     (a)  Guatemala,  Central  America

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


                                      F11

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================
4.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES   (continued)

     (b)  Totem  Talc  Property,  Washington,  U.S.A

          An Option Agreement, dated November 18, 1998, was established between the Company and joint venture owners of the Totem Talc property. The Totem Talc property consists of 10 unpatented lode claims covering approximately 206 acres and is located near Metalline Falls in Pend Oreille County, Washington, approximately 100 miles north of Spokane. The agreement calls for the Company to pay the Joint Venture $5,000 on or before May 18, 1999 in addition to the initial payment of $1,000 already made. The Company committed to expenditures of $10,000 by July 18, 1999 and an additional $50,000 by November 18, 1999 on further development of the project through market studies, geological and engineering work, claims maintenance and the like. The Company is committed to pay the Joint Venture a further total of $400,000 commencing with $100,000 on December 15, 1999 and subsequent payments of $100,000 on December 15, 2000 and $200,000 on December 15, 2001.
          The Company has not complied with the expenditure requirements for 1999 and has not made the required option payments on December 15, 1999. The Company is seeking modification to the exploration commitments and the schedule of option payments.

          During the year ended December 31, 2000, the Company failed to make the option payments and exploration commitments, and has forfeited the joint ownership of Totem Talc property. The Company wrote off capitalized acquisition cost of $6,000 to operations.

     (c)  British  Columbia,  Canada  -  Kumealon  Property

          In February 1999, the Company acquired, by staking, a 741 acre limestone property located on the north shore of Kumealon Inlet, southeast of Prince Rupert, British Columbia, Canada. A finder's fee of 25,000 shares of common stock was paid in connection with these claims.

     (d)  Yukon  Territory,  Canada

          In May and June 1999, the Company acquired, by staking, 100% interest in five gold exploration properties covering approximately 240 square kilometres in the Yukon's Tintina Gold Belt. The properties are known as Carlisle Creek, Independence Creek, Livingstone Creek North, Sonora West and White River. Permits on the properties expire between April
          2001  and  June  2003,  but  are  subject  to  renewal.

          During the year, the Company received tax refunds from Mineral ExplorationTax Credit and Goods and Service Tax, totalling $77,601 from Canadian tax authorities for the exploration activities carried out in Yukon, Canada. The Company treats those tax refunds from property exploration expenditures as cost recovery.


                                      F12

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================
4.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES   (continued)

     A  summary  of  property  acquisition  costs  is  as  follows:

------------------------------------------------------------------------------------------------------
                      Accumulated                                                          Accumulated
                        Balance                                                              Balance
                      December 31                                                         December 31
                          1999      Additions    Write Off   Cost Recovery     Spin off       2000
------------------------------------------------------------------------------------------------------

Property acquisition
expenditures:
  Canada - Kumealon   $     23,630  $        -  $  (23,630)  $            -  $       -   $           -
  Guatemala                103,941           -    (103,941)               -          -               -
  Tunisia, owned by         15,000           -           -                -    (15,000)              -
  AML, Spin-off
  United States -
     Totem Talc              6,000           -      (6,000)               -          -               -
------------------------------------------------------------------------------------------------------
Total                 $    148,571  $        -  $ (133,571)  $            -  $ (15,000)  $           -
------------------------------------------------------------------------------------------------------

     A  summary  of  cumulative  exploration  expenditures  is  as  follows:

Property exploration
Expenditures:

  Canada -
     Cape Breton            96,186           -           -                -           -         96,186
  Canada - Kumealon          2,286         910           -                -           -          3,196
  Canada - Yukon           408,319     113,400           -          (77,601)          -        443,118
  Guatemala                248,241       6,793           -                -           -        255,034
  Tunisia, owned by         93,362     156,356           -                -    (249,718)             -
  AML, Spin-off
  United States -
     Totem Talc             51,201           -           -                -           -         51,201
  Project assessment
    and exploration
    expenditures           487,842      65,552           -                -           -        553,394
------------------------------------------------------------------------------------------------------
Total                 $  1,387,437  $  343,011  $        -   $      (77,601)  $(249,718)  $  1,402,129
======================================================================================================

5.   ADVANCE  FOR  STOCK  SUBSCRIPTIONS

     In September 1999, the Company received $175,000 on a subscription for 350,000 shares of common stock. In December 1999, the Company further received 250,000 on a subscription for 550,000 shares of common stock. The advances were unsecured and non-interest bearing. The stock was issued on March 10, 2000.


                                      F13

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

6.   SPIN-OFF  OF  AURORA  METALS  (BVI)  LIMITED  (THE"AML")

     Subsequent to year ended December 31, 2000, the Company completed the spin-off of a wholly-owned subsidiary Aurora Metals (BVI) Limited (the "AML") in a stock dividend distribution to the Company's stockholders. Each stockholder of the Company received one share of AML (totalling of 13,000,000 stocks issued and outstanding) common stock for each share of the Company's stock (totalling of 12,873,943 issued and outstanding) held on the record date of June 15, 2000. Upon the completion of spin-off, the Company will return the remaining 126,057 (13,000,000 - 12,873,943) stocks of AML back to AML to be cancelled.

     The Consolidated Financial Statements for the year ended at December 31, 2000 of the Company have been prepared to reflect the spin-off of AML at book value. Accordingly, expenses and cash flows of AML spun off have been segregated in the Consolidated Statements of Operations and Cash flows for the year then ended as at December 31, 2000. The historical carrying amount of the net deficiency transferred to AML on the spin-off date (net of initial investment of $100) has been recorded as additional paid-in capital of $316,498. Included in the net deficiency transferred at June 15, 2000 was a $226,778 loan owed to the Company by AML.

     The effect of the transfer are reflected in the Consolidated Balance Sheet.

     Following is the summarized financial information for the Spun-off operations:

     --------------------------------------------------------------------------
                                            Cumulative from      From January 1
                                             June 17, 1997                 2000
                                          (inception of AML)         to June 15
                                           to June 15, 2000                2000
     --------------------------------------------------------------------------
     General and administrative expenses  $            51,880  $        46,500
     Exploration expenses                             264,718          171,356
     --------------------------------------------------------------------------

      Operating Loss                      $           316,598  $       217,856
     --------------------------------------------------------------------------

                                                                        June 15
                                                                           2000
     --------------------------------------------------------------------------
     Total assets                                                     $    500

     Total liabilities                                                (317,098)
     --------------------------------------------------------------------------

     Net deficiency of AML                                     $      (316,598)
     --------------------------------------------------------------------------

     AML raised $600,000 through a private placement subsequent to December 31, 2000.


                                      F14

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================

7.   STOCK  OPTIONS

     In 1997, the Company's Board of Director approved a stock options plan ("the Plan") to offer an inducement to obtain services of key employees, directors and consultants of the Company. The maximum number of shares issuable under the Plan in any calendar year shall be an amount equal to 15% of the issued and outstanding common stock on January 1 of each year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the company's capital stock on the date of grant). The exercise price of a non-qualified stock option must not be less than the par value of a share of the common stock on the date of the grant. The term of an incentive or non-qualified stock option is not to exceed five years.

     A summary of the status of the Company's stock options as of December 31, 2000 and the changes during the years then ended is as follows:

     --------------------------------------------------------------------------------
                                                                 Weighted   Weighted
                                                                  Average   Average
                                                       Number    Exercise     Fair
                                                     of Options    Price     Value
     --------------------------------------------------------------------------------

     Outstanding and exercisable, December 31, 1999   1,405,000  $    0.48
     Exercised                                          405,000  $    0.48
     Cancelled                                        1,000,000  $    0.48
     --------------------------------------------------------------------------------
     Outstanding and exercisable, December 31, 2000           -  $       -
     --------------------------------------------------------------------------------

     The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. There were no stock options granted during the year and a summarized pro-forma effect as follows:

     ----------------------------------------------
                                              2000
     ----------------------------------------------

     Net (loss) for the period:
     - as reported                      $ (771,067)
     - pro-forma                        $ (771,067)
     ----------------------------------------------
     Basic and diluted loss per share:
     - as reported                      $    (0.06)
     - pro-forma                        $    (0.06)
     ----------------------------------------------


                                      F15

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================
8.   RELATED  PARTY  TRANSACTIONS

     Related party transactions not disclosed elsewhere in these financial statements:

     (a) Included in accounts payable is $69,934 due to directors and a company controlled by a director in respect of salaries, consulting fees and reimbursement for expenses.

     (b) During the year, salaries and consulting fees of $174,492 were paid or are payable to directors or companies controlled by directors.

     (c) In January 2000, fixed assets of $14,449 sold to a director at their book value were purchased back by the Company at their sold book value. Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

9.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

     In 2000, the Company settled various debts with the issuance of shares of common stock as follows:

     -------------------------------------------------------
     FISCAL YEAR 2000                    Conversion
     Month of Settlement  Indebtedness        Price   Shares
     -------------------------------------------------------
     February             $      35,000  $     0.50   70,000
     April                       20,000        0.50   40,000
     April                       40,000        0.50   80,000
     May                          4,500        0.50    9,000
                          -------------              -------
                          $      99,500              199,000
                          =============              =======

     The carrying value of the indebtedness approximated the fair value of the common shares issued.

     Indebtedness of directors totalling $35,000 was settled with the issuance of 70,000 shares of common stock.


                                      F16

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
================================================================================
10.   INCOME  TAXES

     (a) The Company has net losses for tax purposes totaling approximately which maybe applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2000. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

          The  right  to  claim  these  losses  expires  as  follows:

                              -------------------------
                              2011      $       360,000
                              2012              564,000
                              2018              331,000
                              2019              795,000
                              2020              550,000
                              -------------------------
                                        $     2,600,000
                              =========================

     (b) The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

                      -------------------------------------------
                                                           2000
                      -------------------------------------------
                      Tax  loss  carryforwards       $   884,000
                      Mineral  exploration  expenses      39,000
                      Valuation  allowance              (923,000)
                      -------------------------------------------
                                                     $         -
                      ===========================================

11.  SUBSEQUENT  EVENTS

     On March 8, 2001, the Company announced that March 9, 2001 is the Dividend Payable Date for spin-off of Aurora Metals (BVI) Limited (see Note 6).

12.  COMPARATIVE  FIGURES

     Certain cumulative figures have been reclassified to conform with the financial statement presentation adopted for 2000.


                                      F17

                      AURORA  GOLD  CORPORATION
                      CONSOLIDATED  FINANCIAL  STATEMENTS
                      FOR  THE  YEAR  ENDED  DECEMBER  31,  1999
                      (EXPRESSED  IN  U.S.  DOLLARS)

================================================================================

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

=========================================================================================
                                                                AURORA  GOLD  CORPORATION
                                                            Consolidated  Balance  Sheets
                                                           (Expressed  in  U.S.  Dollars)
-----------------------------------------------------------------------------------------

DECEMBER 31                                                        1999          1998
-----------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                         $     2,109   $    68,326

MINERAL PROPERTY COSTS (Note 2)                                    148,571        89,441
ORGANIZATION COSTS (Note 3)                                              -         4,607
                                                           ------------------------------
                                                               $   150,680   $   162,374
=========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                     $   160,855   $    20,580
  Loans payable (Note 4)                                            53,228             -
                                                           ------------------------------
                                                                   214,083        20,580
                                                           ------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Share capital
    Authorized
        50,000,000 common shares, par value $0.001 per share
    Issued
        11,460,651 (1998 - 11,181,494) common shares                11,461        11,182
   Additional paid-in capital                                    2,484,219     2,259,304
   Advances for stock subscriptions (Note 5)                       425,000             -
   Accumulated deficit                                          (2,984,083)   (2,128,692)
                                                           ------------------------------
                                                                   (63,403)      141,794
                                                           ------------------------------
                                                               $   150,680   $   162,374
=========================================================================================

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

Approved  by  the  Board:


---------------------------------------   --------------------------------------
Director                                  Director

====================================================================================================================

                                                                                           AURORA  GOLD  CORPORATION
                                         Consolidated  Statements  of  Changes  in  Stockholders'  Equity  (Deficit)
                                                                                      (Expressed  in  U.S.  Dollars)

FOR  THE  YEARS  ENDED  DECEMBER  31,  1999  AND  1998
--------------------------------------------------------------------------------------------------------------------
                                                                                                           Total
                                          Common Stock     Additional   Advances for                   Stockholders'
                                   ----------------------    Paid-In      Stock          Accumulated       Equity
                                      Shares      Amount     Capital    Subscriptions     Deficit        (Deficit)
                                   ---------------------------------------------------------------------------------
BALANCE, January 1, 1998             10,670,389  $ 10,670  $ 1,088,869  $            -  $  (977,088)  $     122,451

Issuance of common stock
   For cash in May 1998 at
 $1.25 per share                        200,000       200      249,800               -            -         250,000

   For cash in November 1998
 at $0.75 per share                      71,667        72       53,678               -            -          53,750

   For cash in December 1998
 at $0.75 per share                     143,333       143      107,357               -            -         107,500

   For settlement of
 indebtedness (Note 8)                   96,105        96       68,601               -            -          68,697

Grant of options to employees
 and directors (Note 6)                       -         -      518,900               -            -         518,900

Grant of options to
 consultants (Note 6)                         -         -      172,100               -            -         172,100

Net loss for the year                         -         -            -               -   (1,151,604)     (1,151,604)
                                   ---------------------------------------------------------------------------------

BALANCE, December 31, 1998           11,181,494    11,182    2,259,304               -   (2,128,692)        141,794

Issuance of common stock
   For cash in March 1999 at
 $0.656 per share                        22,871        23       14,977               -            -          15,000

   For settlement of
 indebtedness (Note 8)                  231,286       231      160,151               -            -         160,382

   For finder's fee  in February         25,000        25       20,287               -            -          20,312
 1999 at $0.81 per share
 (Note 2)

Grant of options to
 consultants (Note 6)                         -         -       29,500               -            -          29,500

Cash advanced on stock                        -         -            -         425,000            -         425,000
 subscriptions (Note 5)

Net loss for the year                         -         -            -               -     (855,391)       (855,391)
                                   ---------------------------------------------------------------------------------

BALANCE, December 31, 1999           11,460,651  $ 11,461  $ 2,484,219  $      425,000  $(2,984,083)  $     (63,403)
====================================================================================================================

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

====================================================================================================
                                                                             AURORA GOLD CORPORATION
                                                               Consolidated Statements of Operations
                                                                         (Expressed in U.S. Dollars)

                                                    OCTOBER 10
                                                       1995
                                                  (INCEPTION) TO            Twelve-months ended
                                                   DECEMBER 31                  December 31
                                                       1999        ---------------------------------
                                                   (CUMULATIVE)            1999             1998
----------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
 Depreciation and amortization                   $         21,862  $              4,607  $     6,515
 Interest, bank charges and foreign exchange               36,393                16,470       16,112
 Administrative and general, net of recoveries            470,109                44,844      117,468
 Professional fees  - accounting and legal
   (Note 6)                                               319,218                34,396      161,112
 Salaries and consulting fees (Note 6)                    732,184                68,776      463,059
                                                 ---------------------------------------------------

                                                        1,579,766               169,093      764,266

 Less interest income                                      21,530                   670        2,865
                                                 ---------------------------------------------------
                                                        1,558,236               168,423      761,401

EXPLORATION EXPENSES (Notes 2 and 6)                    1,386,437               686,968      390,203
WRITE OFF OF MINERAL PROPERTIES                            39,410                     -            -
                                                 ---------------------------------------------------

NET LOSS FOR THE PERIOD                          $      2,984,083  $            855,391  $ 1,151,604
====================================================================================================

LOSS PER SHARE
  Basic and diluted                                                $               0.08  $      0.11
                                                                   =================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic and diluted                                                          11,284,435   10,800,784
                                                                   =================================

The accompanying summary of significant accounting policies and notes form an integral part of these financial statements.

============================================================================================================

                                                                                     AURORA GOLD CORPORATION
                                                                       Consolidated Statements of Cash Flows
                                                                                 (Expressed in U.S. Dollars)

                                                          OCTOBER 10
                                                             1995
                                                        (INCEPTION) TO          Twelve-months ended
                                                         DECEMBER 31                December 31
                                                             1999        -----------------------------------
                                                         (CUMULATIVE)            1999               1998
------------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED) BY:

OPERATING ACTIVITIES
    Net loss for the period                            $    (2,984,083)  $           (855,391)  $(1,151,604)
    Adjustment to reconcile net loss to net cash used
     in operating activities
         Depreciation and amortization                          21,862                  4,607         6,515
         Write off of mineral properties                        39,410                      -             -
         Compensation on stock options                         720,500                 29,500       691,000
         Expenses satisfied with common stock                  249,391                180,694        42,522
    Changes in assets and liabilities
         Decrease in accounts receivable                             -                      -        12,326
         Increase (decrease) in accounts payable               160,855                140,275       (22,111)
                                                       -----------------------------------------------------
                                                            (1,792,065)              (500,315)     (421,352)
                                                       -----------------------------------------------------
INVESTING ACTIVITIES
  Purchase of fixed assets                                     (24,800)                     -             -
  Mineral property costs                                      (187,981)               (59,130)      (58,942)
  Proceeds on disposal of fixed assets                          14,449                      -        14,449
  Incorporation costs                                          (11,511)                     -             -
                                                       -----------------------------------------------------
                                                              (209,843)               (59,130)      (44,493)
                                                       -----------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                 1,950,789
    and stock subscription receipts                                                   440,000       411,250
  Repayment of notes payable                                  (300,000)              (250,000)            -
  Proceeds from notes and advances payable                     353,228                303,228             -
                                                       -----------------------------------------------------
                                                             2,004,017                493,228       411,250
                                                       -----------------------------------------------------
INCREASE (DECREASE) IN CASH FOR THE PERIOD                       2,109                (66,217)      (54,595)

CASH, beginning of period                                            -                 68,326       122,921
                                                       -----------------------------------------------------
CASH, end of period                                    $         2,109   $              2,109   $    68,326
============================================================================================================

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

MINERAL  PROPERTIES  AND      Exploration  costs  are  charged  to operations as
EXPLORATION  EXPENSES         incurred  as  are  normal  development costs until
                              such time that proven reserves are discovered. At such time that proven reserves are established, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. At December
                              31, 1999 and 1998, the Company did not have proven mineral reserves.

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

FAIR  VALUE  OF  FINANCIAL    The  respective  carrying  value  of  certain
INSTRUMENTS                   on-balance-sheet  financial  instruments
                              approximated their fair values. These financial instruments include cash and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising from these financial instruments.

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

STOCK  BASED                  The  Company  applies  Accounting Principles Board
COMPENSATION                  ("APB")  Opinion  No.  25,  "Accounting  for Stock
                              Issued to Employees", and related interpretations in accounting for stock option plans. Under APB
                              No. 25, compensation cost is recognized for stock options granted at prices below the market price of the underlying common stock on the date of grant.

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
--------------------------------------------------------------------------------


NEW ACCOUNTING                In  June  1998, the Financial Accounting Standards
PRONOUNCEMENTS                Board  issued  SFAS  No.  133,  Accounting  for
                              Derivative  Instruments  and  Hedging  Activities.
                              SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

                           Initial       1st           2nd           3rd           4th           5th
                           Payment   Anniversary   Anniversary   Anniversary   Anniversary   Anniversary     Total
                           ------------------------------------------------------------------------------------------
Property Option Payments
 Hamman Zriba -
   Jebel Guebli            $  5,000  $     10,000  $     15,000  $     20,000  $     25,000  $          -  $   75,000
 Koudiat Sidii                5,000        10,000        15,000        20,000        25,000             -      75,000
 Ouled Moussa                 5,000        10,000        15,000        20,000        25,000             -      75,000
 Jebel Oum Edeboua            2,500         5,000         7,500        10,000        12,500             -      37,500
 El Mohguer                   2,500         5,000         7,500        10,000        12,500             -      37,500
 Hammala                      5,000        10,000        15,000        20,000        25,000             -      75,000
                           ------------------------------------------------------------------------------------------
                             25,000        50,000        75,000       100,000       125,000             -     375,000
                           ------------------------------------------------------------------------------------------
Property Work Commitments
 Hamman Zriba -
   Jebel Guebli                   -        50,000        50,000        75,000       150,000       175,000     500,000
 Koudiat Sidii                    -        25,000        50,000       100,000       150,000       175,000     500,000
 Ouled Moussa                     -        50,000        50,000        75,000       150,000       175,000     500,000
 Jebel Oum Edeboua                -        25,000        25,000        37,500        75,000        87,500     250,000
 El Mohguer                       -        25,000        25,000        37,500        75,000        87,500     250,000
 Hammala                          -        50,000        50,000        75,000       150,000       175,000     500,000
                           ------------------------------------------------------------------------------------------
                                  -       225,000       250,000       400,000       750,000       875,000   2,500,000
                           ------------------------------------------------------------------------------------------
                           $ 25,000  $    275,000  $    325,000  $    500,000  $    875,000  $    875,000  $2,875,000
                           ==========================================================================================

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

                              Accumulated                Accumulated               Accumulated
                                  Balance                    Balance                   Balance
                                January 1                December 31               December 31
                                     1998    Additions          1998   Additions          1999
                              ----------------------------------------------------------------
PROPERTY ACQUISITION
EXPENDITURES
 Canada - Kumealon            $          -  $        -  $          -  $   23,630  $     23,630
 Guatemala                          30,499      57,942        88,441      15,500       103,941
 Tunisia                                 -           -             -      15,000        15,000
 United States - Totem Talc              -       1,000         1,000       5,000         6,000
                              ----------------------------------------------------------------
                                    30,499      58,942        89,441      59,130       148,571
                              ----------------------------------------------------------------
PROPERTY EXPLORATION
  EXPENDITURES
 Canada - Cape Breton               96,186           -        96,186           -        96,186
 Canada - Kumealon                       -           -             -       2,286         2,286
 Canada - Yukon                          -           -             -     407,319       407,319
 Guatemala                          45,900     148,744       194,644      53,597       248,241
 Tunisia                                 -           -             -      93,362        93,362
 United States - Totem Talc              -      11,418        11,418      39,783        51,201
 Project assessment and
   exploration expenditures
   (Note 6)                        167,180     230,041       397,221      90,621       487,842
                              ----------------------------------------------------------------
                                   309,266     390,203       699,469     686,968     1,386,437
                              ----------------------------------------------------------------
                              $    339,765  $  449,145  $    788,910  $  746,098  $  1,535,008
                              ================================================================

================================================================================

                                                       AURORA  GOLD  CORPORATION
                             Notes  to  the  Consolidated  Financial  Statements
                                                  (Expressed  in  U.S.  Dollars)
DECEMBER  31,  1999  AND  1998
--------------------------------------------------------------------------------

3.   ORGANIZATION  COSTS

                                       1999       1998
                                     -------------------
      Cost                           $ 11,511   $11,511
      Less accumulated amortization   (11,511)   (6,904)
                                     -------------------
                                     $      -   $ 4,607
                                     ===================

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

     Under the accounting provisions of SFAS No. 123, the Company's 1999 and 1998 Net Loss and Loss per Share would have been increased to the pro-forma amounts indicated below:


                                         As Reported   Pro-forma
                                         ------------------------
     1999
     Net loss for the year               $    855,391  $  974,764
     Loss per share - basic and diluted  $       0.08  $     0.09

     1998

     Net loss for the year               $  1,151,604  $1,161,604
     Loss per share - basic and diluted  $       0.11  $     0.11


     A summary of the status of the Company's stock options as of December 31, 1999 and 1998 and the changes during the years then ended is as follows:

                                                 Weighted           Weighted
                                   Number of      Average            Average
                                    Options    Exercise Price       Fair Value
                                   -------------------------------------------
     Outstanding, January 1, 1998          -                  -

     Granted                       1,155,000  $            0.43  $       0.79
                                   -------------------------------------------
     Outstanding and exercisable,
         December 31, 1998         1,155,000  $            0.43

     Granted                         250,000  $            0.70  $       0.60
                                   -------------------------------------------
     Outstanding and exercisable,
         December 31, 1999         1,405,000  $            0.48
                                   ============================

================================================================================
                                                       AURORA  GOLD  CORPORATION
                             Notes  to  the  Consolidated  Financial  Statements
                                                  (Expressed  in  U.S.  Dollars)
DECEMBER  31,  1999  AND  1998
--------------------------------------------------------------------------------

6.   STOCK  OPTIONS  -  CONTINUED

     Expense for the options granted in 1999 and 1998 were allocated as follows:

                                    1999      1998
                                   -----------------
     Professional fees - legal     $     -  $117,922
     Salaries and consulting fees        -   390,351
     Exploration expenses           29,500   182,727
                                   -----------------
                                   $29,500  $691,000
                                   =================

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

     Stock options outstanding and exercisable at December 31, 1999 are as follows:

        Number     Exercise Price         Expiry
      ------------------------------------------
        505,000  $          0.01       June 2003
        450,000  $          0.75  September 2003
        200,000  $          0.75   December 2003
         50,000  $          0.72      March 2004
        200,000  $          0.69     August 2004
      ---------
      1,405,000
      =========

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

--------------------------------------------------------------------------------

8.   NON  CASH  INVESTING  AND  FINANCING  ACTIVITIES

     In 1999 and 1998, the Company settled various debts with the issuance of shares of common stock as follows:

     1999

                                          Conversion
     Month of Settlement   Indebtedness        Price   Shares
     --------------------------------------------------------
     January              $      42,190  $      0.84   50,000
     February                     7,000  $      0.81    8,615
     March                       22,650  $      0.72   31,510
     August                      15,000  $      0.62   24,000
     August                      70,042  $      0.62  112,066
     August                       3,500  $      0.69    5,095
                          -------------               -------
                          $     160,382               231,286
                          ===================================
     1998
                                          Conversion
     Month of Settlement   Indebtedness        Price   Shares
     --------------------------------------------------------
     September            $      37,194  $      0.69   54,100
     December                    31,503  $      0.75   42,005
                          -------------               -------
                          $      68,697                96,105
                          ===================================

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

          The  right  to  claim  these  losses  expires  as  follows:

                               2011     $   360,000
                               2012         564,000
                               2018         331,000
                               2019         795,000
                                        -----------
                                        $ 2,050,000
                                        ===========

     b) The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:


                                        1999         1998
                                   ----------------------

     Tax loss carryforwards        $ 697,000   $ 427,000
     Mineral exploration expenses     39,000      39,000
     Valuation allowance            (736,000)   (466,000)
                                   ----------------------
                                   $       -   $       -
                                   ======================