Form 10KSB/A
period 2000-12-31
AURORA GOLD CORP
filed 2001-04-25
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              Amendment No. 1 to
                                 FORM  10-KSB


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

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $910 during fiscal 2000 (1999 - $2,286).


     Exploration expenses in the Yukon Territories, Canada totalled $113,400 during fiscal 2000 (1999 - $407,319). During the year the Company filed for a Yukon Mineral Exploration Tax Credit with respect to it's 1999 Yukon mineral expenditures and received a refund from the Government of Canada in the amount of $59,854. The Company also recovered $17,747 for goods and services taxes charged on 1999 and 2000 Yukon exploration expenditures and general and administrative expenses for total refunds of $77,601. During the year the Company compiled geochemical, geophysical and Yukon Minifile information in a computer-based Graphical Information System ("GIS"). With this data, the Company identified a large number of gold targets within the Yukon's Tintina Gold belt and, subsequently, staked a total of 120 claims. The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.


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

          In June 2000 405,000 common shares were issued for aggregate cash consideration of $4,050 upon the exercise of 405,000 common share stock options.

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

     During the next 12 months the Company needs to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses, to conduct work on its exploration properties, to meet its obligations under the Tunisian agreements. The Company intends to move forward in the current low gold price environment by selectively developing its existing assets and to further develop the Company through the possible acquisition or joint venturing of additional mineral properties either in the exploration or development stage. Additional employees will be hired on a consulting basis as required by the exploration projects.

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

          Exploration expenditures - For the year ended December 31, 2000 the Company recorded exploration expenses of $265,410, compared to $686,968 in 1999. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $910 (December 31, 1999 - $2,286); Canada - Yukon properties $35,799 (December 31, 1999 -
          $407,319);  Guatemala  $6,793  (December  31, 1999 - $53,597); Tunisia
          $156,356 (December 31, 1999 - $93,362); United States, Totem Talc property $0 (December 31, 1999 - $39,783); and Project assessment and exploration expenditures of $65,552 (December 31, 1999 - $90,621).

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


(D)  FINANCIAL  CONDITION  AND  LIQUIDITY

     At December 31, 2000, the Company had cash of $1,685 (1999 - $2,109) and working capital deficiency of $403,742 (1999 working capital deficiency - $211,974) respectively. Total liabilities as of December 31, 2000 were $632,505 as compared to $214,083 on December 31, 1999, an increase of $418,422. During 2000 financing activities consisted of the following, net proceeds from the issuance and subscription of common stock of $4,050 (December 31, 1999 - $440,000). In Fiscal 2000 investing activities consisted of additions to mineral properties $0 (1999 - $59,130) and additions to fixed assets $30,583 (1999 - $0). For the year ended December 31, 2000 the Company recorded a loss of $677,705, or $0.06 per share, compared to a loss of $855,391 ($0.08 per share) in 1999 and a loss of $1,151,604 ($0.11 per share) in 1998.

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

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


Vancouver, Canada                        "MOORE  STEPHENS  ELLIS  FOSTER  LTD."
March 9, 2001                                   Chartered  Accountants


                                       F2
--------------------------------------------------------------------------------
MS An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheet
December 31, 2000
(EXPRESSED IN U.S. DOLLARS)
==========================================================================

ASSETS

CURRENT
  Cash                                                        $     1,685
  Receivables                                                         300
  Loan receivables (Note 7)                                       226,778
--------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              228,763

FIXED ASSETS (Note 3)                                              25,991

MINERAL PROPERTY COSTS (Note 4)                                         -
--------------------------------------------------------------------------
TOTAL ASSETS                                                  $   254,754
==========================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                    $   306,238
  Loans payable (Note 5)                                          326,267
--------------------------------------------------------------------------

TOTAL LIABILITIES                                                 632,505
--------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIENCY)

SHARE CAPITAL (Note 6)
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    12,873,943 common shares                                       12,874

ADDITIONAL PAID-IN CAPITAL                                      3,271,163

ADVANCES FOR STOCK SUBSCRIPTION                                         -

ACCUMULATED (DEFICIT)                                          (3,661,788)
--------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIENCY)                                       (377,751)
--------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)              $   254,754
==========================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                      F3

AURORA GOLD CORPORATION & SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Stockholders'  Deficiency
January  1,  2000  to  December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
============================================================================================================================
                                                                                      Advances                  Total stock-
                                                    Common stock     Additional      for stock                      holders'
                                                 ------------------     paid-in           sub-    Accumulated         equity
                                                 Shares      Amount     capital     scriptions        deficit   (deficiency)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, January 1, 2000                       11,460,649   $11,461   $2,484,219   $   425,000   $(2,984,083)  $    (63,403)

Issuance of common stock:
  For cash in March 2000 at $0.50 per share       350,000       350      174,650      (175,000)            -              -
  For cash in March 2000 at $0.455 per share      550,000       550      249,450      (250,000)            -              -
  For settlement of indebtedness (Note 9)         199,000       199       99,301             -             -         99,500

Cancellation of shares in April 2000              (90,706)      (91)     (56,600)            -             -        (56,691)

Exercise of options in June 2000                  405,000       405        3,645             -             -          4,050

Spin-off of AML (Note 7)                                                 316,498

Net (loss) for the year                                 -         -            -             -      (677,705)      (677,705)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000                     12,873,943   $12,874   $3,271,163   $         -   $(3,661,788)  $   (377,751)
============================================================================================================================

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


                                      F4

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated Statement of Operations
(EXPRESSED IN U.S. DOLLARS)
==========================================================================
                                                  Cumulative
                                                  October 10          Year
                                            1995 (inception)         Ended
                                              to December 31   December 31
                                                        2000          2000
--------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization                  $     26,454   $   4,592
  Interest, bank charges and
    foreign exchange                                   39,161       2,768
  Administrative and general                          594,569     129,840
  Professional fees - accounting and legal            330,910      11,692
  Salaries and consulting fees                        801,130      68,946
--------------------------------------------------------------------------
                                                    1,792,224     217,838

EXPLORATION EXPENSES (Note 4)                       1,402,129     109,054

WRITEOFF OF MINERAL PROPERTY COSTS                    172,981     133,571
--------------------------------------------------------------------------

                                                    3,367,334     460,463
LESS:  OTHER INCOME (LOSS)
INTEREST INCOME                                        22,144         614
OPERATING LOSS OF SPUN-OFF OPERATIONS  (Note 7)      (316,598)   (217,856)

NET (LOSS) FOR THE PERIOD                        $ (3,661,788)  $(677,705)
==========================================================================
(LOSS) PER SHARE, basic and diluted                                 (0.06)
==========================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                          12,014,298
==========================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                      F5

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated Statement of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------
                                                     Cumulative
                                                     October 10         Year
                                               1995 (inception)        Ended
                                                 to December 31  December 31
                                                           2000         2000
----------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)  OPERATING ACTIVITIES
  Net (loss) for the period                       $ (3,661,788)  $(677,705)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    - depreciation and amortization                     26,454       4,592
    - compensation on stock options                    720,500           -
    - expenses satisfied with common stocks            292,200      42,809
    - writeoff of mineral property costs               172,981     133,571
    - adjustment for spin-off of AML (Note 7)          316,498     316,498
---------------------------------------------------------------------------

                                                    (2,133,155)   (180,235)
  Changes in assets and liabilities:
    - decrease (increase) in receivables              (227,078)   (227,078)
    - increase in accounts payable                     632,505     418,422
---------------------------------------------------------------------------

                                                    (1,727,728)     11,109
---------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of fixed assets                             (55,383)    (30,583)
  Proceeds on disposal of fixed assets                  14,449           -
  Mineral property costs                              (172,981)     15,000
  Incorporation cost                                   (11,511)          -
---------------------------------------------------------------------------

                                                      (225,426)    (15,583)
---------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)  FINANCING ACTIVITIES
  Proceeds from issuance of common
    stocks and stock subscription receipts           1,954,839       4,050
---------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD               1,685        (424)

CASH AND CASH EQUIVALENTS, beginning of period               -       2,109
---------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period          $      1,685   $   1,685
===========================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                      F6

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

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

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Basis  of  Consolidation

          These consolidated financial statements are stated in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries Aurora Gold, S.A., Aurora Gold (BVI) Limited and Deltango Gold Limited. All inter-company transactions and balances have been eliminated.

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
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

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
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

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

     (k)  Organization  Costs

          The Company initially capitalized all costs directly incurred in its formation. To comply with the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on Costs of Start-Up Activities", the remaining balance was written off to depreciation expense during the 1999 fiscal year.


                                      F9

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (l)  Fair  Value  of  Financial  Instruments

          The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, loan receivable, accounts payable and accrued liabilities and loan payables. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

     (m)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

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

     (n)  Income  Taxes

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
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (o)  Loss  Per  Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

3.   FIXED  ASSETS

     ---------------------------------------------------------------------------
                                                                       2000
     ---------------------------------------------------------------------------

        Computer equipment                                           $15,125
        Telecommunication equipment                                    1,875
        Office equipment                                              13,583
     ---------------------------------------------------------------------------
                                                                      30,583
        Accumulated depreciation and amortization                     (4,592)
     ---------------------------------------------------------------------------
                                                                     $25,991
     ===========================================================================


                                      F11

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

4.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES

     (a)  Guatemala,  Central  America

          During 1998, the Company made application to the Guatemalan government for fifteen mineral exploration licenses and one mineral reconnaissance license, of which ten mineral exploration licenses were granted during 1998. At December 31, 1998, applications for five mineral exploration licenses and one mineral reconnaissance license were awaiting government approval. As a consequence of the results of the geological reconnaissance, sampling of rock outcrops and stream sediment sampling which was carried out in 1998 and the first quarter of 1999, the Company decided to surrender six exploration licenses (January, 1999) and withdraw four applications (February, 1999). At December 31, 2000, the Company retains five mineral exploration licenses and one mineral reconnaissance license. In order to maintain these licences in good standing, the Company has to make annual fee payments and submit technical reports of activities carried out on the concessions.

          Each distinct mineral deposit per mineral concession acquired by the Company will be subject to a Net Smelter Return ("NSR") royalty equal to 1% of the NSR royalty payable to the Government of Guatemala.

          As at December 31, 2000, there were no proven mineral reserves discovered and the Company continuously operates with a working capital deficiency. These conditions raised substantial doubt regarding the recovering of the capitalized acquisition cost. Therefore, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-live Assets and for Long-lived Assets to be Disposed of", the Company wrote off the capitalized acquisition cost of $103,941 to operations.


                                      F12

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

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

          During the year ended December 31, 2000, there were no proven mineral reserves discovered and the Company continuously operates with a working capital deficiency. These conditions raised substantial doubt regarding the recovering of the capitalized acquisition cost. Therefore, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-live Assets and for Long-lived Assets to be Disposed of", the Company wrote off the capitalized acquisition cost of $23,630 to operations.


                                      F13

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

4.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES  (continued)

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

          A  summary  of  property  acquisition  costs  is  as  follows:

------------------------------------------------------------------------------------------------------
                      Accumulated                                                          Accumulated
                          Balance                                                              Balance
                      December 31                                                          December 31
                             1999    Additions     Write Off    Cost Recovery    Spin off         2000
------------------------------------------------------------------------------------------------------

Property acquisition
expenditures:
  Canada - Kumealon   $     23,630  $          -  $  (23,630)  $            -   $       -   $        -
  Guatemala                103,941             -    (103,941)               -           -            -
  Tunisia, owned by
  AML, Spin-off             15,000             -           -                -     (15,000)           -
  United States -
     Totem Talc              6,000             -      (6,000)               -           -            -
------------------------------------------------------------------------------------------------------
Total                 $    148,571  $          -  $ (133,571)  $            -   $ (15,000)  $        -
------------------------------------------------------------------------------------------------------

   A  summary  of  cumulative  exploration  expenditures  is  as  follows:

Property exploration
Expenditures:
  Canada -
     Cape Breton            96,186             -           -                -           -       96,186
  Canada - Kumealon          2,286           910           -                -           -        3,196
  Canada - Yukon           407,319       113,400           -          (77,601)          -      443,118
  Guatemala                248,241         6,793           -                -           -      255,034
  Tunisia, owned by
  AML, Spin-off             93,362       156,356           -                -    (249,718)           -
  United States -
     Totem Talc             51,201             -           -                -           -       51,201
  Project assessment
    and exploration
    expenditures           487,842        65,552           -                -           -      553,394
------------------------------------------------------------------------------------------------------
Total                 $  1,386,437  $    343,011  $        -   $      (77,601)  $(249,718)  $1,402,129
------------------------------------------------------------------------------------------------------


                                      F14

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

5.   LOANS  PAYABLE

     The loans are payable to companies related by common management. They are unsecured, non-interest bearing and due on demand.

6.   ADVANCE  FOR  STOCK  SUBSCRIPTIONS

     In September 1999, the Company received $175,000 on a subscription for 350,000 shares of common stock. In December 1999, the Company further received $250,000 on a subscription for 550,000 shares of common stock. The advances were unsecured and non-interest bearing. The stock was issued on March 10, 2000.

7.   SPIN-OFF  OF  AURORA  METALS  (BVI)  LIMITED  ("AML")

     Subsequent to year end, on March 9, 2001, the Company completed the spin-off of a wholly-owned subsidiary Aurora Metals (BVI) Limited in a stock dividend distribution to the Company's stockholders. Each stockholder of the Company received one share of AML (totalling of 13,000,000 stocks issued and outstanding) common stock for each share of the Company's stock (totalling of 12,873,943 issued and outstanding) held on the record date of June 15, 2000. Upon the completion of spin-off, the Company will return the remaining 126,057 (13,000,000 - 12,873,943) stocks of AML back to AML to be cancelled.

     The Consolidated Financial Statements for the year ended at December 31, 2000 of the Company have been prepared to reflect the spin-off of AML at book value.

     Accordingly, expenses and cash flows of AML spun off have been segregated in the Consolidated Statements of Operations and Cash Flows for the year then ended as at December 31, 2000. The historical carrying amount of the net deficiency transferred to AML on the spin-off date (net of initial investment of $100) has been recorded as additional paid-in capital of $316,498. Included in the net deficiency transferred at June 15, 2000 was a $226,778 of loan owed to the Company by AML.

     The effect of the transfer are reflected in the Consolidated Balance Sheet.

     Following is the summarized financial information for the Spun-off operations:

     ---------------------------------------------------------------------------
                                              Cumulative from     From January 1
                                                June 17, 1997               2000
                                           (inception of AML)         to June 15
                                             to June 15, 2000               2000
     ---------------------------------------------------------------------------

     General and administrative expenses  $            51,880  $          46,500
     Exploration expenses
                                                      264,718            171,356
     ---------------------------------------------------------------------------

      Operating Loss                      $           316,598  $         217,856
     ---------------------------------------------------------------------------


                                      F15

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

7.   SPIN-OFF  OF  AURORA  METALS  (BVI)  LIMITED  ("AML")  (continued)

     -------------------------------------------------------------------------
                                                                June 15, 2000
     -------------------------------------------------------------------------

       Total assets                                            $          500

       Total liabilities                                             (317,098)
     -------------------------------------------------------------------------

       Net deficiency of AML                                   $     (316,598)
     -------------------------------------------------------------------------

     AML raised $600,000 through a private placement subsequent to December 31, 2000.

8.   STOCK  OPTIONS

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

     A summary of the status of the Company's stock options as of December 31, 2000 and the changes during the years then ended is as follows:

                                                            Weighted   Weighted
                                                             Average    Average
                                                    Number  Exercise       Fair
                                                of Options     Price      Value
--------------------------------------------------------------------------------
Outstanding and exercisable, December 31, 1999   1,405,000  $    0.48
--------------------------------------------------------------------------------
Exercised                                          405,000  $    0.48
Cancelled                                        1,000,000  $    0.48
Outstanding and exercisable, December 31, 2000           -  $       -
--------------------------------------------------------------------------------

     There were no stock options granted during the year and there is no pro-forma effect in the net loss for the period and loss per share.


                                      F16

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

9.   RELATED  PARTY  TRANSACTIONS

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

10.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

     In 2000, the Company settled various debts with the issuance of shares of common stock as follows:

        ------------------------------------------------------------------------
        FISCAL YEAR 2000                                 Conversion
        Month of Settlement               Indebtedness        Price   Shares
        ------------------------------------------------------------------------
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


                                      F17

AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Notes  to  Financial  Statements
December  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)
--------------------------------------------------------------------------------

11.  INCOME  TAXES

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

          The  right  to  claim  these  losses  expires  as  follows:

                                  -------------------------------
                                  2011               $    360,000
                                  2012                    564,000
                                  2018                    331,000
                                  2019                    795,000
                                  2020                    550,000
                                  -------------------------------
                                                       $2,600,000
                                  ===============================

     (b) The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

            --------------------------------------------------------
                                                            2000
            --------------------------------------------------------
            Tax  loss  carryforwards                    $   884,000
            Mineral  exploration  expenses                   39,000
            Valuation  allowance                           (923,000)
            --------------------------------------------------------
                                                        $          -
            ========================================================

12.  CUMULATIVE  FIGURES

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