Form 10QSB
period 2001-03-31
AURORA GOLD CORP
filed 2001-05-15
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  March  31,  2001

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d) OF THE EXCHANGE ACT

        For the transition period from _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

        Commission  file  number  0-24393

AURORA  GOLD  CORPORATION
(Exact  name  of  small  business  issuer  as  specified  in  its  charter)

Delaware                                        13-3945947
--------                                        ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
         or organization)

1505 - 1060 ALBERNI STREET, VANCOUVER B.C. CANADA V6E 4K2 (Address of principal executive offices)

(604)  687-4432
(Issuer's  Telephone  Number)

_  _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,873,943 shares of Common Stock were outstanding as of March 31, 2001.

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

                                      INDEX


                                                              Page No.
PART I.  Financial Information

Item 1.  Financial Statements
         Consolidated Balance Sheets --                           3
         March 31, 2001 and December 31, 1999

         Consolidated Statements of Operations --                 4
         Three-Months Ended March 31, 2001

         Consolidated Statements of Cash Flows --                 5
         Three-Months Ended March 31, 2001

         Notes to Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           10

PART II. Other Information

Item 1.  Legal Proceedings                                       13

Item 2.  Changes in Securities                                   13

Item 3.  Defaults Upon Senior Securities                         13

Item 4.  Submission of Matters to A Vote of Security Holders     13

Item 5.  Other Information                                       13

Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                       14

-------------------------------------------------------------------------------------------------
AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)


Consolidated Balance Sheet
March 31, 2001
(Expressed in U.S. Dollars)                                             March 31     December 31
(Unaudited)                                                               2001          2000
-------------------------------------------------------------------------------------------------
ASSETS
Current
  Cash                                                                $    10,309   $      1,685
    Receivables                                                               300            300
    Loan receivable                                                       225,789        226,778
-------------------------------------------------------------------------------------------------
Total current assets                                                      236,398        228,763

Fixed assets                                                               24,844         25,991
Mineral property costs                                                          -              -
                                                                      ---------------------------
                                                                      $   261,242   $    254,754
=================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Liabilities

Current
     Accounts payable and accrued liabilities                         $   358,083   $    306,238
     Loans payable                                                        326,283        326,267
-------------------------------------------------------------------------------------------------
Total Liabilities                                                         684,366        632,505
-------------------------------------------------------------------------------------------------

Stockholders' Deficiency,
     Share Capital
          Authorized
               50,000,000 common shares, with par value $0.001 each
          Issued
               12,873,943 (2000 - 12,873,943) common shares                12,874         12,874
          Additional paid-in capital                                    3,271,163      3,271,163
 Advances for stock subscriptions                                               -              -
          Accumulated (deficit)                                        (3,707,161)    (3,661,788)
-------------------------------------------------------------------------------------------------
Stockholders' (deficiency)                                               (423,124)      (377,751)
-------------------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficiency)                      $   261,242   $    254,754
=================================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements

-----------------------------------------------------------------------------------------
AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

                                                  October 10
Consolidated Statement of Operations                  1995
(Expressed in U.S. Dollars)                       (inception)       Three months ended
(Unaudited)                                            to                March 31
                                                    March 31     ------------------------
                                                      2001         2001         2000
                                                  (cumulative)
-----------------------------------------------------------------------------------------
General and administrative expenses
  Depreciation and amortization                   $    27,601   $     1,147  $       824
  Interest, bank charges and foreign exchange          39,353           192          362
  Administrative and general, net of recoveries       601,807         7,238        4,550
  Professional fees - accounting and legal            339,160         8,250       18,946
  Salaries and consulting fees                        823,944        22,814       17,463
                                                  ---------------------------------------

                                                    1,831,865        39,641       42,145

Exploration expenses                                1,408,009         5,880      (33,413)
Write off of mineral property costs                   172,981             -            -
-----------------------------------------------------------------------------------------

                                                    3,412,855        45,521        8,732
Less: Other income (loss)
Interest income                                        22,292           148           72
Operating loss of Spun-off operations                (316,598)            -            -
-----------------------------------------------------------------------------------------

Net loss for the period                             3,707,161        45,373        8,660
=========================================================================================
Loss per share                                              -   $      0.00  $      0.00
=========================================================================================

Weighted average number of
  common shares outstanding
  - basic and diluted                                            12,873,943   11,519,324
=========================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements

-----------------------------------------------------------------------------------
AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An exploration stage enterprise)                 October 10
                                                     1995
Consolidated Statement of Cash Flows            (inception) to  Three months ended
(Expressed in U.S. Dollars)                        March 31          March 31
                                                 ----------------------------------
(Unaudited)                                          2001        2001       2000
                                                 (cumulative)
-----------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net (loss) for the period                      $(3,707,161)  $(45,373)  $ (8,660)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      -depreciation and amortization                  27,601      1,147        824
      -compensation on stock options                 720,500          -          -
      -expenses satisfied with common stock          292,200          -     35,000
      -write off of mineral properties               172,981          -          -
      -adjustment for spin-off of AML                316,498          -          -
-----------------------------------------------------------------------------------
                                                  (2,177,381)   (44,226)    27,164
Changes in assets and liabilities
      -decrease (increase) in receivables           (226,089)       989          -
      -increase in accounts payable                  684,366     51,861      7,311
-----------------------------------------------------------------------------------

                                                  (1,719,104)     8,624     34,475
-----------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of fixed assets                           (55,383)         -    (21,969)
  Proceeds on disposal of fixed assets                14,449          -          -
  Mineral property costs                            (172,981)         -    (11,500)
  Incorporation costs                                (11,511)         -          -
-----------------------------------------------------------------------------------

                                                    (225,426)         -    (33,469)
-----------------------------------------------------------------------------------

Cash flows from (used in) financing activities
  Proceeds from issuance of common
    stock and stock subscription receipts          1,954,839          -          -
-----------------------------------------------------------------------------------

                                                   1,954,839          -          -
-----------------------------------------------------------------------------------

Increase (decrease) in cash for the period            10,309      8,624      1,006
Cash and cash equivalents, beginning of period             -      1,685      2,109
-----------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $    10,309   $ 10,309   $  3,115
===================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements

     Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)
     --------------------------------------------------------------------

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

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiaries Aurora Gold, S.A., Aurora Gold (BVI) Limited and Deltango Gold Limited. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Aurora Gold Corporation Annual Report on Form 10-KSB for the year ended December 31, 2000 should be reviewed in connection with these condensed consolidated financial statements.

2.   Significant  Accounting  Policies

     (a)  Accounting Estimates

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

     (b)  Fixed Assets

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Fixed assets are recorded at cost. Depreciation is provided over the following useful lives:

               Computer equipment                2 years
               Telecommunication equipment       5 years
               Office equipment                  5 years

     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2001 and December 31, 2000, the Company did not have proven reserves.

          Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

          Costs related to site restoration programs are accrued over the life of the project.

     (d)  Stock-Based  Compensation

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended
          March  31,  2001  and  December  31,  2000.

     (f)  Long-Lived  Assets  Impairment

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

     (g)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

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

     (h)  Income  Taxes

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

     (i)  Loss  Per  Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

4    Fixed  Assets

-----------------------------------------------------------------
                                             March      December
                                            31, 2001    31, 2000
-----------------------------------------------------------------
Computer equipment                         $  15,125   $  15,125
Telecommunication equipment                    1,875       1,875
Office equipment                              13,583      13,583
-----------------------------------------------------------------
                                              30,583      30,583
Accumulated depreciation and amortization     (5,739)     (4,592)
-----------------------------------------------------------------
                                           $  24,844   $  25,991
=================================================================

5.   Mineral  Properties  and  Exploration  Expenses

A  summary  of  cumulative  exploration  expenditures  is  as  follows:

-----------------------------------------------------------------------------------------------------------------
                                         Accumulated                                                 Accumulated
                                           Balance                                                     Balance
                                         December 31                             Cost                   March
                                             2000      Additions   Write Off   Recovery   Spin off     31 2001
-----------------------------------------------------------------------------------------------------------------

A  summary  of  cumulative  exploration  expenditures  is  as  follows:

Property exploration
Expenditures:
  Canada -
    Cape Breton                                96,186           -           -          -          -        96,186
  Canada - Kumealon                             3,196         880           -          -          -         4,076
  Canada - Yukon                              443,118           -           -          -          -       443,118
  Guatemala                                   255,034       4,000           -          -          -       259,034
  Tunisia, owned by
  Aurora Metals (BVI) Limited, Spin-off             -           -           -          -          -             -
  United States -
    Totem Talc                                 51,201           -           -          -          -        51,201
  Project assessment
    and exploration
    expenditures                              553,394       1,000           -          -          -       554,394
Total                                    $  1,402,129  $    5,880  $        -  $       -  $       -  $  1,408,009

A  summary  of  property  acquisition  costs  is  as  follows:

--------------------------------------------------------------------------------------------------
                       Accumulated                                                    Accumulated
                         Balance                                                        Balance
                         December                               Cost                    December
                         31, 1999    Additions    Write Off   Recovery    Spin off      31, 2000
--------------------------------------------------------------------------------------------------
Property acquisition
expenditures:
  Canada - Kumealon    $     23,630  $        -  $  (23,630)  $       -  $        -   $          -
  Guatemala                 103,941           -    (103,941)          -           -              -
  Tunisia, owned by
  Aurora Metals (BVI)
Limited, Spin-off            15,000           -           -           -     (15,000)             -
  United States -
    Totem Talc                6,000           -      (6,000)          -           -              -
--------------------------------------------------------------------------------------------------
Total                  $    148,571  $        -  $ (133,571)  $       -  $  (15,000)  $          -
--------------------------------------------------------------------------------------------------

A  summary  of  cumulative  exploration  expenditures  is  as  follows:

Property exploration
Expenditures:
  Canada -
     Cape Breton             96,186          -            -           -            -        96,186
  Canada - Kumealon           2,286         910           -           -            -         3,196
  Canada - Yukon            407,319     113,400           -     (77,601)           -       443,118
  Guatemala                 248,241       6,793           -           -            -       255,034
  Tunisia, owned by
  Aurora Metals (BVI)
Limited, Spin-off            93,362     156,356           -           -     (249,718)            -
  United States -
     Totem Talc              51,201           -           -           -           -         51,201
  Project assessment
    and exploration
    expenditures            487,842      65,552           -           -           -        553,394
--------------------------------------------------------------------------------------------------
Total                  $  1,386,437  $  343,011  $        -   $ (77,601)  $(249,718)  $  1,402,129
==================================================================================================

6.   Loans Payable

     Loans  payable  are  unsecured,  non-interest  bearing  and  due on demand.

7.   Outstanding Options

     At March 31, 2001 and December 31, 2000 the Company had Nil options outstanding.

8.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) Included in accounts payable is $15,000 (2000 - $16,300) due to directors and a company controlled by a director in respect of salaries, consulting fees and reimbursement for expenses.

     b) During the three-month period ended March 31, 2001, salaries and consulting fees of $15,000 (2000 - $31,300) were paid or are payable to directors or companies controlled by directors.

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

(B)  Significant developments during the three-month period ended March 31, 2001

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

     On May 7, 2001 The Board of Directors of Aurora Gold Corporation announced that Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. Mr. Cameron Richardson was appointed to the Board of Directors of the Corporation and President of the Company.

(C)  EXPLORATION  AND  DEVELOPMENT

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company owns or controls unpatented mining claims, and mineral exploration concessions, in British Columbia and Yukon
     Territories, Canada; and Guatemala. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in Canada, Guatemala. The Company is also examining other exploration properties in Mexico, North Africa and the United States of America.

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $880 during the three months ended March 31, 2001 (fiscal 2000 - $910).

     Exploration expenses in the Yukon Territories, Canada during the three-months ended March 31, 2001 totalled $0 (fiscal 2000 - $113,400). The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

     Exploration expenses in Guatemala during the three-months ended March 31, 2001 totalled $4,000 (fiscal 2000 - $6,793). The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration is warranted; or (ii) whether certain mineral exploration concession licenses and mineral reconnaissance license should be surrendered.

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

(D)  Financial  Information

     Three-Months  Ended March 31, 2001 versus Three-Months Ended March 31, 2000

     Net  Loss:

     For the three-months ended March 31, 2001 the Company recorded a loss of $45,373 or $0.00 per share, compared to a loss of $8,660 or $0.00 per share in 2000.

     Revenues:

     The Company had no operating revenues for the three-month period ended March 31, 2001 (2000 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the three-months ended March 31, 2001 the Company recorded general and administrative expenses of $7,238 compared to $4,550 in 2000.

     Professional fees - accounting and legal - For the three-months ended March 31, 2001 the Company recorded legal fees of $4,750 compared to $14,000 in 2000. $12,000 of the $14,000 March 31, 2000 legal fees relate to Tunisia and the establishment of Aurora Metals (BVI) Ltd. For the three-months ended March 31, 2001 the Company recorded accounting fees of $3,500 compared to $4,946 in 2000.

     Exploration expenditures - For the three-months ended March 31, 2001 the Company recorded exploration expenses of $5,880, compared to $-33,413 in 2000. The following is a breakdown of the exploration expenses by property:
     - Canada, Kumealon property $880 (fiscal 2000 - $910), Canada - Yukon properties $0 (fiscal 2000 - $113,400) Guatemala $4,000 (fiscal 2000 - $6,793), and Project assessment and exploration expenditures of $1,000 (fiscal 2000 - $65,552).

(E)  Financial Condition and liquidity

     At March 31, 2001, the Company had cash of $10,309 (2000 - $3,115) and working capital deficiency of $447,968 (2000 working capital deficiency - $218,279) respectively. Total liabilities as of March 31, 2001 were $684,366 (2000- $221,394) an increase of $462,972.

     Net cash used in operating activities in the three-month period ended March 31, 2001 was $45,373 compared to $8,660 in the three-month period ended March 31, 2000. Net cash used in investing activities in the three-month period ended March 31, 2001 consisted of additions to mineral properties $0 (2000 - $11,500) and additions to fixed assets $0 (2000 - $21,969).

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2001 and
     (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

          The Company has not declared or paid a cash dividend on its shares since incorporation and does not anticipate doing so in the foreseeable future.

                         PART 11.     OTHER INFORMATION

ITEM  1.       Legal  Proceedings

               The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM  2.       Changes  in  Securities

None

ITEM  3.       Defaults  Upon  Senior  Securities

               Not  Applicable

ITEM  4.       Submission  of  Matters  to  a  Vote  of  Security  Holders

               Not  Applicable

ITEM  5.       OTHER  INFORMATION

               None.

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)    Exhibits:

3.1    Certificate  of  Incorporation*
3.2    Certificate  of  Amendment  to  the  Certificate  of  Incorporation*
3.3    Certificate  of  Restoration and Renewal of Certificate of Incorporation*
3.4    Amended  and  Restated  By-laws*
10.1   Agreement  dated  July  18,  1997 between The Company and Minera Motagua,
       S.A.*
10.2   Agreement  dated  August 16, 1997 between the Company and Minera Motagua,
       S.A.*
10.3 Agreement dated November 3, 1997 between the Company and Minera Motagua, S.A.*
10.4   Agreement  dated  July  28,  1998 between the Company and Minera Motagua,
       S.A.*
10.5   Agreement  dated  August  24,  1998  with  Jorge  Mario  Rios  Munoz.  *
10.6 Agreement dated November 18, 1998 between the Company and United Catalyst, Inc. and Getchell Gold Corporation. *
10.7   Agreement  dated  February  23,  1999  between the Company and Gregory G.
       Crowe.  *
10.8 Option Agreements dated as shown between the Company and High Marsh Holdings Ltd.*
               10.8.1  Hamman  Zriba/Jebel  Guebli            October 15, 1999
               10.8.2  Koudiat  Sidii                         October 15, 1999
               10.8.3  Ouled  Moussa  (bou  Jabeur  Est)      October 15, 1999
               10.8.4  Hammala                                January 20, 2000
               10.8.5  El  Mohguer  (Garn  Halfaya)           January 20, 2000
               10.8.6  Jebel  Oum  Edeboua  (Garn  Halfaya)   January 20, 2000
10.9   Joint  Venture  Agreement  between  the  Company  and  Patagonia  Gold
       Corporation  *
10.10  Letter  of  Intent  between  the Company and Billiton UK Resources B.V. *
10.11  January  29,  2001  Subscription  Agreement  between  Aurora Metals (BVI)
       Limited  and  Billiton  E&D  3  B.V.*
10.12 January 29, 2001 Option Agreement between Aurora Metals (BVI) Limited and Billiton UK Resources B.V.*
--------
*  Previously  Filed

(b)  Reports  on  Form  8-K

     1.  Change  in  registrant's  certifying accounts (filed May 16, 2000) *
     2.  Disposition  of  assets  (filed  June  2,  2000)  *
     -----
     *  Previously  Filed

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:     May  14,  2001                    BY:  /s/  Cameron  Richardson
          --------------                         ------------------------
                                                 Cameron  Richardson
                                                 Director  and  President

Date:     May  14,  2001                    BY:  /s/  John  A.A.  James
          --------------                         ----------------------
                                                 John  A.A.  James
                                                 Director  and  Vice-President