Form 10QSB/A
period 2001-03-31
AURORA GOLD CORP
filed 2001-05-25
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-QSB Amended
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the  quarterly  period  ended  March  31,  2001

[ ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d) OF THE EXCHANGE ACT

       For the transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

       Commission  file  number  0-24393

AURORA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware                                                 13-3945947
--------                                                 ----------
(State or other jurisdiction of incorporation or        (IRS Employer
       organization)                                    Identification  No.)

1505 - 1060 ALBERNI STREET, VANCOUVER B.C. CANADA V6E 4K2
(Address of principal executive offices)

(604)  687-4432
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


                                      INDEX

                                                                   Page No.
PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets --                               3
          March 31, 2001 and December 31, 1999

          Consolidated Statements of Operations --                     4
          Three-Months Ended March 31, 2001

          Consolidated Statements of Cash Flows --                     5
          Three-Months Ended March 31, 2001

          Notes to Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11

PART II.  Other Information

Item 1.   Legal Proceedings                                           14

Item 2.   Changes in Securities                                       14

Item 3.   Defaults Upon Senior Securities                             14

Item 4.   Submission of Matters to A Vote of Security Holders         14

Item 5.   Other Information                                           14

Item 6.   Exhibits and Reports on Form 8-K                            14

Signatures                                                            15

-----------------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheet
March 31, 2001
(Expressed in U.S. Dollars)                                            March 31     December 31
(Unaudited)                                                              2001          2000
-----------------------------------------------------------------------------------------------
ASSETS
Current
     Cash                                                            $    15,990   $      1,685
       Receivables                                                           300            300
       Loan receivable                                                   210,446        226,778
-----------------------------------------------------------------------------------------------
Total current assets                                                     226,736        228,763

Fixed assets                                                              24,844         25,991
Mineral property costs                                                         -              -
                                                                     --------------------------
                                                                     $   251,580   $    254,754
===============================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Liabilities

Current
     Accounts payable and accrued liabilities                        $   125,040   $    306,238
     Loans payable                                                       321,283        326,267
-----------------------------------------------------------------------------------------------
Total Liabilities                                                        446,323        632,505
-----------------------------------------------------------------------------------------------


Stockholders' Deficiency,
     Share Capital
          Authorized
             50,000,000 common shares, with par value $0.001 each
          Issued
             12,873,943 (2000 - 12,873,943) common shares                 12,874         12,874
          Additional paid-in capital                                   3,747,201      3,271,163
               Advances for stock subscriptions                                -              -
          Accumulated (deficit)                                       (3,954,818)    (3,661,788)
-----------------------------------------------------------------------------------------------
Stockholders' (deficiency)                                              (194,743)      (377,751)
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficiency)                     $   251,580   $    254,754
===============================================================================================

The  accompanying  notes  are  an  integral  part  of these financial statements

----------------------------------------------------------------------------------------
AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)
                                                   October 10
Consolidated Statement of Operations                  1995          Three months ended
(Expressed in U.S. Dollars)                      (inception) to           March 31
(Unaudited)                                         March 31     ------------------------
                                                      2001          2001          2000
                                                  (cumulative)
-----------------------------------------------------------------------------------------
General and administrative expenses
  Depreciation and amortization                   $      27,601  $     1,147  $       824
  Interest, bank charges and foreign exchange            39,353          192          362
  Administrative and general, net of recoveries         601,890        7,321        4,550
  Professional fees - accounting and legal              337,170        6,260       18,946
  Salaries and consulting fees                          813,944       12,814       17,463
                                                  ----------------------------------------

                                                      1,819,958       27,734       42,145

Exploration expenses                                  1,408,009        5,880      (33,413)
Write off of mineral property costs                     172,981            -            -
-----------------------------------------------------------------------------------------

                                                      3,400,948       33,614        8,732
Less: Other income (loss)
Interest income                                          22,292          148           72
Operating loss of Spun-off operations                    11,685      328,283            -
-----------------------------------------------------------------------------------------

Net loss for the period                               3,366,971      361,749        8,660
=========================================================================================
Loss per share                                                                          -
                                                                 $      0.03  $      0.00
=========================================================================================
Weighted average number of
    common shares outstanding
    - basic and diluted                                           12,873,943   11,519,324
=========================================================================================

The  accompanying  notes  are  an  integral  part  of these financial statements

-------------------------------------------------------------------------------------
AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)
                                                   October 10
Consolidated Statement of Cash Flows                  1995       Three months ended
(Expressed in U.S. Dollars)                      (inception) to        March 31
(Unaudited)                                         March 31     --------------------
                                                      2001         2001       2000
                                                  (cumulative)
-------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net (loss) for the period                      $ (3,954,818)  $(293,030)  $ (8,660)
  Adjustments to reconcile net loss to net
     cash used in operating activities
      -depreciation and amortization                   27,601       1,147        824
      -compensation on stock options                  720,500           -          -
      -expenses satisfied with common stock           292,200           -     35,000
      -write off of mineral properties                172,981           -          -
      -adjustment for spin-off of AML                 792,536     476,038          -
-------------------------------------------------------------------------------------
                                                   (1,949,000)    184,155     27,164
Changes in assets and liabilities
      -decrease (increase) in receivables            (210,746)     16,332          -
      -increase (decrease) in accounts payable        446,323    (186,182)     7,311
-------------------------------------------------------------------------------------

                                                   (1,713,423)     14,305     34,475
-------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
   Purchase of fixed assets                           (55,383)          -    (21,969)
   Proceeds on disposal of fixed assets                14,449           -          -
   Mineral property costs                            (172,981)          -    (11,500)
   Incorporation costs                                (11,511)          -          -
-------------------------------------------------------------------------------------

                                                     (225,426)          -    (33,469)
-------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
   Proceeds from issuance of common
    stock and stock subscription receipts           1,954,839           -          -
-------------------------------------------------------------------------------------

                                                    1,954,839           -          -
-------------------------------------------------------------------------------------

Increase (decrease) in cash for the period             15,990      14,305      1,006
Cash and cash equivalents, beginning of period              -       1,685      2,109
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $     15,990   $  15,990   $  3,115
=====================================================================================

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiaries Aurora Gold S.A., Aurora Gold (BVI) Limited and Deltango Gold Limited. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

4    Fixed  Assets

     -----------------------------------------------------------------
                                                March       December
                                              31, 2001      31, 2000
     -----------------------------------------------------------------
     Computer equipment                         $  15,125   $  15,125
     Telecommunication equipment                    1,875       1,875
     Office equipment                              13,583      13,583
     -----------------------------------------------------------------
                                                   30,583      30,583
     -----------------------------------------------------------------
     Accumulated depreciation and amortization     (5,739)     (4,592)
                                                $  24,844   $  25,991
     =================================================================

5.   Mineral  Properties  and  Exploration  Expenses
   A  summary  of  cumulative  exploration  expenditures  is  as  follows:

--------------------------------------------------------------------------------------------------
                         Accumulated                                                  Accumulated
                             Balance                                                      Balance
                         December 31                               Cost                  March 31
                                2000   Additions   Write Off   Recovery    Spin off          2001
--------------------------------------------------------------------------------------------------

Property exploration
Expenditures:
Canada - Cape Breton           96,186           -           -          -          -         96,186
Canada - Kumealon               3,196         880           -          -          -          4,076
Canada - Yukon   owned
by Deltango Gold Ltd.,
Spin-off                      443,118           -           -          -   (443,118)             -
Guatemala                     255,034       4,000           -          -          -        259,034
Tunisia, owned by
Aurora Metals (BVI)
Limited, Spin-off                   -           -           -          -          -              -
United States -
Totem Talc                     51,201           -           -          -          -         51,201
Project assessment
and exploration
expenditures                  553,394       1,000           -          -          -        554,394
--------------------------------------------------------------------------------------------------
Total                    $  1,402,129  $    5,880  $        -  $       -  $(443,118)  $    964,891
==================================================================================================

A  summary  of  property  acquisition  costs  is  as  follows:

-------------------------------------------------------------------------------------------------------------------
                                        Accumulated                                                    Accumulated
                                            Balance                                                        Balance
                                        December 31                                 Cost               December 31
                                               1999   Additions    Write Off    Recovery    Spin off          2000
-------------------------------------------------------------------------------------------------------------------

Property acquisition
expenditures:
Canada - Kumealon                       $     23,630  $        -  $  (23,630)  $       -   $       -   $          -
Guatemala                                    103,941           -    (103,941)          -           -              -
Tunisia, owned by
Aurora Metals (BVI)
Limited, Spin-off                             15,000           -           -           -     (15,000)             -
United States -
Totem Talc                                     6,000           -      (6,000)          -           -              -
-------------------------------------------------------------------------------------------------------------------
Total                                   $    148,571  $        -  $ (133,571)  $       -   $ (15,000)  $          -
-------------------------------------------------------------------------------------------------------------------

    A summary of cumulative exploration expenditures is as follows:

Property exploration
Expenditures:
Canada -
Cape Breton                                   96,186           -           -           -           -         96,186
Canada - Kumealon                              2,286         910           -           -           -          3,196
Canada - Yukon                               407,319     113,400           -     (77,601)          -        443,118
Guatemala                                    248,241       6,793           -           -           -        255,034
Tunisia, owned by
Aurora Metals (BVI) Limited, Spin-off         93,362     156,356           -           -    (249,718)             -
United States -
Totem Talc                                    51,201           -           -           -           -         51,201
Project assessment
and exploration
expenditures                                 487,842      65,552           -           -           -        553,394
-------------------------------------------------------------------------------------------------------------------
Total                                   $  1,386,437  $  343,011  $        -   $ (77,601)  $(249,718)  $  1,402,129
===================================================================================================================

6.   Loans  Payable

     Loans  payable  are  unsecured,  non-interest  bearing  and  due on demand.

7.   Spin-off  of  Deltango  Gold  Limited

     Subsequent to the quarter end, on April 2, 2001 the Company completed the spin-off of its wholly owned subsidiary Deltango Gold Limited ("Deltango"). Deltango was spun off to the management of Deltango for $0 consideration. Deltango's management will assume all current ($217,332) and future debt and liabilities of Deltango Gold Limited.

     The Consolidated Financial Statements for the three-month period ended March 31, 2001 have been prepared to reflect the spin-off of Deltango at book value. Accordingly, expenses and cash flows of the spun off Deltango have been segregated in the Consolidated Statements of Operations and Cash Flows for the three-month period ended March 31, 2001. The historical carrying amount of the net deficiency transferred to Deltango on the spin-off date has been recorded as additional paid-in capital of $476,038. The $259,564 of loan owed to the Company by Deltango was written down to $0.

     The  effect of the transfer is reflected in the Consolidated Balance Sheet.

     Following is the summarized financial information for the Spun-off operations:

     ----------------------------------------------------------------------------
                                                  Cumulative from  From January 1
                                                February 12, 1999            2000
                                          (inception of Deltango)     to March 31
                                                to March 31, 2001            2001
     ----------------------------------------------------------------------------

     General and administrative expenses  $                32,920   $      32,920
     Exploration expenses                                 443,118          35,799
     ----------------------------------------------------------------------------

      Operating Loss                      $               476,038   $      68,719
     ----------------------------------------------------------------------------

     ----------------------------------------------------------------------------
                                                                   March 31, 2001
     ----------------------------------------------------------------------------

     Total assets                                                   $        858
     Total liabilities                                                  (476,896)
     ----------------------------------------------------------------------------

     Net deficiency of AML                                          $   (476,038)
     ----------------------------------------------------------------------------

8.   Outstanding  Options

     At March 31, 2001 and December 31, 2000 the Company had No options outstanding.

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

     On March 9, 2001 the Company completed the spin-off of its wholly-owned subsidiary Aurora Metals (BVI) Limited when it distributed 12,873,943 shares of Aurora Metals to the Company's shareholders of record on June 15, 2000 as a stock dividend. Upon completion of the spin-off the Company returned 126,057 (13,000,000 - 12,873,943) shares of Aurora Metals common stock back to Aurora Metals' treasury for cancellation. The 13,000,000 shares of common stock of Aurora Metals represented the entire outstanding and issued common stock of Aurora Metals. As a result of the distribution of Aurora Metals shares to the shareholders of the Company, Aurora Metals is no longer a subsidiary of the Company. On March 9, 2001 Aurora Metals had 13,731,086 common shares outstanding and 857,143 share purchase warrants outstanding as a result of the issuance of 857,143 common shares to Billiton E&D 3 B.V., in a private placement that closed on February 8, 2001.

     The Company's Consolidated Financial Statements for the year ended December 31, 2000 reflected the spin-off of Aurora Metals at book value. Accordingly, expenses and cash flows of the spun-off Aurora Metals were segregated in the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2000. The historical carrying amount of the net deficiency transferred to Aurora Metals on the spin-off date (net of initial investment of $100) were recorded as additional paid-in capital of $316,498 at December 31, 2000. Included in the net deficiency transferred at June 15, 2000 was a $226,778 of loan owed to the Company by Aurora Metals.

     Subsequent to the quarter end, on April 2, the Company completed the spin-off of its wholly owned subsidiary Deltango Gold Limited. Deltango was spun-off to the management of Deltango for $0 consideration. Deltango's management will assume all current ($217,332) and future debt and liabilities of Deltango. The $259,564 of loan owed to the Company by Deltango was written down to $0.

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

(D)  Financial  Information

     Three-Months  Ended March 31, 2001 versus Three-Months Ended March 31, 2000

     Net  Loss:

     For the three-months ended March 31, 2001 the Company recorded a loss of $361,749 or $0.03 per share, compared to a loss of $8,660 or $0.00 per share in 2000.

     Revenues:

     The Company had no operating revenues for the three-month period ended March 31, 2001 (2000 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the three-months ended March 31, 2001 the Company recorded general and administrative expenses of $7,321 compared to $4,550 in 2000.

     Professional fees - accounting and legal - For the three-months ended March 31, 2001 the Company recorded legal fees of $2,881 compared to $14,000 in 2000. $12,000 of the $14,000 March 31, 2000 legal fees relate to Tunisia and the establishment of Aurora Metals (BVI) Ltd. For the three-months ended March 31, 2001 the Company recorded accounting fees of $3,379 compared to $4,946 in 2000.

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

(E)  Financial  Condition  and  liquidity

     At March 31, 2001, the Company had cash of $15,990 (2000 - $3,115) and working capital deficiency of $219,587 (2000 working capital deficiency - $218,279) respectively. Total liabilities as of March 31, 2001 were $446,323 (2000 - $221,394) an increase of $224,929.

     Net cash used in operating activities in the three-month period ended March 31, 2001 was $14,305 compared to $34,475 in the three-month period ended March 31, 2000. Net cash used in investing activities in the three-month period ended March 31, 2001 consisted of additions to mineral properties $0 (2000 - $11,500) and additions to fixed assets $0 (2000 - $21,969).

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

                         PART II.     OTHER INFORMATION

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

(b)     Reports  on  Form  8-K

1.     Change  in  registrant's  certifying  accounts  (filed  May  16,  2000) *
--------------------------------------------------------------------------------
2.     Disposition  of  assets  (filed  June  2,  2000)  *

-------------------------
*  Previously  Filed


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