Form 10QSB
period 2001-06-30
AURORA GOLD CORP
filed 2001-08-09
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June  30,  2001

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d)  OF THE EXCHANGE ACT

     For  the transition period from ___________________  to  __________________

     Commission  file  number  0-24393

AURORA  GOLD  CORPORATION
(Exact  name  of  small  business  issuer  as  specified  in  its  charter)

Delaware                                       13-3945947
--------                                       ----------
(State  or  other  jurisdiction  of            (IRS Employer Identification No.)
incorporation  organization)

Suite 2000 - 1066 West Hastings Street, Vancouver B.C. Canada V6E 3X2 (Address of principal executive offices)

(604)  601-8217
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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,623,956 shares of Common Stock were outstanding as of June 30, 2001.

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


                                      INDEX

                                                                        Page No.
PART  I.    Financial  Information

Item  1.    Financial  Statements
            Consolidated  Balance  Sheets  --                               3
            June  30,  2001  and  December  31,  2000

            Consolidated  Statements  of  Operations  --                    4
            Six-Months  Ended  June  30,  2001

            Consolidated  Statements  of  Cash  Flows  --                   5
            Six-Months  Ended  June  30,  2001

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

-------------------------------------------------------------------------------------------------------
AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Balance  Sheet
June  30,  2001
(Expressed in U.S. Dollars)                                                   June 30      December 31
(Unaudited)                                                                     2001          2000
-------------------------------------------------------------------------------------------------------

ASSETS
Current
     Cash                                                                   $     2,437   $      1,685
       Receivables                                                                1,298            300
       Loan receivable                                                          206,978        226,778
-------------------------------------------------------------------------------------------------------
Total current assets                                                            210,713        228,763

Fixed assets                                                                     23,327         25,991
Mineral property costs                                                                -              -
                                                                           ----------------------------
                                                                            $   234,040   $    254,754
-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Liabilities

Current
     Accounts payable and accrued liabilities                               $    26,553   $    306,238
     Loans payable                                                              323,938        326,267
-------------------------------------------------------------------------------------------------------
Total Liabilities                                                               350,491        632,505
-------------------------------------------------------------------------------------------------------

Stockholders' Deficiency,
     Share Capital
          Authorized
               50,000,000 common shares, with par value $0.001each
          Issued
               13,623,956 (2000 - 12,873,943) common shares                      13,624         12,874
          Additional paid-in capital                                          3,858,953      3,271,163
               Advances for stock subscriptions                                       -              -
          Accumulated (deficit)                                              (3,989,028)    (3,661,788)
-------------------------------------------------------------------------------------------------------
Stockholders' (deficiency)                                                     (116,451)      (377,751)
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficiency)                            $   234,040   $    254,754
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

----------------------------------------------------------------------------------------------------------
AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)
                                                     October 10
Consolidated Statement of Operations                   1995
(Expressed in U.S. Dollars)                        (inception) to    Six months ended    Six months ended
(Unaudited)                                           June 30            June 30             June 30
                                                                   ------------------  ------------------
                                                       2001               2001                2000
                                                    (cumulative)
----------------------------------------------------------------------------------------------------------
General and administrative expenses
  Depreciation and amortization                   $        29,118   $           2,664   $           2,078
  Interest, bank charges and foreign exchange              39,405                 244                 651
  Administrative and general, net of recoveries           604,542               9,973              15,501
  Professional fees - accounting and legal                333,669               2,759              35,219
  Salaries and consulting fees                            846,753              45,623              50,441
                                                  --------------------------------------------------------
                                                        1,853,487              61,263             103,890

Exploration expenses                                    1,408,728               6,599              42,553
Write off of mineral property costs                       172,981                   -                   -
----------------------------------------------------------------------------------------------------------

                                                        3,435,196              67,862             146,443
Less: Other income (loss)
Interest income                                            22,330                 186                 164
Operating loss of Spun-off operations                    (576,162)           (259,564)                  -
----------------------------------------------------------------------------------------------------------

Net (loss) for the period                              (3,989,028)           (327,240)           (146,279)
----------------------------------------------------------------------------------------------------------

Loss per share                                                      $           (0.02)  $           (0.01)
----------------------------------------------------------------------------------------------------------

Weighted average number of
    common shares outstanding
    - basic and diluted                                                    13,436,453          11,841,341
----------------------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part  of these financial statements

---------------------------------------------------------------------------------------------------------
AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An exploration stage enterprise)                   October 10
                                                     1995
Consolidated Statement of Cash Flows              (inception) to    Six months ended    Six months ended
(Expressed in U.S. Dollars)                          June 30            June 30             June 30
(Unaudited)                                                        --------------------------------------
                                                       2001               2001                2000
                                                   (cumulative)
---------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net (loss) for the period                      $    (3,989,028)  $        (327,240)  $        (146,279)
  Adjustments to reconcile net loss to net
     cash used in operating activities
      -depreciation and amortization                      29,118               2,664               2,078
      -compensation on stock options                     720,500                   -                   -
      -expenses satisfied with common stock              404,702             112,502              42,809
      -write off of mineral properties                   172,981                   -                   -
      -adjustment for spin-off of subsidiaries           792,536             476,038                   -
---------------------------------------------------------------------------------------------------------
                                                      (1,869,191)            263,964            (101,392)
Changes in assets and liabilities
      -decrease (increase) in receivables               (208,276)             18,802             (14,463)
      -increase (decrease) in accounts payable           350,491            (282,014)            154,545
---------------------------------------------------------------------------------------------------------
                                                      (1,726,976)                752              38,690
---------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
   Purchase of fixed assets                              (55,383)                  -             (30,582)
   Proceeds on disposal of fixed assets                   14,449                   -                   -
   Mineral property costs                               (172,981)                  -             (11,500)
   Incorporation costs                                   (11,511)                  -                   -
---------------------------------------------------------------------------------------------------------

                                                        (225,426)                  -             (42,082)
---------------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
   Proceeds from issuance of common
    Stock and stock subscription receipts              1,954,839                   -               4,050
---------------------------------------------------------------------------------------------------------

                                                       1,954,839                   -               4,050
---------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                 2,437                 752                 658
Cash and cash equivalents, beginning of period                 -               1,685               2,109
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $         2,437   $           2,437   $           2,767
---------------------------------------------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiaries Aurora Gold S.A., Aurora Metals (BVI) Limited and Deltango Gold Limited. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

                Computer  equipment              2  years
                Telecommunication  equipment     5  years
                Office  equipment                5  years


     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2001 and December 31, 2000, the Company did not have proven reserves.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended June 30, 2001 and December 31, 2000.

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

4    Fixed  Assets
     -------------------------------------------------------------------
                                                   June        December
                                                30, 2001       31, 2000
     -------------------------------------------------------------------

     Computer equipment                         $  15,125   $    15,125
     Telecommunication equipment                    1,875         1,875
     Office equipment                              13,583        13,583
     -------------------------------------------------------------------
                                                   30,583        30,583
     Accumulated depreciation and amortization     (7,256)       (4,592)
     -------------------------------------------------------------------
                                                $  23,327   $    25,991
     -------------------------------------------------------------------

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
--------------------------------------------------------------------------------------------------
Property exploration
Expenditures:
Canada - Cape Breton           96,186           -           -          -          -         96,186
Canada - Kumealon               3,196         880           -          -          -          4,076
Canada - Yukon   owned        443,118           -           -          -   (443,118)             -
by Deltango Gold Ltd.,
Spin-off
Guatemala                     255,034       4,719           -          -          -        259,753
Tunisia, owned by
Aurora Metals (BVI)                 -           -           -          -          -              -
Limited, Spin-off
United States -
Totem Talc                     51,201           -           -          -          -         51,201
Project assessment
and exploration
expenditures                  553,394       1,000           -          -          -        554,394
--------------------------------------------------------------------------------------------------
Total                    $  1,402,129  $    6,599  $        -  $       -  $(443,118)  $    965,610
==================================================================================================

A  summary  of  property  acquisition  costs  is  as  follows:

-------------------------------------------------------------------------------------------------
                       Accumulated                                                   Accumulated
                         Balance                                                       Balance
                       December 31                              Cost                 December 31
                           1999      Additions    Write Off   Recovery    Spin off       2000
-------------------------------------------------------------------------------------------------
Property acquisition
expenditures:
Canada - Kumealon      $     23,630  $        -  $  (23,630)  $       -  $       -   $          -
Guatemala                   103,941           -    (103,941)          -          -              -
Tunisia, owned by
Aurora Metals (BVI)
Limited, Spin-off            15,000           -           -           -    (15,000)             -
United States -
Totem Talc                    6,000           -      (6,000)          -          -              -
-------------------------------------------------------------------------------------------------
Total                  $    148,571  $        -  $ (133,571)  $       -  $ (15,000)  $          -
-------------------------------------------------------------------------------------------------

A  summary  of  cumulative  exploration  expenditures  is  as  follows:

Property exploration
Expenditures:
Canada -
Cape Breton                96,186         -    -         -           -       96,186
Canada - Kumealon           2,286       910    -         -           -        3,196
Canada - Yukon            407,319   113,400    -   (77,601)          -      443,118
Guatemala                 248,241     6,793    -         -           -      255,034
Tunisia, owned by
Aurora Metals (BVI)
Limited, Spin-off          93,362   156,356    -         -    (249,718)           -
United States -
Totem Talc                 51,201         -    -         -           -       51,201
Project assessment
and exploration
expenditures              487,842    65,552    -         -           -      553,394
-----------------------------------------------------------------------------------
Total                  $1,386,437  $343,011  $ -  $(77,601)  $(249,718)  $1,402,129
===================================================================================


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

     The Consolidated Financial Statements for the six-month period ended June 30, 2001 have been prepared to reflect the spin-off of Deltango at book value. Accordingly, expenses and cash flows of the spun off Deltango have been segregated in the Consolidated Statements of Operations and Cash Flows for the six-month period ended June 30, 2001. The historical carrying amount of the net deficiency transferred to Deltango on the spin-off date has been recorded as additional paid-in capital of $476,038. The $259,564 of loan owed to the Company by Deltango was written down to $0.

     The  effect of the transfer is reflected in the Consolidated Balance Sheet.

     Following is the summarized financial information for the Spun-off operations:

------------------------------------------------------------------------------
                                             Cumulative from    From January 1
                                           February 12, 1999              2001
                                     (inception of Deltango)        to April 2
                                            to April 2, 2001              2001
------------------------------------------------------------------------------

General and administrative expenses  $                 32,920  $             -
Exploration expenses                                  443,118                -
------------------------------------------------------------------------------

 Operating Loss                      $                476,038  $             -
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                                                 April 2, 2001
------------------------------------------------------------------------------
Total assets                                                   $          858

Total liabilities                                                    (476,896)
------------------------------------------------------------------------------

Net deficiency of Deltango Gold Limited                        $     (476,038)
------------------------------------------------------------------------------

8.   Outstanding  Options

     At June 30, 2001 and December 31, 2000 the Company had No options outstanding.

9.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) Included in accounts payable is $3,413 (2000 - $70,900) due to directors, a former director and a company controlled by a director in respect of salaries, consulting fees and reimbursement for expenses.

     b) During the six-month period ended June 30, 2001, salaries and consulting fees of $45,623 (2000 - $90,900) were paid or are payable to directors, a former director and a company controlled by a director.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

10.  Non-Cash  Investing  and  Financing  Activities

     In February 2001, the Company settled $112,502 of debts with the issuance of 750,013 shares of common stock at $0.15 per share. Indebtedness of directors totaling $27,502 was settled with the issuance of 183,347 shares of common stock. The carrying value of the indebtedness approximated the fair value of the common shares issued.

11.  Reclassifications

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

(B)  Significant developments during the six-month period ended June 30, 2001

     On January 29, 2001 Aurora Metals (BVI) Limited signed a Subscription Agreement with Billiton E&D 3 B.V. and an Option Agreement with Billiton UK Resources B.V., both subsidiaries of Billiton plc ("Billiton"), for funding of exploration for zinc on the Hammala and Kebbouch District Exploration Permits in Northern Tunisia, North Africa. Closing occurred on February 8, 2001. Under the terms of the agreements: (i) Billiton, through its subsidiary, Billiton E&D 3 B.V., made a private placement in Aurora Metals
     (BVI) Limited of $600,000 by purchasing 857,143 newly issued Units at a price of $0.70 with each Unit comprising of a common share and a purchase warrant, exercisable for a period of one year at $0.85, which if exercised would result in further proceeds of $728,571; (ii) Aurora Metals (BVI) Limited undertook to spend $475,000 of the private placement on exploration on Hammala Exploration Permit and the ten other Exploration Permits in the Kebbouch District owned by Aurora Metals (BVI) Limited; (iii) after the proceeds of the initial private placement are expended, Billiton, through its subsidiary, can elect to exercise a First Option whereby it can earn a 51% interest in the Property by spending $1.0 million over the ensuing two years; (iv) following the exercise of the First Option and satisfaction of the earn-in, Aurora Metals (BVI) Limited and Billiton UK Resources B.V. will form a Joint Venture and will pro rata fund further expenditures on exploration of the Property; (v) prior to the expenditure under the Joint Venture Phase reaching $2.0 million, Billiton, through its subsidiary, can elect to exercise a Second Option to earn a further 19%, i.e. to reach a total of 70%, by providing financing for all further work including, but not limited to, Pre-feasibility and Feasibility studies, engineering, mine development and construction through to commercial production. Aurora Metal
     (BVI) Limited's pro rata share of these costs will be repaid from Aurora Metal (BVI) Limited's share of cash flow; and (vi) Aurora Metals (BVI) Limited will be the Operator from the outset and will also undertake regional geological investigations in the country.

     On March 9, 2001 the Company completed the spin-off of its wholly owned subsidiary Aurora Metals (BVI) Limited when it distributed 12,873,943 shares of Aurora Metals (BVI) Limited to the Company's shareholders of record on June 15, 2000 as a stock dividend. Upon completion of the spin-off the Company returned 126,057 (13,000,000 - 12,873,943) shares of Aurora Metals (BVI) Limited common stock back to Aurora Metals (BVI) Limited's treasury for cancellation. The 13,000,000 shares of common stock of Aurora Metals (BVI) Limited represented the entire outstanding and issued common stock of Aurora Metals (BVI) Limited. As a result of the distribution of Aurora Metals (BVI) Limited shares to the shareholders of the Company, Aurora Metals (BVI) Limited is no longer a subsidiary of the Company. On March 9, 2001 Aurora Metals (BVI) Limited had 13,731,086 common shares outstanding and 857,143 share purchase warrants outstanding as a result of the issuance of 857,143 common shares to Billiton E&D 3 B.V., in a private placement that closed on February 8, 2001.

     The Company's Consolidated Financial Statements for the year ended December 31, 2000 reflected the spin-off of Aurora Metals (BVI) Limited at book value. Accordingly, expenses and cash flows of the spun-off Aurora Metals
     (BVI) Limited were segregated in the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2000. The historical carrying amount of the net deficiency transferred to Aurora Metals (BVI) Limited on the spin-off date (net of initial investment of $100) were recorded as additional paid-in capital of $316,498 at December 31, 2000. Included in the net deficiency transferred at June 15, 2000 was a $226,778 of loan owed to the Company by Aurora Metals (BVI) Limited.

     Subsequent to the quarter end, on April 2, the Company completed the spin-off of its wholly owned subsidiary Deltango Gold Limited. Deltango Gold Limited was spun-off to the management of Deltango Gold Limited for $0 consideration. Deltango Gold Limited's management will assume all current ($217,332) and future debt and liabilities of Deltango Gold Limited. The $259,564 of loan owed to the Company by Deltango Gold Limited was written down to $0.

     On May 7, 2001 The Board of Directors of Aurora Gold Corporation announced that Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. Mr. Cameron Richardson was appointed to the Board of Directors of the Corporation and President of the Company.

     In July 2001 Aurora Metals (BVI) Limited settled $206,978 of indebtedness to the Company with the issue of 295,683 shares of common stock of Aurora Metals (BVI) Limited at a deemed value of $0.70 per share.

(C)  EXPLORATION  AND  DEVELOPMENT

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company owns or controls unpatented mining claims, and mineral exploration concessions, in British Columbia Canada; and Guatemala. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii)
     Grass-roots  exploration  opportunities.

     The Company is currently concentrating its exploration activities in Canada and Guatemala. The Company is also examining other exploration properties in Mexico, North Africa and the United States of America.

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $880 during the six months ended June 30, 2001 (fiscal 2000 - $910).

     Exploration expenses in Guatemala during the six-months ended June 30, 2001 totalled $4,719 (fiscal 2000 - $6,793). The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration is warranted; or (ii) whether certain mineral exploration concession licenses and mineral reconnaissance license should be surrendered.

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

(D)  Financial  Information

     Six-Months  Ended  June  30,  2001  versus  Six-Months  Ended June 30, 2000

     Net  Loss:

     For the six-months ended June 30, 2001 the Company recorded a loss of $327,240 or $0.02 per share, compared to a loss of $146,279 or $0.01 per share in 2000.

     Revenues:

     The Company had no operating revenues for the six-month period ended June 30, 2001 (2000 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the six-months ended June 30, 2001 the Company recorded general and administrative expenses of $9,973 compared to $15,501 in 2000.

     Professional fees - accounting and legal - For the six-months ended June 30, 2001 the Company recorded legal fees of $1,266 compared to $25,192 in 2000. $23,300 of the $25,192 June 30, 2000 legal fees relate to Tunisia and the establishment of Aurora Metals (BVI) Ltd. For the six-months ended June 30, 2001 the Company recorded accounting fees of $1,493 compared to $10,027 in 2000.

     Exploration expenditures - For the six-months ended June 30, 2001 the Company recorded exploration expenses of $6,599, compared to $42,553 in 2000. The following is a breakdown of the exploration expenses by property:
     - Canada, Kumealon property $880 (fiscal 2000 - $910), Guatemala $4,719 (fiscal 2000 - $6,793), and Project assessment and exploration expenditures of $1,000 (fiscal 2000 - $80,686).

(E)  Financial  Condition  and  liquidity

     At June 30, 2001, the Company had cash of $2,437 (2000 - $2,767) and working capital deficiency of $139,778 (2000 working capital deficiency - $351,398) respectively. Total liabilities as of June 30, 2001 were $350,491 (2000 - $368,628) a decrease of $18,137.

     Net  cash  used  in operating activities in the six-month period ended June
     30, 2001 was $752 compared to $38,690 in the six-month period ended June 30, 2000. Net cash used in investing activities in the six-month period ended June 30, 2001 consisted of additions to mineral properties $0 (2000 - $11,500) and additions to fixed assets $0 (2000 - $30,582).

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

ITEM  2.  Changes  in  Securities

          During the six-months ended June 30, 2001, the Company settled $112,502 of debts with the issuance of 750,013 shares of common stock at $0.15 per share.

ITEM  3.  Defaults  Upon  Senior  Securities

          Not  Applicable

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

          The Company held its Annual General Meeting on May 4, 2001. At the meeting three shareholders holding 577,308 shares were present in person and 108 shareholders holding 5,066,355 were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:
          1. The election of Messrs. Antonino G. Cacace, John A.A. James and David Jenkins, as directors of the Company, and
          2. The appointment of Moore Stephens Ellis Foster Ltd., as independent accountants for the Company.

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

--------------------
*  Previously  Filed

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:   August  7,  2001                   BY:   /s/  Cameron  Richardson
        ----------------                         ------------------------
                                                 Cameron  Richardson
                                                 Director  and  President

Date:   August  7,  2001                   BY:   /s/  John  A.A.  James
        ----------------                         ----------------------
                                                 John  A.A.  James
                                                 Director  and  Vice-President