Form 10QSB
period 2001-09-30
AURORA GOLD CORP
filed 2001-11-14
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001
                                       ------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        For the transition period from _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _

        Commission file number 0-24393
                               -------

AURORA GOLD CORPORATION
-----------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                       13-3945947
--------                                       ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


P.O. Box 3711 STN Terminal, 349 West Georgia Street,
---------------------------------------------------
Vancouver B.C. Canada V6B 3Z1
-----------------------------
(Address of principal executive offices)

(604) 687-4432
--------------
(Issuer's Telephone Number)

1066 West Hastings Street, Suite 2000, Vancouver, B.C., Canada V6E 3X2
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,642,616 shares of Common Stock
                                               ----------
were  outstanding  as  of  September  30,  2001.
                           --------------------

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


                                      INDEX

                                                                        Page No.
PART I.   Financial Information

Item 1.   Financial Statements
          Consolidated Balance Sheets --                                       3
          September 30, 2001 and December 31, 2000

          Consolidated Statements of Operations --                             4
          Nine-Months Ended September 30, 2001

          Consolidated Statements of Cash Flows --                             5
          Nine-Months Ended September 30, 2001

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       11

PART II.  Other Information

Item 1.   Legal Proceedings                                                   14

Item 2.   Changes in Securities                                               14

Item 3.   Defaults Upon Senior Securities                                     14

Item 4.   Submission of Matters to A Vote of Security Holders                 14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    15

-----------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheet
30, 2001
(Expressed in U.S. Dollars)                                  September 30    December 31
(Unaudited)                                                          2001           2000
-----------------------------------------------------------------------------------------

ASSETS
Current
  Cash                                                      $         551   $      1,685
    Receivables                                                     1,316            300
    Loan receivable                                                     -        226,778
    Investments                                                   133,057              -
-----------------------------------------------------------------------------------------
Total current assets                                              134,924        228,763

Fixed assets                                                       21,996         25,991
Mineral property costs                                                  -              -
                                                            --------------  -------------
                                                            $     156,920   $    254,754
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Liabilities

Current
  Accounts payable and accrued liabilities                  $      26,226   $    306,238
  Loans payable                                                   323,938        326,267
-----------------------------------------------------------------------------------------
Total Liabilities                                                 350,164        632,505
-----------------------------------------------------------------------------------------

Stockholders' Deficiency,
  Share Capital
    Authorized
      50,000,000 common shares, with par value $0.001each
    Issued
      13,642,616 (2000 - 12,873,943) common shares                 13,643         12,874
    Additional paid-in capital                                  3,861,733      3,271,163
         Advances for stock subscriptions                               -              -
    Accumulated (deficit)                                      (3,994,699)    (3,661,788)
    Accumulated other comprehensive (loss),
      unrealized (loss) on securities available for sale          (73,921)             -
-----------------------------------------------------------------------------------------
Stockholders' (deficiency)                                       (193,244)      (377,751)
-----------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficiency)            $     156,920   $    254,754
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

                                                     October 10
Consolidated Statement of Operations                    1995         Nine months     Nine months
(Expressed in U.S. Dollars)                        (inception) to       ended           ended
(Unaudited)                                         September 30     September 30    September 30
                                                        2001        --------------  --------------
                                                    (cumulative)         2001            2000
--------------------------------------------------------------------------------------------------
General and administrative expenses
  Depreciation and amortization                   $        30,449   $       3,995   $       3,333
  Interest, bank charges and foreign exchange              39,824             663             806
  Administrative and general, net of recoveries           602,881           8,312         127,558
  Professional fees - accounting and legal                333,582           2,672          51,023
  Salaries and consulting fees                            852,458          51,328         143,489
                                                  ------------------------------------------------

                                                        1,859,194          66,970         326,209

Exploration expenses                                    1,408,698           6,569          57,509
Write off of mineral property costs                       172,981               -               -
--------------------------------------------------------------------------------------------------
                                                        3,440,873          73,539         383,718
Less: Other income (loss)
Interest income                                            22,336             192             318
Operating loss of Spun-off operations                    (576,162)       (259,564)              -
--------------------------------------------------------------------------------------------------
Net (loss) for the period                              (3,994,699)       (332,911)       (383,400)
--------------------------------------------------------------------------------------------------
Loss per share                                                      $       (0.02)  $       (0.03)
--------------------------------------------------------------------------------------------------
Weighted average number of
    common shares outstanding
    - basic and diluted                                                13,353,731      11,956,962
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

                                                     October 10
                                                       1995         Nine months     Nine months
Consolidated Statement of Cash Flows              (inception) to       ended           Ended
(Expressed in U.S. Dollars)                        September 30     September 30    September 30
(Unaudited)                                            2001        --------------  --------------
                                                   (cumulative)         2001            2000
-------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net (loss) for the period                      $    (3,994,699)  $    (332,911)  $    (383,400)
  Adjustments to reconcile net loss to net
     cash used in operating activities
      -depreciation and amortization                      30,449           3,995           3,333
      -compensation on stock options                     720,500               -               -
      -expenses satisfied with common stock              407,501         115,301          42,809
      -write off of mineral properties                   172,981               -               -
      -adjustment for spin-off of subsidiaries           792,536         476,038               -
-------------------------------------------------------------------------------------------------
                                                      (1,870,732)        262,423        (337,258)

Changes in assets and liabilities
      -decrease (increase) in receivables                 (1,316)        225,762            (300)
      -increase (decrease) in accounts payable           350,164        (282,341)        378,018
-------------------------------------------------------------------------------------------------

                                                      (1,521,884)        205,844          40,460
-------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
   Purchase of fixed assets                              (55,383)              -         (30,582)
   Proceeds on disposal of fixed assets                   14,449               -               -
   Available-for-sale securities                        (206,978)       (206,978)              -
   Mineral property costs                               (172,981)              -         (11,500)
   Incorporation costs                                   (11,511)              -               -
-------------------------------------------------------------------------------------------------

                                                        (432,404)       (206,978)        (42,082)
-------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
   Proceeds from issuance of common
    Stock and stock subscription receipts              1,954,839               -           4,050
-------------------------------------------------------------------------------------------------

                                                       1,954,839               -           4,050
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                   551          (1,134)          2,428
Cash and cash equivalents, beginning of period                 -           1,685           2,109
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $           551   $         551   $       4,537
-------------------------------------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiaries Aurora Gold S.A., Aurora Metals (BVI) Limited and Deltango Gold Limited. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

                 Computer equipment              2 years
                 Telecommunication equipment     5 years
                 Office equipment                5 years

     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2001 and December 31, 2000, the Company did not have proven reserves.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended September 30, 2001 and December 31, 2000.

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

4    Fixed  Assets

         ------------------------------------------------------------------
                                                     September    December
                                                     30, 2001     31, 2000
         ------------------------------------------------------------------

         Computer equipment                         $   15,125   $  15,125
         Telecommunication equipment                     1,875       1,875
         Office equipment                               13,583      13,583
         ------------------------------------------------------------------
                                                        30,583      30,583
         Accumulated depreciation and amortization      (8,587)     (4,592)
         ------------------------------------------------------------------
                                                    $   21,996   $  25,991
         ==================================================================

5.   Mineral  Properties  and  Exploration  Expenses
     A  summary  of  cumulative  exploration  expenditures  is  as  follows:

-------------------------------------------------------------------------------------------------------
                            Accumulated                                                    Accumulated
                                Balance                                                        Balance
                            December 31                                 Cost                 September
                                   2000   Additions    Write Off    Recovery    Spin off      30, 2001
-------------------------------------------------------------------------------------------------------

Property exploration
Expenditures:
Canada - Cape Breton              96,186           -           -           -           -         96,186
Canada - Kumealon                  3,196         880           -           -           -          4,076
Canada - Yukon   owned           443,118           -           -           -    (443,118)             -
by Deltango Gold Ltd.,
Spin-off
Guatemala                        255,034       4,689           -           -           -        259,723
Tunisia, owned by
Aurora Metals (BVI)
Limited, Spin-off                      -           -           -           -           -              -
United States -
Totem Talc                        51,201           -           -           -           -         51,201


Project assessment
and exploration
expenditures                     553,394       1,000           -           -           -        554,394
-------------------------------------------------------------------------------------------------------
Total                       $  1,402,129  $    6,569  $        -   $       -   $(443,118)  $    965,580

=======================================================================================================

     A  summary  of  property  acquisition  costs  is  as  follows:

-------------------------------------------------------------------------------------------------------
                            Accumulated                                                    Accumulated
                                Balance                                                        Balance
                            December 31                                 Cost                 September
                                   1999   Additions    Write Off    Recovery    Spin off      30, 2001
-------------------------------------------------------------------------------------------------------

Property acquisition
expenditures:
Canada - Kumealon           $     23,630  $        -  $  (23,630)  $       -   $       -   $          -
Guatemala                        103,941           -    (103,941)          -           -              -
Tunisia, owned by
Aurora Metals (BVI)
Limited, Spin-off                 15,000           -           -           -     (15,000)             -
United States -
Totem Talc                         6,000           -      (6,000)          -           -              -
-------------------------------------------------------------------------------------------------------
Total                       $    148,571  $        -  $ (133,571)  $       -   $ (15,000)  $          -
=======================================================================================================

     A summary of cumulative  exploration expenditures  is as follows:

Property exploration
Expenditures:
Canada -
Cape Breton                       96,186           -           -           -           -         96,186
Canada - Kumealon                  2,286         910           -           -           -          3,196
Canada - Yukon                   407,319     113,400           -     (77,601)          -        443,118
Guatemala                        248,241       6,793           -           -           -        255,034
Tunisia, owned by
Aurora Metals (BVI)
Limited, Spin-off                 93,362     156,356           -           -    (249,718)             -
United States -
Totem Talc                        51,201           -           -           -           -         51,201
Project assessment
and exploration
expenditures                     487,842      65,552           -           -           -        553,394
-------------------------------------------------------------------------------------------------------
Total                       $  1,386,437  $  343,011  $        -   $ (77,601)  $(249,718)  $  1,402,129
=======================================================================================================

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

     The Consolidated Financial Statements for the nine-month period ended September 30, 2001 have been prepared to reflect the spin-off of Deltango at book value. Accordingly, expenses and cash flows of the spun off Deltango have been segregated in the Consolidated Statements of Operations and Cash Flows for the nine-month period ended September 30, 2001. The historical carrying amount of the net deficiency transferred to Deltango on the spin-off date has been recorded as additional paid-in capital of $476,038. The $259,564 of loan owed to the Company by Deltango was written down to $0.

     The effect of the transfer is reflected in the Consolidated Balance Sheet. Following is the summarized financial information for the Spun-off operations:

----------------------------------------------------------------------------------
                                                 Cumulative from   From January 1
                                               February 12, 1999             2001
                                         (inception of Deltango)       to April 2
                                                to April 2, 2001             2001
----------------------------------------------------------------------------------

General and administrative expenses      $                32,920   $             -
Exploration expenses                                     443,118                 -
----------------------------------------------------------------------------------

 Operating Loss                          $               476,038   $             -
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
                                                                     April 2, 2001
----------------------------------------------------------------------------------

Total assets                                                       $          858

Total liabilities                                                        (476,896)
----------------------------------------------------------------------------------

Net deficiency of Deltango Gold Limited                            $     (476,038)
----------------------------------------------------------------------------------

8.   Outstanding  Options

     At September 30, 2001 and December 31, 2000 the Company had No options outstanding.

9.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) Included in accounts payable is $590 (2000 - $213,647) due to directors, a former director and a company controlled by a director in respect of salaries, consulting fees and reimbursement for expenses.

     b) During the nine-month period ended September 30, 2001, salaries and consulting fees of $51,328 (2000 - $207,200) were paid or are payable to directors, a former director and a company controlled by a director.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

10.  Non-Cash  Investing  and  Financing  Activities

     In April 2001, the Company settled $115,301 of debts with the issuance of 768,673 shares of common stock at $0.15 per share. Indebtedness of directors totaling $30,301 was settled with the issuance of 202,007 shares of common stock. The carrying value of the indebtedness approximated the fair value of the common shares issued.

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

(B)  Significant  developments  during the nine-month period ended September 30,
     2001

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

     The Company's Consolidated Financial Statements for the year ended December 31, 2000 reflected the spin-off of Aurora Metals (BVI) Limited at book value. Accordingly, expenses and cash flows of the spun-off Aurora Metals
     (BVI) Limited were segregated in the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2000. The historical carrying amount of the net deficiency transferred to Aurora Metals (BVI) Limited on the spin-off date (net of initial investment of $100) were recorded as additional paid-in capital of $316,498 at December 31, 2000.
     Included in the net deficiency transferred at September 15, 2000 was a $226,778 of loan owed to the Company by Aurora Metals (BVI) Limited.

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

     On May 4, 2001 Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. On May 4, 2001 Mr. Cameron Richardson was appointed to the Board of Directors of the Corporation and President of the Company.

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

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $880 during the nine-months ended September 30, 2001 (fiscal 2000
     -  $910).

     Exploration expenses in Guatemala during the nine-months ended September 30, 2001 totalled $4,689 (fiscal 2000 - $6,793). The Company's exploration work program in 2001 will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration is warranted; or (ii) whether certain mineral exploration concession licenses and mineral reconnaissance license should be surrendered.

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

(D)  Financial  Information

     Nine-Months Ended September 30, 2001 versus Nine-Months Ended September 30, 2000

     Net  Loss:

     For the nine-months ended September 30, 2001 the Company recorded a loss of $332,911 or $0.02 per share, compared to a loss of $383,400 or $0.03 per share in 2000.

     Revenues:

     The Company had no operating revenues for the nine-month period ended September 30, 2001 (2000 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the nine-months ended September 30, 2001 the Company recorded general and administrative expenses of $8,312 compared to $127,558 in 2000. $113,000 of the September 30, 2000 expenses relate to project research, development and travel.

     Professional fees - accounting and legal - For the nine-months ended September 30, 2001 the Company recorded legal fees of $1,266 compared to $39,867 in 2000. $23,400 of the $39,867 September 30, 2000 legal fees relate to Tunisia and the establishment of Aurora Metals (BVI) Ltd. For the nine-months ended September 30, 2001 the Company recorded accounting fees of $1,406 compared to $11,156 in 2000.

     Exploration expenditures - For the nine-months ended September 30, 2001 the Company recorded exploration expenses of $6,569, compared to $57,509 in 2000. The following is a breakdown of the exploration expenses by property:
     - Canada, Kumealon property $880 (fiscal 2000 - $910), Guatemala $4,689 (fiscal 2000 - $6,793), and Project assessment and exploration expenditures of $1,000 (fiscal 2000 - $75,187).

(E)  Financial  Condition  and  liquidity

     At September 30, 2001, the Company had cash of $551 (2000 - $4,537) and working capital deficiency of $215,240 (2000 working capital deficiency - $587,265) respectively. Total liabilities as of September 30, 2001 were $350,164 (2000 - $592,102) a decrease of $241,938.

     Net cash used in operating activities in the nine-month period ended September 30, 2001 was $205,844 compared to $40,460 in the nine-month period ended September 30, 2000. Net cash used in investing activities in the nine-month period ended September 30, 2001 consisted of additions to mineral properties $0 (2000 - $11,500) and additions to fixed assets $0 (2000 - $30,582).

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

ITEM  2.  Changes  in  Securities

          During the nine-months ended September 30, 2001, the Company settled $115,301 of debts with the issuance of 768,673 shares of common stock at $0.15 per share.

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
                10.8.5    El  Mohguer  (Garn  Halfaya)        January  20,  2000
                10.8.6    Jebel Oum  Edeboua  (Garn  Halfaya) January  20,  2000
10.9      Joint  Venture  Agreement  between  the  Company  and  Patagonia  Gold
          Corporation  *
10.10     Letter of Intent between the Company and Billiton UK Resources B.V. *
10.11 January 29, 2001 Subscription Agreement between Aurora Metals (BVI) Limited and Billiton E&D 3 B.V.*
10.12 January 29, 2001 Option Agreement between Aurora Metals (BVI) Limited and Billiton UK Resources B.V.*
--------

*  Previously  Filed


(b)  Reports  on  Form  8-K

     1.   Change  in  registrant's  certifying  accounts  (filed May 16, 2000) *
     2.   Disposition  of  assets  (filed  September  2,  2000)  *

* Previously Filed



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:     November 12, 2001                    BY:  /s/ Cameron Richardson
          -----------------                         ----------------------
                                                    Cameron Richardson
                                                    Director and President

Date:     November 12, 2001                    BY:  /s/ John A.A. James
          -----------------                         -------------------
                                                    John A.A. James
                                                    Director and Vice-President