Form 10KSB
period 2001-12-31
AURORA GOLD CORP
filed 2002-03-28
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Fiscal  year  ended  December  31,  2001

Commission  file  number  0-24393

AURORA  GOLD  CORPORATION
(Exact  name  of  small  business  issuer  as  specified  in  its  charter)

Delaware                                           13-3945947
(State  or  other  jurisdiction                    (IRS  Employer
of  incorporation  or  organization)               Identification  No.)

PO Box 3711 STN Terminal, 349 West Georgia Street, Vancouver, BC Canada V6B 3Z1 (Address of principal executive offices)

Registrant's  telephone  number,  including  area  code     604-687-4432

Securities  registered  under  Section  12(b)  of the Securities Exchange Act of
1934:     None

Securities registered pursuant to Section 12 (g) of the Securities Exchange Act of 1934:

Title  of  each  class                      Name of each exchange on
-----------------------                     which  registered
                                            ------------------------
Common stock, par value $0.001 per share    NASD OTC Bulletin Board
----------------------------------------    ------------------------

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

     Revenue  for  the  fiscal  year  ended  December  31,  2001  was  $Nil

     The aggregate market value of the Registrant's voting common Stock held by non-affiliates was $3,777,822 as of March 15, 2002. There were 12,873,943, shares of the registrant's Common Stock outstanding as of March 15, 2002.

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

     Currently,  the  Company's  activities  are  centered  in  Canada.

     None  of  the  Company's  properties  contain  any  known Mineral Reserves.

     The  Company's  common  stock  is  traded  on  the NASD OTC Bulletin Board.

     The  Company's  mailing  address  is  -  PO Box 3711 STN Terminal, 349 West
Georgia  Street,  Vancouver,  British  Columbia,  Canada,  V6B  3Z1.


(B)  SIGNIFICANT  DEVELOPMENTS  IN  FISCAL  2001  AND  SUBSEQUENT  EVENTS

     In fiscal 2001 the Company issued Nil (fiscal 2000 - 1,504,000) shares for an aggregate consideration of $0 (fiscal 2000 - $528,550) and cancelled Nil (2000 - 90,706) common shares with an aggregate consideration of $0 (fiscal 2000
-  $56,691)

     On  January  29,  2001  the Company's wholly owned subsidiary Aurora Metals
(BVI) Limited signed a Subscription Agreement with Billiton E&D 3 B.V. and an Option Agreement with Billiton UK Resources B.V., both subsidiaries of Billiton plc ("Billiton"), for funding of exploration for zinc on the Hammala and Kebbouch District Exploration Permits in Northern Tunisia, North Africa. Closing occurred on February 8, 2001. Under the terms of the agreements: (i) Billiton, through its subsidiary, Billiton E&D 3 B.V., made a private placement in Aurora Metals (BVI) Limited of $600,000 by purchasing 857,143 newly issued Units at a price of $0.70 with each Unit comprising of a common share and a purchase warrant, exercisable for a period of one year at $0.85, which if exercised would result in further proceeds of $728,571; (ii) Aurora Metals (BVI) Limited undertook to spend $475,000 of the private placement on exploration on Hammala Exploration Permit and the ten other Exploration Permits in the Kebbouch District owned by Aurora Metals (BVI) Limited; (iii) after the proceeds of the initial private placement are expended, Billiton, through its subsidiary, can elect to exercise a First Option whereby it can earn a 51% interest in the Property by spending $1.0 million over the ensuing two years; (iv) following the exercise of the First Option and satisfaction of the earn-in, Aurora Metals
(BVI) Limited and Billiton UK Resources B.V. will form a Joint Venture and will pro rata fund further expenditures on exploration of the Property; (v) prior to the expenditure under the Joint Venture Phase reaching $2.0 million, Billiton, through its subsidiary, can elect to exercise a Second Option to earn a further 19%, i.e. to reach a total of 70%, by providing financing for all further work including, but not limited to, Pre-feasibility and Feasibility studies, engineering, mine development and construction through to commercial production. Aurora Metal (BVI) Limited's pro rata share of these costs will be repaid from Aurora Metal (BVI) Limited's share of cash flow; and (vi) Aurora Metals (BVI) Limited will be the Operator from the outset and will also undertake regional geological investigations in the country.

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

     On April 2, 2001 the Company completed the spin-off of its wholly owned subsidiary Deltango Gold Limited ("Deltango"). Deltango was spun-off to the management of Deltango for $0 consideration. Deltango's management will assume all current ($217,332) and future debt and liabilities of Deltango. On April 2, 2001 Deltango had a stockholders' deficiency of $476,038; $259,564 of which was funded by the Company and the balance of $216,474 was funded by other creditors. Since the debt due to other creditors was assumed by Deltango, the Company recorded a gain on the recovery of exploration costs previously expensed.

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

(C)  EXPLORATION  AND  DEVELOPMENT

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company owns or controls unpatented mining claims in British Columbia Canada. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii)
Grass-roots  exploration  opportunities.

     The Company is currently concentrating its exploration activities in Canada. The Company is also examining data relating to the potential acquisition of other exploration properties in Guatemala, Mexico and the United States of America.

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $880 during the twelve-months ended December 31, 2001 (fiscal 2000 - $910).

     During fiscal 2001 the Company did not renew the five mineral exploration licences and one mineral reconnaissance licence for its Guatemala mineral exploration and reconnaissance concessions.

     In April 2001 the Company disposed of its wholly owned subsidiary Deltango Gold limited which held five gold exploration properties in the Yukon Territory of Canada. The Company was spun-off to the management of Deltango Gold Limited for $0 consideration.

     The Company's property is in the exploration stage only and is without a known body of Mineral Reserves. Development of the property will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the Company's operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

(D)  EMPLOYEES

     As of March 15, 2002 there was one full time employee and one part time employee.

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

(G)  COMPETITION

     Many companies are engaged in the exploration of mineral properties. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, silver, base metals and industrial metals. Many of these companies have substantially greater technical and financial resources than the company and thus the Company may be at a disadvantage with respect to some of its competitors.

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

     All phases of the Company's operations in Canada, Guatemala and the United States of America are subject to that country's environmental regulations. The regulations are comprehensive and cover water quality, discharge limits, hazardous wastes, agricultural land and vegetation.

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

     All  of  the  Company's  exploration  activities  are  presently in Canada.

BRITISH  COLUMBIA,  CANADA
--------------------------

     In February 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, B.C. Canada. This property is highlighted by consistence of purity and whiteness of the limestone zone outcropping along the southwest shore of Kumealon Lagoon. The zone is comprised mostly of white, recrystallized, fine to course grained limestone, striking 150 degrees and can be traced for at least 1200 meters. The zone is estimated to have an average stratigraphic thickness of 180 meters. Chip samples taken across the zone averaged 55.06% CaO, 2.11% insolubles and 43.51% ignition loss. The zone is estimated to contain 19 million tonnes of high-grade limestone over a strike length of 1200 meters, with an average width of 180 meters and an average height above water of 30 meters. The Company plans to conduct a bedrock-sampling program in fiscal 2002.


ITEM  3.  LEGAL  PROCEEDINGS

          The company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None


                                     PART II

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

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             --------------  ---------------  --------------  ---------------

2001 - High  $        0.312  $         0.230  $        0.230  $         0.190
-----------  --------------  ---------------  --------------  ---------------
2001 - Low   $        0.094  $         0.060  $        0.100  $         0.090
-----------  --------------  ---------------  --------------  ---------------
2000 - High  $        0.750  $         0.750  $        0.500  $         0.375
-----------  --------------  ---------------  --------------  ---------------
2000 - Low   $        0.250  $         0.141  $        0.250  $         0.094
-----------  --------------  ---------------  --------------  ---------------

(b)   As of March 15, 2002, there were 753 holders of record of the Common
      Stock.
(c) On March 9, 2001 the Company completed the spin-off of its wholly owned subsidiary Aurora Metals (BVI) Limited when it distributed 12,873,943 shares of Aurora Metals (BVI) Limited to the Company's shareholders of record on June 15, 2000 as a stock dividend. Upon completion of the spin-off the Company returned 126,057 (13,000,000 - 12,873,943) shares of Aurora Metals (BVI) Limited common stock back to Aurora Metals (BVI) Limited's treasury for cancellation. The 13,000,000 shares of common stock of Aurora Metals (BVI) Limited represented the entire outstanding and issued common stock of Aurora Metals (BVI) Limited. As a result of the distribution of Aurora Metals (BVI) Limited shares to the shareholders of the Company, Aurora Metals (BVI) Limited is no longer a subsidiary of the Company.

      There were no Common Stock cash dividends paid in 2001, 2000, 1999, 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

     The Registrant has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") Between January 1 and December 31, 2001.

     No  shares  were  issued  between  January  1  and  December  31,  2001.

     The Registrant believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.


ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(A)  GENERAL

     The Company is a mineral exploration company based in Vancouver, Canada engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp.".

     The Company conducts exploration activities from it headquarters in Vancouver, Canada. The Company owns or controls unpatented mining claims in British Columbia, Canada. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii)
Grass-roots  exploration  opportunities.

     The Company is currently concentrating its exploration activities in Canada. The Company is also examining data relating to the potential acquisition of other exploration properties in Guatemala, Mexico and the United States of America. All of the Company's properties are in the preliminary exploration stage without any presently known Mineral Reserves.

     The Company had no revenues during fiscal 2001 and 2000. Income in fiscal 2001 resulted from the disposition of a subsidiary. On April 2, 2001, the Company disposed of its wholly-owned subsidiary Deltango Gold Limited ("Deltango") to the management of Deltango for $Nil consideration. As of the date of disposition, Deltango had a stockholders' deficiency of $476,038;
$259,564 of which was funded by the Company and the balance of $216,474 was funded by other creditors. Since the debt due to other creditors was assumed by the purchaser, the Company recorded a gain on recovery of exploration costs previously expensed. The Company has no mineral properties in production. Funds raised in fiscal 2001 and 2000 were used for exploration of the Company's properties and general administration.

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

(B)  FINANCING

     In  fiscal  2001  the  Company  did  not  issue  any  common  shares.

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

(C)  FINANCIAL  INFORMATION

     (a) Twelve Months Ended December 31, 2001 (Fiscal 2001) versus Twelve Months Ended December 31, 2000 (Fiscal 2000)

          For the year ended December 31, 2001 the Company recorded a loss of $87,929 or $0.01 per share, compared to a loss of $677,705 ($0.06 per share) in 2000.

          General and administrative expenses - For the year ended December 31, 2001 the Company recorded general and administrative expenses of $87,503 (fiscal 2000 - $217,838). The fiscal 2001 amount of $87,503 includes travel and project research and development of $0 (fiscal 2001 - $120,359), professional fees - accounting $8,773 (fiscal 2000 - $14,964) and legal $1,266 (fiscal 2000 - $-3,272).

          Exploration expenditures - For the year ended December 31, 2001 the Company recorded exploration expenses of $620, compared to $109,054 in fiscal 2000. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $880 (2000 - $910); Canada - Yukon properties $0 (2000 - $35,799); Guatemala $0 (2000 - $6,793);
          and Project assessment and exploration expenditures of $-260 (2000 - $65,552).

          Amortization expenditures - For the year ended December 31, 2001 the Company recorded depreciation and amortization costs of $8,766, compared to $4,592 in fiscal 2000.

     (b) Twelve Months Ended December 31, 2000 (Fiscal 2000) versus Twelve Months Ended December 31, 1999 (Fiscal 1999)

          For the year ended December 31, 2000 the Company recorded a loss of $677,705, or $0.06 per share, compared to a loss of $855,391 ($0.08 per  share)  in  1999.

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

(D)  FINANCIAL  CONDITION  AND  LIQUIDITY

     At December 31, 2001, the Company had cash of $92 (2000 - $1,685) and working capital deficiency of $408,359 (2000 working capital deficiency - $403,742) respectively. Total liabilities as of December 31, 2001 were $474,094 as compared to $632,505 on December 31, 2000, a decrease of $158,411. During 2001 financing activities consisted of the following, net proceeds from the issuance and subscription of common stock of $0 (2000 - $4,050). In Fiscal 2001 investing activities consisted of additions to mineral properties $0 (2000 - $0) and additions to fixed assets $0 (2000 - $30,583). For the year ended December 31, 2001 the Company recorded a loss of $87,929, or $0.01 per share, compared to a loss of $677,705 ($0.06 per share) in 2000.

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

     The Company's exploration property has not commenced commercial production and the Company has no history of earnings or cash flow from its operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.

     There were no Common Stock cash dividends paid in 2001, 2000, 1999, 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

PLANS  FOR  YEAR  2002

General

     The Company intends to concentrate its exploration activities on the Kumealon limestone property in British Columbia Canada. The Company intends to examine data relating to the potential acquisition of other exploration properties in Guatemala, Mexico and the United States of America.

     The Company's exploration work program in 2002 on the British Columbia Kumealon limestone prospect will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

(E)  NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The SFAS 141 applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The Statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Asset Retirement Obligations. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of assets retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS 143 will not have an impact on the Company's financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements.


ITEM  7.  FINANCIAL  STATEMENTS

     See ITEM 13 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this ITEM 7.


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

          None


                                    PART III.

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2001 and March 15, 2002. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                                              Position
-------------------------------------------------------------------------------------
John A. A. James       Age 63, Vice President and Director since October 1996.
                       President and Director of Aurora Metals (BVI) Limited since
                       May 2000. President of JAMine Inc. (formerly James Askew
                       Associates, Inc.) since 1988. President and Director of Mirage
                       Resource Corporation from 1994 to 1997.
-------------------------------------------------------------------------------------
Antonino G. Cacace     Age 56, Director since October 1995. Director of Patagonia
                       Gold Corporation since June 1997. Engineer, Founder and
                       current Managing Director of Stelax Industries in the United
                       Kingdom. Between 1984 and 1995 he was managing
                       director/chief executive officer of several Companies involved in development and operation of steel/bar rolling mills.
-------------------------------------------------------------------------------------
A. Cameron Richardson  Age 49, President and Director since May 4, 2001, Secretary since April 1998.  1981 to 1997 held accounting positions with various Canadian resource companies.
-------------------------------------------------------------------------------------

There  are  no  family  relationships  between  any  of  the executive officers.


     COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, OF THE EXCHANGE ACT OF 1934

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who have more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2001 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM  10.  EXECUTIVE  COMPENSATION

(A)     General

     The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

-------------------------------------------------------------------------------------------------------
                                           Annual Compensation             Long-Term  Compensation
                                    -------------------------------------------------------------------
                                                                           Awards          Payments
                                                                    -----------------------------------
                                                                            Securities
                                                            Other              Under-             All
                                                            Annual  Restricted Lying             other
      Name And                                              Compen-   Stock   Options/  LTIP    Compen-
 Principal Position       Year        Salary      Bonuses   Sation   Award(s)  SARs   Payouts   sation
     (Note 1.)                          ($)         ($)       ($)      ($)      (=)     ($)       ($)
        (a)                (b)          (c)         (d)       (e)      (f)      (g)     (h)       (i)
-------------------------------------------------------------------------------------------------------
David Jenkins                 2001       30,000        -0-      -0-  None      None   None          -0-
Former President and          2000       60,000        -0-      -0-  None      None   None          -0-
Director (Note 2.)            1999       60,000        -0-      -0-  None      None   None          -0-
-------------------------------------------------------------------------------------------------------
John A. A. James              2001          -0-        -0-      -0-  None      None   None          -0-
Vice President and            2000      154,950        -0-      -0-  None      None   None          -0-
Director                      1999      111,890        -0-      -0-  None      None   None          -0-
-------------------------------------------------------------------------------------------------------
Scott Broughton               2001          -0-        -0-      -0-  None      None   None          -0-
Vice President                2000          -0-        -0-      -0-  None      None   None          -0-
(Note 3.)                     1999       26,972        -0-      -0-  None      None   None          -0-
-------------------------------------------------------------------------------------------------------
Cameron Richardson            2001        6,186        -0-      -0-  None      None   None          -0-
 President and                2000        6,744        -0-      -0-  None      None   None          -0-
 Director (Note 2.)           1999        7,059        -0-      -0-  None      None   None          -0-
=======================================================================================================

Note 1. None of the Company's officers or directors was party to an employment agreement with the Company. Directors and/or officers receive expense reimbursement for expenses reasonably incurred on behalf of the Company. During the fiscal year ending December 31, 2001 the entire board of directors acted as the Company's compensation committee.

Note 2. On May 4, 2001 Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. On May 4, 2001 Mr. Cameron Richardson was appointed to the Board of Directors of the Corporation and President of the Company.

Note 3. On April 2, 2001 Mr. Scott Broughton resigned from his position of Vice-President to pursue other interests.


(B)     Options/SAR  Grants  Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

-------------------------------------------------------------------------------------------------
           OPTION/SAR  GRANTS  IN  1997,  1998,  1999,  2000  and  2001  FISCAL  YEAR
(Individual  Grants)
=================================================================================================
                                                        Percent Of
                                         Number of    Total Options/
                                         Securities    SARs Granted
                                         Underlying    To Employees     Exercise Or   Expiration
                                        Option/SARs      In Fiscal      Base Price       Date
                 Name                   Granted (#)        Year           ($/Sh)        (M/D/Y)
                  (a)                       (b)             (c)             (d)           (e)
-------------------------------------------------------------------------------------------------
David Jenkins  (1) (2) (3) (4) (5) (7)  None                       0%  $           0
-------------------------------------------------------------------------------------------------

John James  (1) (2) (3) (4) (5)         None                       0%  $           0
-------------------------------------------------------------------------------------------------

Scott Broughton (1)(2)(6) (8)           None                       0%  $           0
-------------------------------------------------------------------------------------------------

Cameron Richardson (1) (2)(4)(7)        None                       0%  $           0
-------------------------------------------------------------------------------------------------

      (1)   No options were awarded in 2001.
      (2)   No options were awarded in 2000.
      (3) Options granted to David Jenkins (200,000) and John James (100,000) on June 26, 1998 at $0.01 per share, expiring June 26, 2003, were exercised during the year.
      (4) Options granted to David Jenkins (200,000), John James (50,000) and Cameron Richardson (25,000) on September 9, 1998 at $0.75 per share, expiring September 9, 2003 were cancelled in June 2000.
      (5) Options granted to David Jenkins (100,000), John James (50,000) on December 11, 1998 at $0.75 per share, expiring December 11, 2003 were cancelled in June 2000.
      (6) Options granted to Scott Broughton (150,000) on August 5, 1999 at $0.69 per share, expiring August 5, 2004 were cancelled in June 2000.
      (7) On May 4, 2001 Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. On May 4, 2001 Mr. Cameron Richardson was appointed to the Board of Directors of the Corporation and President of the Company.
      (8) On April 2, 2001 Mr. Scott Broughton resigned from his position of Vice-President to pursue other interests.


(C)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

----------------------------------------------------------------------------------------
          AGGREGATED  OPTION/SAR  EXERCISE  IN  LAST  FISCAL  YEAR  AND  FY-END
OPTION/SAR  VALUES
========================================================================================
                                                       Number of
                                                       Securities        Value Of
                                                       Underlying       Unexercised
                                                       Unexercised      In-The-Money
                           Shares                     Options/SARs      Options/SARs
                          Acquired        Value       At FY-End ($)   At FY-End ($0.170)
                        On Exercise     Realized      Exercisable/      Exercisable/
Name                        (#)            ($)       Unexercisable      Unexercisable
(a)                         (b)            (c)            (d)                (e)
----------------------------------------------------------------------------------------
David Jenkins (1)       None          None           None            $                 0
----------------------------------------------------------------------------------------
John James              None          None           None            $                 0
----------------------------------------------------------------------------------------
Scott Broughton (2)     None          None           None            $                 0
----------------------------------------------------------------------------------------
Cameron Richardson (1)  None          None           None            $                 0
----------------------------------------------------------------------------------------

     Note 1. On May 4, 2001 Mr. David Jenkins resigned from the Board of Directors and as President of the Company to pursue other interests. On May 4, 2001 Mr. Cameron Richardson was appointed to the Board of Directors of the Corporation and President of the Company.

     Note 2. On April 2, 2001 Mr. Scott Broughton resigned from his position of Vice-President to pursue other interests.

(D)  Long-Term  Incentive  Plans  ("LTIP")  Awards  Table

     The  Company  does  not  have  a  Long-term  Incentive  Plan.

(E)  Compensation  of  Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2001 non-officers directors received a total of $0 in consulting fees.


ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 15, 2002 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 15, 2002 there were 12,873,943 shares of Common Stock issued and outstanding.

Name of                              Shares of Common    Approximate
Beneficial                          Stock Beneficially    Percentage
Owner                                      Owned            Owned
----------------------------------  -------------------  ------------
Officers and Directors
----------------------
John A.A. James
2055 South Ingalls Way,
Lakewood, Colorado
U.S.A. 80227-2515                              272,870         2.119%

Antonino G. Cacace
Crud-y-Gloyat
Carswell Bay
Swansea Wales, U.K.                              8,333             *

Officers and Directors (2 persons)             281,203         2.184%

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

     Included  in  accounts  payable  at  December  31, 2001 is $134,374 (2000 -
$69,934) due to a director, a former director and a company controlled by a former director in respect of salaries, consulting fees and reimbursement for operating expenses.

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(1) FINANCIAL STATEMENTS - Reference is made to the Financial Statements appearing on pages F-1, through F-37

(2)     EXHIBITS  -  AURORA  GOLD  CORPORATION

3.1   Certificate of Incorporation*
3.2   Certificate of Amendment to the Certificate of Incorporation*
3.3   Certificate of Restoration and Renewal of Certificate of Incorporation*
3.4   Amended and Restated By-laws*
10.1  Agreement dated July 18, 1997 between The Company and Minera Motagua,
      S.A.*
10.2  Agreement dated August 16, 1997 between the Company and Minera Motagua,
      S.A.*
10.3 Agreement dated November 3, 1997 between the Company and Minera Motagua, S.A.*
10.4  Agreement dated July 28, 1998 between the Company and Minera Motagua,
      S.A.*
10.5  Agreement dated August 24, 1998 with Jorge Mario Rios Munoz. *
10.6 Agreement dated November 18, 1998 between the Company and United Catalyst, Inc. and Getchell Gold Corporation. *
10.7  Agreement dated February 23, 1999 between the Company and Gregory G.
      Crowe. *
10.8 Option Agreements dated as shown between the Company and High Marsh Holdings Ltd.*
      10.8.1 Hamman Zriba/Jebel Guebli October 15, 1999
      10.8.2 Koudiat Sidii October 15, 1999
      10.8.3 Ouled Moussa (bou Jabeur Est) October 15, 1999
      10.8.4 Hammala January 20, 2000
      10.8.5 El Mohguer (Garn Halfaya) January 20, 2000
      10.8.6 Jebel Oum Edeboua (Garn Halfaya) January 20, 2000
10.9  Joint Venture Agreement between the Company and Patagonia Gold Corporation
      *
10.10 Letter of Intent between the Company and Billiton UK Resources B.V. *
10.11 January 29, 2001 Subscription Agreement between Aurora Metals (BVI) Limited and Billiton E&D 3 B.V. *
10.12 January 29, 2001 Option Agreement between Aurora Metals (BVI) Limited and Billiton UK Resources B.V. *
21.1  List of subsidiaries of the Registrant.
--------
*  Previously  Filed


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:     March  22,  2002               BY:  /s/  Cameron  Richardson
          ----------------                    ------------------------
                                              Cameron  Richardson
                                              Director  and  President

Date:     March  22,  2002               BY:  /s/  John  A.A.  James
          ----------------                    ----------------------
                                              John  A.A.  James
                                              Director  and  Vice-President

EXHIBIT  (1)     THE  FOLLOWING  FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN
                 ITEM  8  ARE  LISTED  BELOW

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS - December 31, 2001

Financial Statements                                                      Page
--------------------------------------------------------------------  ------------
Report of Independent Accountants                                     F-2
Consolidated Balance Sheets                                           F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)  F-4
Consolidated Statements of Operations                                 F-5
Consolidated Statements of Cash Flows                                 F-6
Summary of Significant Accounting Policies                            F-7 to F-11
Notes to the Consolidated Financial Statements                        F-12 to F-19


Financial  Statement  Schedules  *

* Financial  Statement  Schedules  have  been  omitted  as  not  applicable

          AURORA GOLD CORPORATION
          AND SUBSIDIARIES
          (An exploration stage enterprise)
          Consolidated Financial Statements
          (EXPRESSED IN U.S. DOLLARS)
          December 31, 2001 and 2000



          INDEX
          -----

          Report of Independent Accountants

          Consolidated Balance Sheets

          Consolidated Statement of Stockholders' Deficiency

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements




MOORE STEPHENS ELLIS FOSTER LTD.       F1

MOORE STEPHENS ELLIS FOSTER LTD.
 CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.com
        -------------------------------
Website:  www.ellisfoster.com

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS

AURORA  GOLD  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)


We have audited the consolidated balance sheets of AURORA GOLD CORPORATION & ITS SUBSIDIARIES ("the Company") as at December 31, 2001 and 2000 and the consolidated statements of stockholders' deficiency, operations and cash flows and cumulative data from October 10, 1995 to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of their operations and their cash flows and cumulative data for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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


Vancouver, Canada          "MOORE STEPHENS ELLIS FOSTER LTD."
March  7,  2002                  Chartered  Accountants

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

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)
Consolidated Balance Sheet
December 31, 2001
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------
                                                                  2001          2000
----------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                        $        92   $     1,685
  Receivables                                                         593           300
  Loan receivables (Note 8)                                             -       226,778
  Investments                                                      65,050             -
----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                               65,735       228,763

FIXED ASSETS (Note 4)                                              17,225        25,991
----------------------------------------------------------------------------------------

TOTAL ASSETS                                                  $    82,960   $   254,754
========================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                    $   150,617   $   306,238
  Loans payable (Note 6)                                          323,477       326,267
----------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                 474,094       632,505
----------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    50,000,000 common shares, with par value of $0.001 each
  Issued:
    12,873,943 common shares                                       12,874        12,874

ADDITIONAL PAID-IN CAPITAL                                      3,271,163     3,271,163

ACCUMULATED (DEFICIT)                                          (3,533,243)   (3,661,788)

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
  Unrealized loss on securities available for sale               (141,928)            -
----------------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIENCY)                                       (391,134)     (377,751)
----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)              $    82,960   $   254,754
========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MOORE STEPHENS ELLIS FOSTER LTD.     F3

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)
Consolidated Statement of Stockholders' Deficiency
January 1, 2000 to December 31, 2001
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------
                                                                Advances    Compre-               Accumulated  Total stock-
                                                   Additional   for stock   hensive                 other        holders'
                                 Common Stock       paid-in       sub-       income  Accumulated comprehensive    equity
                              Shares     Amount     capital     scriptions   (loss)     deficit   income (loss)(deficiency)
---------------------------------------------------------------------------------------------------------------------------
BALANCE,
January 1, 2000             11,460,649   $11,461   $2,484,219   $ 425,000              $(2,984,083)              $ (63,403)
Issuance of common stock:
  For cash in March 2000
    at $0.50 per share         350,000       350      174,650    (175,000)                       -                       -
  For cash in March 2000
    at $0.455 per share        550,000       550      249,450    (250,000)                       -                       -
  For settlement of
    indebtedness (Note 9)      199,000       199       99,301           -                        -                  99,500

Cancellation of shares
  in April 2000                (90,706)      (91)     (56,600)          -                        -                 (56,691)

Exercise of options
  in June 2000                 405,000       405        3,645           -                        -                   4,050

Spin-off of AML (Note 8)                              316,498

Net (loss) for the year                                                                   (677,705)               (677,705)
---------------------------------------------------------------------------------------------------------------------------

BALANCE,
December 31, 2000           12,873,943    12,874    3,271,163           -               (3,661,788)               (377,751)

Net (loss) for the year                                                      128,545       128,545                 128,545

Change in unrealized
  investment gains
  (losses)                                                                  (141,928)                 (141,928)   (141,928)
---------------------------------------------------------------------------------------------------------------------------

Total comprehensive
gain (loss)                                                                 $(13,383)
                                                                          =============
BALANCE,
December 31, 2001           12,873,943   $12,874   $3,271,163   $       -              $(3,533,243)  $(141,928)  $(391,134)
==========================================================================             ====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MOORE STEPHENS ELLIS FOSTER LTD.     F4

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)
Consolidated Statement of Operations
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------
                                               Cumulative
                                                October 10       Year          Year
                                             1995 (inception)    Ended         Ended
                                              to December 31  December 31  December 31
                                                  2001           2001          2000
----------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization               $     35,220   $      8,766   $     4,592
  Interest, bank charges and
    foreign exchange                                40,835          1,674         2,768
  Administrative and general                       610,066         15,497       129,840
  Professional fees - accounting and legal         340,949         10,039        11,692
  Salaries and consulting fees                     852,657         51,527        68,946
----------------------------------------------------------------------------------------

                                                 1,879,727         87,503       217,838

EXPLORATION EXPENSES                             1,402,749            620       109,054

WRITEOFF OF MINERAL PROPERTY COSTS                 172,981              -       133,571
----------------------------------------------------------------------------------------

                                                 3,455,457         88,123       460,463
----------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Gain on disposition of subsidiary (Note 7)       216,474        216,474             -
  Interest income                                   22,338            194           614
  Operating loss of Spun-off
    operations  (Note 8)                          (316,598)             -      (217,856)
----------------------------------------------------------------------------------------

                                                   (77,786)       216,668      (217,242)
----------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD              $ (3,533,243)  $    128,545   $  (677,705)
========================================================================================

(LOSS) PER SHARE, basic and diluted                          $      (0.01)  $     (0.06)
========================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                          12,873,943    12,014,298
========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MOORE STEPHENS ELLIS FOSTER LTD.     F5

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)
Consolidated Statement of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------
                                                 Cumulative
                                                 October 10        Year          Year
                                              1995 (inception)     Ended         Ended
                                               to December 31  December 31    December 31
                                                    2001           2001          2000
-----------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  Net income (loss) for the period (Note 7)     $ (3,533,243)  $    128,545   $(677,705)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    - depreciation and amortization                   35,220          8,766       4,592
    - compensation on stock options                  720,500              -           -
    - expenses satisfied with common stocks          292,200              -      42,809
    - writeoff of mineral property costs             172,981              -     133,571
    - adjustment for spin-off of AML (Note 8)        316,498              -     316,498
-----------------------------------------------------------------------------------------

                                                  (1,995,844)       137,311    (180,235)
  Changes in assets and liabilities:
    - decrease (increase) in receivables                (593)       226,485    (227,078)
    - decrease (increase) in accounts payable        474,094       (158,411)    418,422
-----------------------------------------------------------------------------------------

                                                  (1,522,343)       205,385      11,109
-----------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  INVESTING ACTIVITIES
  Purchase of fixed assets                           (55,383)             -     (30,583)
  Proceeds on disposal of fixed assets                14,449              -           -
  Mineral property costs                            (172,981)             -      15,000
  Incorporation cost                                 (11,511)             -           -
  Purchase of available for sale securities         (206,978)      (206,978)          -
-----------------------------------------------------------------------------------------

                                                    (432,404)      (206,978)    (15,583)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  FINANCING ACTIVITIES
  Proceeds from issuance of common
    stocks and stock subscription receipts         1,954,839              -       4,050
-----------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                92         (1,593)       (424)

CASH AND CASH EQUIVALENTS,
  beginning of period                                      -          1,685       2,109
-----------------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS, end of period       $         92   $         92   $   1,685
=========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MOORE STEPHENS ELLIS FOSTER LTD.     F6

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

2.    SIGNIFICANT  ACCOUNTING  POLICIES

      (a)   Basis  of  Consolidation

            These consolidated financial statements are stated in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned Guatamalan subsidiary Aurora Gold, S.A. All inter-company transactions and balances have been eliminated.

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


MOORE STEPHENS ELLIS FOSTER LTD.     F7

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES   (continued)

      (c)   Cash Equivalents

            Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. There were no cash equivalents as of December 31, 2001 and 2000.

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

              Computer equipment              2 years
              Telecommunication equipment     5 years
              Office equipment                5 years

      (e)   Mineral Properties and Exploration Expenses

            Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2001 and 2000, the Company did not have proven reserves.

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


MOORE STEPHENS ELLIS FOSTER LTD.     F8

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES   (continued)

      (g)   Advertising  Expenses

            The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended December 31, 2001 and 2000.

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

      (i)   Concentration  of  Credit  Risk

            The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of December 31, 2001 and 2000, the Company has no deposit in a bank beyond insured limits.

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

      (k)   Fair  Value  of  Financial  Instruments

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


MOORE STEPHENS ELLIS FOSTER LTD.     F9

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES   (continued)

      (l)   Accounting  for  Derivative  Instruments  and  Hedging  Activities

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

      (m)   Income  Taxes

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

      (n)   Loss  Per  Share

            Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

      (o)   Comprehensive  Income

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


MOORE STEPHENS ELLIS FOSTER LTD.     F10

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES   (continued)

      (p)   New Accounting Pronouncements

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initated after June 30, 2001. The SFAS 141 applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The Statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Asset Retirement Obligations. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of assets retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS 143 will not have an impact on the Company's financial statements.

            In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements.


MOORE STEPHENS ELLIS FOSTER LTD.     F11

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.    INVESTMENTS

Investments consist of available-for-sale securities and are summarized as follows:
--------------------------------------------------------------------------------
                                               Gross       Gross     Accumulated
                                 unrealized  unrealized  unrealized    Market
                         Cost       gains      losses      losses       value
--------------------------------------------------------------------------------
January 1, 2001        $      -  $        -  $       -   $  -        $        -
Change during the year  206,978           -   (141,928)   (141,928)      65,050
--------------------------------------------------------------------------------
December 31, 2001      $206,978  $        -  $(141,928)  $(141,928)  $   65,050
================================================================================

4.     FIXED  ASSETS
----------------------------------------------------------------
                                              2001        2000
----------------------------------------------------------------
Computer equipment                         $ 15,125   $  15,125
Telecommunication equipment                   1,875       1,875
Office equipment                             13,583      13,583
----------------------------------------------------------------
                                             30,583      30,583
Accumulated depreciation and amortization   (13,358)     (4,592)
----------------------------------------------------------------
                                           $ 17,225   $  25,991
================================================================


MOORE STEPHENS ELLIS FOSTER LTD.     F12

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.    MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES

      (a)   Guatemala, Central America

            During 1998, the Company made application to the Guatemalan government for fifteen mineral exploration licenses and one mineral reconnaissance license, of which ten mineral exploration licenses were granted during 1998. At December 31, 1998, applications for five mineral exploration licenses and one mineral reconnaissance license were awaiting government approval. As a consequence of the results of the geological reconnaissance, sampling of rock outcrops and stream sediment sampling which was carried out in 1998 and the first quarter of 1999, the Company decided to surrender six exploration licenses (January, 1999) and withdraw four applications (February, 1999). At December 31, 2001 and 2000, the Company retains five mineral exploration licenses and one mineral reconnaissance license. In order to maintain these licences in good standing, the Company has to make annual fee payments and submit technical reports of activities carried out on the concessions.

            Each distinct mineral deposit per mineral concession acquired by the Company will be subject to a Net Smelter Return ("NSR") royalty equal to 1% of the NSR royalty payable to the Government of Guatemala.

            In fiscal year 2000, there were no proven mineral reserves discovered and the Company continuously operates with a working capital deficiency. These conditions raised substantial doubt regarding the recovering of the capitalized acquisition cost. Therefore, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-live Assets and for Long-lived Assets to be Disposed of", the Company wrote off the capitalized acquisition cost of $103,941 to operations.

            In fiscal year 2001, the Company failed to make the annual fee payment and submit technical reports of activities carried out on the concessions and, therefore, the remaining five mineral exploration licences and one mineral reconnaissance licence were forfeited.


MOORE STEPHENS ELLIS FOSTER LTD.     F13

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.    MINERAL PROPERTIES AND EXPLORATION EXPENSES   (continued)

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

            In fiscal year 2000, the Company failed to make the option payments and exploration commitments, and, therefore, the joint ownership of Totem Talc property was forfeited. The Company wrote off capitalized acquisition cost of $6,000 to operations.

      (c)   British Columbia, Canada - Kumealon Property

            In February 1999, the Company acquired, by staking, a 741 acre limestone property located on the north shore of Kumealon Inlet, southeast of Prince Rupert, British Columbia, Canada. A finder's fee of 25,000 shares of common stock was paid in connection with these claims.

            In fiscal year 2000, there were no proven mineral reserves discovered and the Company continuously operates with a working capital deficiency. These conditions raised substantial doubt regarding the recovering of the capitalized acquisition cost. Therefore, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-live Assets and for Long-lived Assets to be Disposed of", the Company wrote off the capitalized acquisition cost of $23,630 to operations.


MOORE STEPHENS ELLIS FOSTER LTD.     F14

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.    MINERAL PROPERTIES AND EXPLORATION EXPENSES   (continued)

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

            In fiscal year 2001, the Company disposed of its wholly-owned subsidiary which holds these properties.

6.    LOANS  PAYABLE

      The loans are payable to companies related by common management. They are unsecured, non-interest bearing and due on demand.

7.    DISPOSITION  OF  A  SUBSIDIARY

      In fiscal year 2001, the Company disposed of its wholly-owned subsidiary Deltango Gold Limited ("Deltango") for $Nil consideration. As at the date of disposition, Deltango had a stockholder's deficiency of $476,038; $259,564 of which was funded by the Company, with the balance of $216,474 being funded by other creditors. Since the debt due to other creditors was assumed by the purchaser, the Company recorded a gain on recovery of exploration costs expensed previously.

8.    SPIN-OFF  OF  AURORA  METALS  (BVI)  LIMITED  ("AML")

      In fiscal year 2000, the Company spun off its wholly-owned subsidiary Aurora Metals (BVI) Limited in a stock dividend distribution to the Company's stockholders. Each stockholder of the Company received one share of AML (13,000,000 common shares issued and outstanding) common stock for each share of the Company's stock (12,873,943 common shares issued and outstanding) held on the record date of June 15, 2000. In fiscal year 2001, the Company completed the spin off. The Company returned the remaining 126,057 (13,000,000 - 12,873,943) common shares of AML back to AML for cancellation.


MOORE STEPHENS ELLIS FOSTER LTD.     F15

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

8.    SPIN-OFF OF AURORA METALS (BVI) LIMITED ("AML")   (continued)

      The Consolidated Financial Statements for the year ended at December 31, 2001 and 2000 of the Company have been prepared to reflect the spin-off of AML at book value. Accordingly, expenses and cash flows of AML spun off have been segregated in the Consolidated Statements of Operations and Cash Flows for the years then ended. The historical carrying amount of the net deficiency transferred to AML on the spin-off date (net of initial investment of $100) has been recorded as additional paid-in capital of $316,498. Included in the net deficiency transferred at June 15, 2000 was a $226,778 of loan owed to the Company by AML.

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
      --------------------------------------------------------------------------


MOORE STEPHENS ELLIS FOSTER LTD.     F16

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

9.    STOCK  OPTIONS

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

      A summary of the status of the Company's stock options as of December 31, 2001 and 2000 and the changes during the years then ended is as follows:

      --------------------------------------------------------------------------
                                                    Weighted     Weighted
                                                     Average     Average
                                         Number     Exercise      Fair
                                       of Options     Price       Value
      --------------------------------------------------------------------------
      Outstanding and exercisable,
      December 31, 1999                 1,405,000   $  0.48
      --------------------------------------------------------------------------
      Exercised                           405,000   $  0.48
      Cancelled                         1,000,000   $  0.48
      --------------------------------------------------------------------------

      Outstanding and exercisable,
      December 31, 2001 and 2000                -   $     -
      --------------------------------------------------------------------------

      There were no stock options granted during the year and there is no pro-forma effect in the net loss for the period and loss per share.


MOORE STEPHENS ELLIS FOSTER LTD.     F17

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

10.   RELATED  PARTY  TRANSACTIONS

      Related party transactions not disclosed elsewhere in these financial statements:

      (a) Included in accounts payable is $134,374 (2000 - $69,934) due to a director, a former director and a company controlled by the former director in respect of salaries, consulting fees and reimbursement for expenses.

      (b) During the year, salaries and consulting fees of $36,186 (2000 - $174,492) were paid or are payable to a director and a former director.

      (c) In January 2000, fixed assets of $14,449 sold to a director at their book value were purchased back by the Company at their sold book value. Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

11.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

      In 2000, the Company settled various debts with the issuance of shares of common stock as follows:

      --------------------------------------------------------------------------
      FISCAL YEAR 2000                      Conversion
      Month of Settlement     Indebtedness     Price     Shares
      --------------------------------------------------------------------------
      February               $      35,000  $     0.50    70,000
      April                         20,000        0.50    40,000
      April                         40,000        0.50    80,000
      May                            4,500        0.50     9,000
                             -------------              --------
                             $      99,500               199,000
                             =============              ========

      The carrying value of the indebtedness approximated the fair value of the common shares issued.

      Indebtedness of directors totalling $35,000 was settled in 2000 with the issuance of 70,000 shares of common stock.


MOORE STEPHENS ELLIS FOSTER LTD.     F18

AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

12.   INCOME  TAXES

      (a) The Company has net losses for tax purposes totalling approximately $2,471,000 which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2001 and 2000. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

            The  right  to  claim  these  losses  expires  as  follows:

                        ----------------------------------------------
                        2011                              $    231,000
                        2012                                   564,000
                        2018                                   331,000
                        2019                                   795,000
                        2020                                   550,000
                        ----------------------------------------------
                                                            $2,471,000
                        ==============================================

      (b) The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

            --------------------------------------------------------------------
                                                   2001           2000
            --------------------------------------------------------------------
            Tax loss carryforwards              $  865,000     $   923,000
            Valuation allowance                   (865,000)       (923,000)
            --------------------------------------------------------------------
                                                $        -     $         -
            ====================================================================

            No tax effect has been recorded on the accumulated other comprehensive loss on unrealized loss on securities available-for-sale due to the existence of U.S. tax loss carryforwards.

13.   CUMULATIVE  FIGURES

      Certain cumulative figures have been reclassified to conform with the financial statement presentation adopted for 2001.


MOORE STEPHENS ELLIS FOSTER LTD.     F19