Form 10QSB
period 2002-03-31
AURORA GOLD CORP
filed 2002-05-15
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2002
                                         ----------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

     Commission  file  number  0-24393
                               -------

AURORA  GOLD  CORPORATION
-------------------------
(Exact  name  of  small  business  issuer  as  specified  in  its  charter)

Delaware                                       13-3945947
--------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 3711 STN TERMINAL, 349 West Georgia Street,
Vancouver B.C. Canada V6B 3Z1
----------------------------------------------------
(Address of principal executive offices)

(604)  687-4432
---------------
(Issuer's  Telephone  Number)


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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,873,943 shares of Common Stock
                                               ----------
were  outstanding  as  of  March  31,  2002.
                           ----------------

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


                                      INDEX


                                                                        Page No.
PART I.  Financial Information

Item 1.  Financial Statements
         Consolidated Balance Sheets --                                        3
         March 31, 2002 and December 31, 2001

         Consolidated Statements of Operations --                              4
         Three-Months Ended March 31, 2002

         Consolidated Statements of Cash Flows --                              5
         Three-Months Ended March 31, 2002

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9

PART II. Other Information

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities                                                12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to A Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

-----------------------------------------------------------------------------------------
AURORA  GOLD  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Balance  Sheet
March  31,  2002

(Expressed in U.S. Dollars)                                     March 31     December 31
(Unaudited)                                                       2002          2001
-----------------------------------------------------------------------------------------

ASSETS
Current
   Cash                                                       $        21   $         92
   Receivables                                                        593            593
   Loan receivable                                                      -              -
   Investments                                                     88,704         65,050
-----------------------------------------------------------------------------------------
Total current assets                                               89,318         65,735

Fixed assets                                                       14,762         17,225
Mineral property costs                                                  -              -
                                                              ---------------------------
                                                              $   104,080   $     82,960
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Liabilities

Current
   Accounts payable and accrued liabilities                   $   175,381   $    150,617
   Loans payable                                                  302,854        323,477
-----------------------------------------------------------------------------------------
Total Liabilities                                                 478,235        474,094
-----------------------------------------------------------------------------------------

Stockholders' Deficiency,
   Share Capital
     Authorized
       50,000,000 common shares, with par value $0.001each
         Issued
           12,873,943 (Dec 2001 - 12,873,943) common shares        12,874         12,874
         Additional paid-in capital                             3,271,163      3,271,163
             Advances for stock subscriptions                           -              -
         Accumulated (deficit)                                 (3,539,918)    (3,533,243)
         Accumulated other comprehensive (loss),
           unrealized loss on securities available for sale      (118,274)      (141,928)
-----------------------------------------------------------------------------------------
Stockholders' (deficiency)                                       (374,155)      (391,134)
-----------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficiency)              $   104,080   $     82,960
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

---------------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

                                                     October 10       3 months     3 months
Consolidated Statement of Operations                    1995           ended         ended
(Expressed in U.S. Dollars)                        (inception) to     March 31     March 31
(Unaudited)                                           March 31      ------------  -----------
                                                        2002            2002         2001
                                                    (cumulative)
---------------------------------------------------------------------------------------------
General and administrative expenses
  Depreciation and amortization                   $        37,684   $     2,464   $     1,147
  Interest, bank charges and foreign exchange              40,835           200           192
  Administrative and general, net of recoveries           612,437         2,171        12,321
  Professional fees - accounting and legal                340,521          (428)        6,260
  Salaries and consulting fees                            854,097         1,438        12,814
                                                  -------------------------------------------

                                                        1,885,574         5,845        32,734

Exploration expenses                                    1,403,578           829           880
Write off of mineral property costs                       172,981             -             -
---------------------------------------------------------------------------------------------

                                                        3,462,133         6,674        33,614
Less: Other income (loss)
Gain on disposition of subsidiary (Note 7.)               216,474             -       216,474
Interest income                                            22,339             1           148
Operating loss of Spun-off operations                    (316,598)            -             -
---------------------------------------------------------------------------------------------

                                                          (77,785)            1       216,622
---------------------------------------------------------------------------------------------

Net income (loss) for the period                       (3,539,918)       (6,673)      183,008
---------------------------------------------------------------------------------------------

Loss per share                                                      $     (0.00)  $      0.01
---------------------------------------------------------------------------------------------

Weighted average number of
    common shares outstanding
    - basic and diluted                                              12,873,943    12,873,943
---------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part  of these financial statements

-----------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES

(An exploration stage enterprise)                   October 10      3 months    3 months
                                                       1995          ended       Ended
Consolidated Statement of Cash Flows              (inception) to    March 31    March 31
(Expressed in U.S. Dollars)                          March 31      ----------  ----------
(Unaudited)                                            2002           2002        2001
                                                   (cumulative)
-----------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net income (loss) for the period (Note 7)      $    (3,539,918)  $  (6,675)  $ 183,008
  Adjustments to reconcile net loss to net
    cash used in operating activities
      -depreciation and amortization                      37,683       2,463       1,147
      -compensation on stock options                     720,500           -           -
      -expenses satisfied with common stock              292,200           -           -
      -write off of mineral properties                   172,981           -           -
      -adjustment for spin-off of subsidiaries           316,498           -           -
-----------------------------------------------------------------------------------------
                                                      (2,000,056)     (4,212)    184,155
Changes in assets and liabilities
      -decrease (increase) in receivables                   (593)          -      16,332
      -increase (decrease) in accounts payable           478,235       4,141    (186,182)
-----------------------------------------------------------------------------------------
                                                      (1,522,414)        (71)     14,305
-----------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
   Purchase of fixed assets                              (55,383)          -           -
   Proceeds on disposal of fixed assets                   14,449           -           -
   Mineral property costs                               (172,981)          -           -
   Incorporation costs                                   (11,511)          -           -
   Available-for-sale securities                        (206,978)          -           -
-----------------------------------------------------------------------------------------
                                                        (432,404)          -           -
-----------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
   Proceeds from issuance of common
    stock and stock subscription receipts              1,954,839           -           -
-----------------------------------------------------------------------------------------
                                                       1,954,839           -           -
-----------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                    21         (71)     14,305
Cash and cash equivalents, beginning of period                 -          92       1,685
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $            21   $      21   $  15,990
-----------------------------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Aurora Gold S.A. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Aurora Gold Corporation Annual Report on Form 10-KSB for the year ended December 31, 2001 should be reviewed in connection with these condensed consolidated financial statements.

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

                   Computer  equipment              2  years
                   Telecommunication  equipment     5  years
                   Office  equipment                5  years


     (c)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2002 and December 31, 2001, the Company did not have proven reserves.

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

     (e)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended
          March  31,  2002  and  December  31,  2001.

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

4    Fixed  Assets

     -----------------------------------------------------------------
                                                 March 31    December
                                                   2002      31, 2001
     -----------------------------------------------------------------

     Computer equipment                         $  15,125   $  15,125
     Telecommunication equipment                    1,875       1,875
     Office equipment                              13,583      13,583
     -----------------------------------------------------------------
                                                   30,583      30,583
     Accumulated depreciation and amortization    (15,821)    (13,358)
     -----------------------------------------------------------------
                                                $  14,762   $  17,225
     =================================================================

5.   Mineral  Properties  and  Exploration  Expenses

     A  summary  of  cumulative  exploration  expenditures  is  as  follows:

---------------------------------------------------------------------------------------------------
                           Accumulated                                                  Accumulated
                               Balance                                                      Balance
                           December 31           Cost                                     September
                                  2000      Additions  Write Off   Recovery   Spin off     30, 2001
---------------------------------------------------------------------------------------------------

Property exploration
Expenditures:
Canada - Cape Breton             96,186             -           -          -          -      96,186
Canada - Kumealon                 4,076           829           -          -          -       4,905


Canada - Yukon owned            443,118             -           -          -          -     443,118
by Deltango Gold Ltd.,
Spun-off
Guatemala                       255,034             -           -          -          -     255,034
United States -Totem Talc        51,201             -           -          -          -      51,201
Project assessment
and exploration
expenditures                    553,134             -           -          -          -     553,134
---------------------------------------------------------------------------------------------------
Total                      $  1,402,749  $        829  $        -  $       -  $       -  $1,403,578
===================================================================================================

6.   Loans Payable

     Loans  payable  are  unsecured,  non-interest  bearing  and  due on demand.

7.   Spin-off of Deltango Gold Limited

     In fiscal year 2001, the Company disposed of its wholly owned subsidiary Deltango Gold Limited ("Deltango") for $Nil consideration to the management of Deltango. Deltango's management assumed the current debt of $217,332 and all future debt and liabilities of the Company. As at the date of disposition, Deltango had a stockholder's deficiency of $476,038; $259,564 of which was funded by the Company, with the balance of $216,474 being funded by other creditors. Since the debt due to other creditors was assumed by the purchaser, the Company recorded a gain on recovery of exploration costs expensed previously.

8.   Outstanding  Options

     At March 31, 2002 and December 31, 2001 the Company had No options outstanding.

9.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the three-month period ended March 31, 2002, salaries and consulting fees of $1,438 (2001 - $15,000) were paid or are payable to directors or former directors.

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


(B) Significant developments during the three-month period ended March 31, 2002.

     During the first quarter of 2002 the Company continued to examine data relating to the potential acquisition of exploration properties in Guatemala, Mexico and the United States of America.

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

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $829 during the three-months ended March 31, 2002 (2001 - $880).

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

(D)  Financial  Information

     Three-Months  Ended March 31, 2002 versus Three-Months Ended March 31, 2001

     Financing:

     The Company did not issue any shares during the three months ended March 31, 2002. The Company did not issue any common shares during the fiscal year ended December 31, 2001.

     Net  Loss:

     For the three-months ended March 31, 2002 the Company recorded a net loss of $6,673 or $0.00 per share, compared to net income of $183,008 or $0.01 per share in 2001.

     In fiscal year 2001, the Company disposed of its wholly owned subsidiary Deltango Gold Limited ("Deltango") for $Nil consideration to the management of Deltango. At the date of disposition, Deltango had a stockholder's deficiency of $476,038; $259,564 of which was funded by the Company, with the balance of $216,474 being funded by other creditors. Since the debt due to other creditors was assumed by the purchaser, the Company recorded a gain of $216,474 on recovery of exploration costs expensed previously.

     Revenues:

     The Company had no operating revenues for the three-month period ended March 31, 2002 (2001 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the three-months ended March 31, 2002 the Company recorded general and administrative expenses of $5,845 compared to $32,734 in 2001.

     Professional fees - accounting and legal - For the three-months ended March 31, 2002 the Company recorded legal fees of $1,000 compared to $2,881 in 2001. For the three-months ended March 31, 2002 the Company recorded accounting fees of $(1,428) compared to $3,379 in 2001.

     Exploration expenditures - For the three-months ended March 31, 2002 the Company recorded exploration expenses of $829, compared to $880 in 2001. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $829 (fiscal 2001 - $880).

(E)  Financial  Condition  and  liquidity

     At March 31, 2002, the Company had cash of $21 (2001 - $15,990) and working capital deficiency of $388,917 (2001 working capital deficiency - $219,587) respectively. Total liabilities as of March 31, 2002 were $478,235 (2001 - $446,323) a increase of $31,912.

     Net cash used in operating activities in the three-month period ended March 31, 2002 was $6,675 compared to net cash from operating activities of $183,008 in the three-month period ended March 31, 2001. Net cash used in investing activities in the three-month period ended March 31, 2002 $0 (2001 - $0).

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2002 and
     (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

             None.

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

Date:     April  24, 2002                         BY: /s/ Cameron Richardson
          ---------------                            ---------------------------
                                                     Cameron  Richardson
                                                     Director and President

Date:     April  24,  2002                        BY: /s/  John  A.A. James
          ---------------                            ---------------------------
                                                     John A.A. James
                                                     Director and Vice-President