Form 10QSB
period 2002-06-30
AURORA GOLD CORP
filed 2002-08-13
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002
                                    -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

     Commission file number 0-24393
                            -------

                            AURORA GOLD CORPORATION
                            -----------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    13-3945947
   ---------------------------                -------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation organization)

P.O. Box 3711 STN TERMINAL, 349 West Georgia Street,
Vancouver B.C. Canada V6B 3Z1
--------------------------------------------------------------------------------
(Address of principal executive offices)

(604) 687-4432
--------------
(Issuer's Telephone Number)


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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,595,376 shares of Common Stock
                                               ----------
were  outstanding  as  of  June  30,  2002.
                           ---------------

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


                                      INDEX

                                                                        Page No.
PART I.   Financial Information

Item 1.   Financial Statements
          Consolidated Balance Sheets --                                       3
          June 30, 2002 and December 31, 2001

          Consolidated Statements of Operations --                             4
          Six-Months Ended June 30, 2002

          Consolidated Statements of Cash Flows --                             5
          Six-Months Ended June 30, 2002

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9

PART II.  Other Information

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to A Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

Signatures                                                                    13

--------------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheet
June 30, 2002
(Expressed in U.S. Dollars)                                        June 30      December 31
(Unaudited)                                                           2002             2001
--------------------------------------------------------------------------------------------

ASSETS
Current
  Cash                                                           $       406   $         92
  Receivables                                                            611            593
  Loan receivable                                                          -              -
  Investments                                                        103,489         65,050
--------------------------------------------------------------------------------------------
Total current assets                                                 104,506         65,735

Fixed assets                                                          12,298         17,225
Mineral property costs                                                     -              -
                                                                 ---------------------------
                                                                 $   116,804   $     82,960
--------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Liabilities

Current
  Accounts payable and accrued liabilities                       $    20,060   $    150,617
  Loans payable                                                      271,854        323,477
--------------------------------------------------------------------------------------------
Total Liabilities                                                    291,914        474,094
--------------------------------------------------------------------------------------------

Stockholders' Deficiency,
  Share Capital
     Authorized
     50,000,000 common shares, with par value $0.001each
     Issued
       15,595,376 (Dec 2001 - 12,873,943) common shares               15,595         12,874
     Additional paid-in capital                                    3,524,981      3,271,163
       Advances for stock subscriptions                                    -              -
     Accumulated (deficit)                                        (3,612,197)    (3,533,243)
     Accumulated other comprehensive (loss),
       unrealized loss on securities available for sale             (103,489)      (141,928)
--------------------------------------------------------------------------------------------
Stockholders' (deficiency)                                          (175,110)      (391,134)
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficiency)                 $   116,804   $     82,960
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

---------------------------------------------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

                                                     October 10
Consolidated Statement of Operations                       1995    Three months    Three months    Six months   Six months
(Expressed in U.S. Dollars)                      (inception) to           ended           ended         ended        ended
(Unaudited)                                             June 30         June 30         June 30       June 30      June 30
                                                           2002   --------------  --------------  ------------  -----------
                                                   (cumulative)            2002            2001          2002         2001
---------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Depreciation and amortization                 $        40,147   $       2,463   $       1,517   $     4,927   $     2,664
  Interest, bank charges and foreign exchange            41,483             448             774           648           966
  Administrative and general                            680,483          68,248           2,649        70,417        14,970
  Professional fees - accounting and legal              341,643           1,122          (3,501)          694         2,759
  Salaries and consulting fees                          854,097               -          32,811         1,440        45,625
                                                      1,957,853          72,281          34,250        78,126        66,984
---------------------------------------------------------------------------------------------------------------------------

Exploration expenses                                  1,403,578               -               -           829           880
Write off of mineral property costs                     172,981               -               -             -             -
                                                      3,534,412          72,281          34,250        78,955        67,864
Less: Other income (loss)
Gain on disposition of subsidiary                       216,474               -               -             -       216,474
Interest income                                          22,339               -              38             1           186

Operating loss of Spun-off operations                  (316,598)              -               -             -             -
                                                        (77,785)              -              38             1       216,660
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) for the period                     (3,612,197)        (72,281)        (34,212)      (78,954)      148,796
Income (loss) per share, basic and diluted                        $       (0.01)  $       (0.00)  $     (0.01)  $      0.01
Weighted average number of
    common shares outstanding
    - basic and diluted                                              13,463,587      12,873,943    13,463,587    12,873,943
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

---------------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)
                                                    October 10
                                                       1995         Six months    Six months
Consolidated Statement of Cash Flows              (inception) to      ended         ended
(Expressed in U.S. Dollars)                          June 30         June 30       June 30
(Unaudited)                                            2002        --------------------------
                                                   (cumulative)        2002          2001
---------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net income (loss) for the period               $    (3,612,197)  $   (78,954)  $   148,798
  Adjustments to reconcile net loss to net
    cash used in operating activities
    -depreciation and amortization                        40,147         4,927         2,664
    -compensation on stock options                       720,500             -             -
    -expenses satisfied with common stock                548,739       256,539             -
    -write off of mineral properties                     172,981             -             -
    -adjustment for spin-off of subsidiaries             316,498             -             -
---------------------------------------------------------------------------------------------
                                                      (1,813,332)      182,512       151,462
Changes in assets and liabilities
    -decrease (increase) in receivables                     (611)          (18)       18,802
    -increase (decrease) in accounts payable             291,914      (182,180)     (169,512)
---------------------------------------------------------------------------------------------
                                                      (1,522,029)          314           752
---------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of fixed assets                               (55,383)            -             -
  Proceeds on disposal of fixed assets                    14,449             -             -
  Mineral property costs                                (172,981)            -             -
  Incorporation costs                                    (11,511)            -             -
  Available-for-sale securities                         (206,978)            -             -
---------------------------------------------------------------------------------------------
                                                        (432,404)            -             -
---------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
  Proceeds from issuance of common
  stock and stock subscription receipts                1,954,839             -             -
---------------------------------------------------------------------------------------------
                                                       1,954,839             -             -
---------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                   406           314           752
Cash and cash equivalents, beginning of period                 -            92         1,685
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $           406   $       406   $     2,437
---------------------------------------------------------------------------------------------

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

2.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Aurora Gold S.A. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Aurora Gold Corporation Annual Report on Form 10-KSB for the year ended December 31, 2001 should be reviewed in connection with these condensed consolidated financial statements.

3.   Significant Accounting Policies

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

                Computer  equipment            2 years
                Telecommunication equipment    5 years
                Office  equipment              5 years

     (c)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2002 and December 31, 2001, the Company did not have proven reserves.

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

     (e)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended June 30, 2002 and December 31, 2001.

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

4    Fixed Assets

     ----------------------------------------------------------------
                                                 June 30    December
                                                  2002      31, 2001
     ----------------------------------------------------------------
     Computer equipment                         $ 15,125   $  15,125
     Telecommunication equipment                   1,875       1,875
     Office equipment                             13,583      13,583
     ----------------------------------------------------------------
                                                  30,583      30,583
     Accumulated depreciation and amortization   (18,284)    (13,358)
     ----------------------------------------------------------------
                                                $ 12,298   $  17,225
     ----------------------------------------------------------------

5.   Mineral Properties and Exploration Expenses

     A summary of cumulative exploration expenditures is as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                  Accumulated                                                      Accumulated
                                                      Balance                                                          Balance
                                                  December 31                                                          June 30
                                                         2001     Additions   Write Off   Cost Recovery   Spin off        2002
-------------------------------------------------------------------------------------------------------------------------------

Property exploration
Expenditures:
Canada - Cape Breton                                    96,186             -           -               -          -      96,186
Canada - Kumealon                                        4,076           829           -               -          -       4,905
Canada - Yukon   owned
by Deltango Gold Ltd.,
Spun-off                                               443,118             -           -               -          -     443,118
Guatemala                                              255,034             -           -               -          -     255,034
United States -Totem Talc                               51,201             -           -               -          -      51,201
Project assessment                                     553,134             -           -               -          -     553,134
-------------------------------------------------------------------------------------------------------------------------------
Total                                             $  1,402,749  $        829  $        -  $            -  $       -  $1,403,578
-------------------------------------------------------------------------------------------------------------------------------

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

8.   Outstanding Options

     At June 30, 2002 and December 31, 2001 the Company had No options outstanding.

9.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the six-month period ended June 30, 2002, salaries and consulting fees of $1,440 (2001 - $45,625) were paid or are payable to directors or former directors.

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

(B)  Significant  developments  during the six-month period ended June 30, 2002.

     During the six month period ended June 30, 2002 the Company continued to examine data relating to the potential acquisition of exploration properties in Guatemala, Mexico and the United States of America.

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

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $829 during the six-months ended June 30, 2002 (2001 - $880).

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

(D)  Financial Information

     Six-Months Ended June 30, 2002 versus Six-Months Ended June 30, 2001

     Financing:

     In May 2002 the Company settled $256,539 of debts with the issue of 2,721,433 shares of common stock at prices ranging from $0.065 to $0.150 per share. The Company did not issue any shares during the fiscal year ended December 31, 2001.

     Net  Loss:

     For the six-months ended June 30, 2002 the Company recorded a net loss of $78,954 or $0.01 per share, compared to net income of $148,796 or $0.01 per share in 2001.

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

     Revenues:

     The Company had no operating revenues for the six-month period ended June 30, 2002 (2001 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the six-months ended June 30, 2002 the Company recorded general and administrative expenses of $78,126 compared to $66,984 in 2001.

     Professional fees - accounting and legal - For the six-months ended June 30, 2002 the Company recorded legal fees of $1,375 compared to $1,266 in 2001. For the six-months ended June 30, 2002 the Company recorded accounting fees of $(681) compared to $1,493 in 2001.

     Exploration expenditures - For the six-months ended June 30, 2002 the Company recorded exploration expenses of $829, compared to $880 in 2001. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $829 (fiscal 2001 - $880).

(E)  Financial  Condition  and  liquidity

     At June 30, 2002, the Company had cash of $406 (2001 - $2,437) and working capital deficiency of $187,408 (2001 working capital deficiency - $252,280) respectively. Total liabilities as of June 30, 2002 were $291,914 (2001 - $462,993) a decrease of $171,079.

     Net cash from operating activities in the six-month period ended June 30, 2002 was $182,512 compared to net cash from operating activities of $151,462 in the six-month period ended June 30, 2001. Net cash used in investing activities in the six-month period ended June 30, 2002 $0 (2001 - $0).

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

ITEM  2.  Changes  in  Securities

          In May 2002 the Company settled $256,539 of debts with the issue of 2,721,433 shares of common stock at prices ranging from $0.065 to $0.150 per share.

ITEM  3.  Defaults  Upon  Senior  Securities

          Not  Applicable

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

          The Company held its Annual General Meeting on June 28, 2001. At the meeting three shareholders holding 3,165,871 shares were present in person and 59 shareholders holding 6,063,601 were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:

          1.   The  election  of Messrs. Antonino G. Cacace, John A.A. James and
               A.  Cameron  Richardson  as  directors  of  the  Company,  and
          2. The appointment of Moore Stephens Ellis Foster Ltd., as independent accountants for the Company.

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
        Limited  and  Billiton  E&D  3  B.V.*
10.12 January 29, 2001 Option Agreement between Aurora Metals (BVI) Limited and Billiton UK Resources B.V.*

--------
*  Previously  Filed

(b)     Reports on Form 8-K

     1.   Change  in  registrant's  certifying  accounts  (filed May 16, 2000) *
     2.   Disposition  of  assets  (filed  September  2,  2000)  *

     *    Previously Filed

     ---------------------------------------------------------------------------

                                   SIGNATURES

The Registrant certifies that the periodic report containing the financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:   August 9, 2002             BY:  /s/ Cameron Richardson
        --------------                  ----------------------
                                        Cameron Richardson
                                        Director, President and CFO

Date:   August 9, 2002             BY:  /s/ John A.A. James
        --------------                  -------------------
                                        John A.A. James
                                        Director and Vice-President