Form 10QSB
period 2002-09-30
AURORA GOLD CORP
filed 2002-11-07
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002
                                    ------------------

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

YES [ ]  NO [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,595,376 shares of Common Stock
                                               ----------
were outstanding as of September 30, 2002.
                       ------------------

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


                                      INDEX

                                                               Page No.
PART I.   Financial Information

Item 1.   Financial Statements
          Consolidated Balance Sheets --                              3
          September 30, 2002 and December 31, 2001

          Consolidated Statements of Operations --                    4
          Nine-Months Ended September 30, 2002

          Consolidated Statements of Cash Flows --                    5
          Nine-Months Ended September 30, 2002

          Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9

PART II.  Other Information

Item 1.   Legal Proceedings                                          11

Item 2.   Changes in Securities                                      11

Item 3.   Defaults Upon Senior Securities                            12

Item 4.   Submission of Matters to A Vote of Security Holders        12

Item 5.   Other Information                                          12

Item 6.   Exhibits and Reports on Form 8-K                           12

Signatures                                                           13

--------------------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheet
September 30, 2002
(Expressed in U.S. Dollars)                                           September 30    December 31
(Unaudited)                                                                   2002           2001
--------------------------------------------------------------------------------------------------
ASSETS
Current
  Cash                                                               $       1,315   $         92
  Receivables                                                                  300            593
  Investments                                                               59,137         65,050
--------------------------------------------------------------------------------------------------
Total current assets                                                        60,752         65,735

Fixed assets                                                                 9,835         17,225
                                                                     $      70,587   $     82,960
--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Liabilities

Current
    Accounts payable and accrued liabilities                         $       8,755   $    150,617
    Loans payable                                                          279,985        323,477
--------------------------------------------------------------------------------------------------
Total Liabilities                                                          288,740        474,094
--------------------------------------------------------------------------------------------------
Stockholders' Deficiency,
    Share Capital
        Authorized
            0,000,000 common shares, with par value $0.001 each
        Issued
            15,595,376 (Dec 2001 - 12,873,943) common shares                15,595         12,874
        Additional paid-in capital                                       3,524,981      3,271,163
        Accumulated (deficit)                                           (3,610,888)    (3,533,243)
        Accumulated other comprehensive (loss),
            unrealized loss on securities available for sale              (147,841)      (141,928)
--------------------------------------------------------------------------------------------------
Stockholders' (deficiency)                                                (218,153)      (391,134)
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficiency)                     $      70,587   $     82,960
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)
                                                     October 10
Consolidated Statement of Operations                       1995     Three months    Three months     Nine months    Nine months
(Expressed in U.S. Dollars)                      (inception) to            ended           ended           ended          ended
(Unaudited)                                        September 30     September 30    September 30    September 30   September 30
                                                                  -------------------------------------------------------------
                                                           2002             2002            2001            2002           2001
                                                   (cumulative)
-------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Depreciation and amortization                 $        42,610   $       2,463   $       3,911   $       7,390   $       6,575
  Interest, bank charges and foreign exchange            41,709             226             381             874           1,347
  Administrative and general                            675,930          (4,553)         (2,051)         65,864          12,919
  Professional fees - accounting and legal              342,203             560             (87)          1,254           2,672
  Salaries and consulting fees                          854,097               -           5,703           1,440          51,328
-------------------------------------------------------------------------------------------------------------------------------

                                                      1,956,549          (1,304)          7,857          76,822          74,841
-------------------------------------------------------------------------------------------------------------------------------

Exploration expenses                                  1,403,578               -               -             829             880
Write off of mineral property costs                     172,981               -               -               -               -
-------------------------------------------------------------------------------------------------------------------------------

                                                      3,533,108          (1,304)          7,857          77,651          75,721
Less: Other income (loss)
Gain on disposition of subsidiary                       216,474               -               -               -         216,474
Interest income                                          22,344               5               6               6             192
Operating loss of Spun-off operations                  (316,598)              -               -               -               -
-------------------------------------------------------------------------------------------------------------------------------

                                                        (77,780)              5               6               6         216,666
-------------------------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                     (3,610,888)          1,309          (7,851)        (77,645)        140,945
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) per share, basic and diluted                        $        0.00   $       (0.00)  $       (0.01)  $        0.01
-------------------------------------------------------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding
  - basic and diluted                                                14,184,633      12,873,943      14,184,633      12,873,943
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------------------------
AURORA GOLD CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)                   October 10      Nine months     Nine months
                                                       1995            ended           ended
Consolidated Statement of Cash Flows              (inception) to    September 30    September 30
(Expressed in U.S. Dollars)                        September 30    ------------------------------
(Unaudited)                                            2002             2002            2001
                                                   (cumulative)
-------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net income (loss) for the period               $    (3,610,888)  $     (77,645)  $     140,945
  Adjustments to reconcile net loss to net
    cash used in operating activities
    -depreciation and amortization                        42,610           7,390           6,574
    -compensation on stock options                       720,500               -               -
    -expenses satisfied with common stock                548,739         256,539               -
    -write off of mineral properties                     172,981               -               -
    -adjustment for spin-off of subsidiaries             316,498               -               -
-------------------------------------------------------------------------------------------------
                                                      (1,809,560)        186,284         147,519
Changes in assets and liabilities
    -decrease (increase) in receivables                     (300)            293         226,210
    -increase (decrease) in accounts payable             288,740        (185,354)       (167,885)
-------------------------------------------------------------------------------------------------
                                                      (1,521,120)          1,223         205,844
-------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of fixed assets                               (55,383)              -               -
  Proceeds on disposal of fixed assets                    14,449               -               -
  Mineral property costs                                (172,981)              -               -
  Incorporation costs                                    (11,511)              -               -
  Purchase of available-for-sale securities             (206,978)              -        (206,978)
-------------------------------------------------------------------------------------------------
                                                        (432,404)              -        (206,978)
-------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
  Proceeds from issuance of common
   stock and stock subscription receipts               1,954,839               -               -
-------------------------------------------------------------------------------------------------
                                                       1,954,839               -               -
-------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                 1,315           1,223          (1,134)
Cash and cash equivalents, beginning of period                 -              92           1,685
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $         1,315   $       1,315   $         551
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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Aurora Gold S.A. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

               Computer equipment              2 years
               Telecommunication equipment     5 years
               Office equipment                5 years


     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2002 and December 31, 2001, the Company did not have proven reserves.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended September 30, 2002 and December 31, 2001.

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

     (g)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          In September 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 2000.

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

4    Fixed  Assets
     ------------------------------------------------------------------
                                                 September     December
                                                   30 2002     31, 2001
     ------------------------------------------------------------------
     Computer equipment                         $   15,125   $  15,125
     Telecommunication equipment                     1,875       1,875
     Office equipment                               13,583      13,583
     ------------------------------------------------------------------
                                                    30,583      30,583
     Accumulated depreciation and amortization     (20,748)    (13,358)
     ------------------------------------------------------------------
                                                $    9,835   $  17,225
     ==================================================================


5.   Mineral  Properties  and  Exploration  Expenses
     A summary of cumulative exploration expenditures is as follows:

------------------------------------------------------------------------------------------------
                            Accumulated                                              Accumulated
                                Balance                                                  Balance
                            December 31               Write       Cost              September 30
                                   2001   Additions     Off   Recovery   Spin off           2002
------------------------------------------------------------------------------------------------
Property exploration
Expenditures:
Canada - Cape Breton              96,186           -      -          -          -         96,186
Canada - Kumealon                  4,076         829      -          -          -          4,905
Canada - Yukon   owned
by Deltango Gold Ltd.,
Spun-off
                                 443,118           -      -          -          -        443,118
Guatemala                        255,034           -      -          -          -        255,034
United States -Totem Talc         51,201           -      -          -          -         51,201
Project assessment               553,134           -      -          -          -        553,134
------------------------------------------------------------------------------------------------
Total                       $  1,402,749  $      829  $   -  $       -  $       -  $   1,403,578
================================================================================================

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

8.   Outstanding  Options

     At September 30, 2002 and December 31, 2001 the Company had No options outstanding.

9.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the nine-month period ended September 30, 2002, salaries and consulting fees of $1,440 (2001 - $51,328) were paid or are payable to directors or former directors.

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

(B) Significant developments during the nine-month period ended September 30, 2002.

     During the nine month period ended September 30, 2002 the Company continued to examine data relating to the potential acquisition of exploration properties in Guatemala, Mexico and the United States of America.

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

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $829 during the nine-months ended September 30, 2002 (2001 - $880).

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

(D)  Financial  Information

     Nine-Months Ended September 30, 2002 versus Nine-Months Ended September 30, 2001

     Financing:

     In May 2002 the Company settled $256,539 of debts with the issue of 2,721,433 shares of common stock at prices ranging from $0.065 to $0.150 per share. The Company did not issue any shares during the fiscal year ended December 31, 2001.

     Net  Loss:

     For the nine-months ended September 30, 2002 the Company recorded a net loss of $77,645 or $0.01 per share, compared to net income of $140,945 or $0.01 per share in 2001.

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

     Revenues:

     The Company had no operating revenues for the nine-month period ended September 30, 2002 (2001 - $0).

     Costs  and  Expenses:

     General and administrative expenses - For the nine-months ended September 30, 2002 the Company recorded general and administrative expenses of $76,822 compared to $74,841 in 2001.

     Professional fees - accounting and legal - For the nine-months ended September 30, 2002 the Company recorded legal fees of $2,050 compared to $1,266 in 2001. For the nine-months ended September 30, 2002 the Company recorded accounting fees of $(796) compared to $1,406 in 2001.

     Exploration expenditures - For the nine-months ended September 30, 2002 the Company recorded exploration expenses of $829, compared to $880 in 2001. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $829 (fiscal 2001 - $880).

(E)  Financial  Condition  and  liquidity

     At September 30, 2002, the Company had cash of $1,315 (2001 - $551) and working capital deficiency of $227,988 (2001 working capital deficiency - $215,240) respectively. Total liabilities as of September 30, 2002 were $288,740 (2001 - $350,164) a decrease of $61,424.

     Net cash from operating activities in the nine-month period ended September 30, 2002 was $1,223 compared to net cash from operating activities of $205,844 in the nine-month period ended September 30, 2001. Net cash used in investing activities in the nine-month period ended September 30, 2002 $0 (2001 - $206,978).

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

-----
*  Previously  Filed


(b)     Reports on Form 8-K

        Not Applicable.

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

Date:     November 5, 2002              BY:   /s/ Cameron Richardson
          ----------------                    ----------------------
                                              Cameron Richardson
                                              Director, President and CFO

Date:     November 5, 2002              BY:   /s/ John A.A. James
          ----------------                    -------------------
                                              John A.A. James
                                              Director and Vice-President