Form 10KSB
period 2002-12-31
AURORA GOLD CORP
filed 2003-03-26
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

Commission file number     0-24393

AURORA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware                                                    13-3945947
(State or other jurisdiction of incorporation or            (IRS Employer
organization)                                               Identification No.)


PO  Box 3711 STN Terminal, 349 West Georgia Street, Vancouver, BC Canada V6B 3Z1
(Address  of  principal  executive  offices)     (Zip  Code)

Issuer's  telephone  number  (604)  687-4432

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
Common stock, par value                NASD OTC Bulletin Board
$0.001 per share

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.     [X]

State issuer's revenues for its most recent fiscal year.     $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified  date  within  the  last 60 days.   $1,022,852 as of March 14, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,328,731 shares of common stock were outstanding as of March 14, 2003.

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

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statement, may not apply to this Report.

ITEM  1.     BUSINESS.

(A)  General.

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

(B)  Significant Developments in Fiscal 2002 and Subsequent Events.

     In fiscal 2002 the Company issued 3,708,038 (fiscal 2001 - Nil) shares to settle debts of $355,200 (fiscal 2001 - $0). Subsequent to December 31, 2002, indebtedness totalling $37,336 was settled with the issuance of 746,750 shares of common stock. The carrying value of the indebtedness approximated the fair market value of the common shares issued.

     In fiscal 2002 the Company settled loans payable in the amount of $281,151 by the assignment of its holdings of Aurora Metals (BVI) Limited shares.

(C)  Exploration and Development.

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

     The Company is currently concentrating its exploration activities in Canada. The Company is also examining data relating to the potential acquisition of other exploration properties in Mexico and the United States of America.

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $829 during the twelve-months ended December 31, 2002 (fiscal 2001 - $880).

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

(D)  Employees.

     As of March 14, 2003 there was one full time employee and one part time employee.

(E)  Regulation of Mining Activity.

     The Company's interests in its projects will be subject to various laws and regulations concerning exploration, production, taxes, labor standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

(F)  Foreign Countries and Regulatory Requirements.

     Mineral exploration and mining activities on the Company's properties may be affected in varying degrees by political stability, and the policies of other nations. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation which may make it more difficult for the Company to raise funds for the development of its mineral interests in some countries.

(G)  Competition.

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

(H)  Environmental Regulations.

     Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

     All phases of the Company's operations in Canada are subject to Canadian environmental regulations. The regulations are comprehensive and cover water quality, discharge limits, hazardous wastes, agricultural land and vegetation.

(I)  Mining Risks and Insurance.

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


ITEM  2.     DESCRIPTION  OF  PROPERTY.

     All of the Company's properties are in the preliminary exploration stage and do not contain any known body of ore.

     All of the Company's exploration activities are presently in Canada.

British  Columbia,  Canada

     In February 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, B.C. Canada. This property is highlighted by consistence of purity and whiteness of the limestone zone outcropping along the southwest shore of Kumealon Lagoon. The zone is comprised mostly of white, recrystallized, fine to course grained limestone, striking 150 degrees and can be traced for at least 1200 meters. The zone is estimated to have an average stratigraphic thickness of 180 meters. Chip samples taken across the zone averaged 55.06% CaO, 2.11% insolubles and 43.51% ignition loss. The zone is estimated to contain 19 million tonnes of high-grade limestone over a strike length of 1200 meters, with an average width of 180 meters and an average height above water of 30 meters. The Company plans to conduct a bedrock-sampling program in fiscal 2003.

ITEM  3.     LEGAL  PROCEEDINGS.

     The company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


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

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             --------------  ---------------  --------------  ---------------
2003 - High  $         0.12
2003 - Low   $         0.03
2002 - High  $         0.30  $          0.20  $         0.19  $          0.15
2002 - Low   $         0.09  $          0.07  $         0.06  $          0.03
2001 - High  $         0.31  $          0.23  $         0.20  $          0.19
2001 - Low   $         0.09  $          0.06  $         0.10  $          0.09

(b)  Holders:   As  of  March  14, 2003, there were 752 holders of record of the
                Common Stock.
(c)  Dividends: No  cash  dividends  were  paid  in 2002, 2001 and 2000. No cash dividends have been paid subsequent to December 31, 2002. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.
(d)  Securities authorized for issuance under equity compensation plan:  None

     The Registrant has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2002.

     During the fourth quarter of 2002 indebtedness totalling $98,662 was settled with the issuance of 986,605 shares of common stock at $0.10 per share.

     The Registrant believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(A)  General.

     The Company is a mineral exploration company based in Vancouver, Canada engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp.".

     The Company had no revenues during fiscal 2002 and 2001. Income in fiscal 2001 resulted from the disposition of a subsidiary. On April 2, 2001, the Company disposed of its wholly-owned subsidiary Deltango Gold Limited ("Deltango") to the management of Deltango for $Nil consideration. As of the date of disposition, Deltango had a stockholders' deficiency of $476,038;
$259,564 of which was funded by the Company and the balance of $216,474 was funded by other creditors. Since the debt due to other creditors was assumed by the purchaser, the Company recorded a gain on recovery of exploration costs previously expensed. Funds raised in fiscal 2002 and 2001 were used for exploration of the Company's properties and general administration.

(B)  Results of Operations.

(a) Twelve Months Ended December 31, 2002 (Fiscal 2002) versus Twelve Months Ended December 31, 2001 (Fiscal 2001)

          For the year ended December 31, 2002 the Company recorded a loss of $137,329 or $0.01 per share, compared to income of $128,545 ($0.01 per share) in 2001.

          General and administrative expenses - For the year ended December 31, 2002 the Company recorded general and administrative expenses of $114,822 (fiscal 2001 - $87,503). The fiscal 2002 amount includes $83,561 for property search and negotiation (fiscal 2001 - $0), professional fees - accounting $4,036 (fiscal 2001 - $8,773) and legal $2,050 (fiscal 2001 -
     $1,266).

          Exploration expenditures - For the year ended December 31, 2002 the Company recorded exploration expenses of $-1,970, compared to $620 in fiscal 2001. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $829 (2001 - $880);

          Amortization expenditures - For the year ended December 31, 2002 the Company recorded depreciation costs of $9,038, compared to $8,766 in fiscal 2001.

          In fiscal 2002 the Company settled loans payable in the amount of $281,151 by the assignment of its holdings of Aurora Metals (BVI) Limited shares.

(b) Twelve Months Ended December 31, 2001 (Fiscal 2001) versus Twelve Months Ended December 31, 2000 (Fiscal 2000)

          For the year ended December 31, 2001 the Company recorded income of 128,545 or $0.01 per share, compared to a loss of $677,705 ($0.06 per share) in 2000.

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

          Amortization expenditures - For the year ended December 31, 2001 the Company recorded depreciation costs of $8,766, compared to $4,592 in fiscal 2000.

(C)  Capital Resources and Liquidity.

     In fiscal 2002 the Company settled $355,200 of debt with the issuance of 3,708,038 common shares at prices ranging from $0.065 to $0.150 per common share. The carrying value of the indebtedness approximated the fair value of the common shares issued. No common shares were issued in fiscal 2001.

     At December 31, 2002, the Company had cash of $987 (2001 - $92) and working capital deficiency of $39,522 (2001 working capital deficiency - $408,359) respectively. Total liabilities as of December 31, 2002 were $42,360 as compared to $474,094 on December 31, 2001, a decrease of $431,734. In fiscal 2002 the Company settled loans payable in the amount of $281,151 by the assignment of its holdings of Aurora Metals (BVI) Limited shares. Subsequent to December 31, 2002, indebtedness totalling $37,336 was settled with the issuance of 746,750 shares of common stock. During 2002 net proceeds from the issuance of common stock were $0 (2001 - $0). In Fiscal 2002 investing activities consisted of additions to mineral properties $0 (2001 - $0) and additions to fixed assets $0 (2001 - $0). For the year ended December 31, 2002 the Company recorded a loss of $137,329, or $0.01 per share, compared to income of $128,545 ($0.01 per share) in 2001.

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2003 and (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

     The Company's exploration property has not commenced commercial production and the Company has no history of earnings or cash flow from its operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Plans for Year 2003.

     During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on its exploration property. The Company will concentrate its exploration activities on the Kumealon limestone property in British Columbia Canada and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the countries of Mexico and the United States of America. Additional employees will be hired on a consulting basis as required by the exploration projects.

     The Company's exploration work program in 2003 on the British Columbia Kumealon limestone prospect will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

(D)  Application of Critical Accounting Policies.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has not determined the impact FIN 46 may have on the financial statements.

     In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 148 (SFAS 148), Accounting for Stock-based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-based Compensation, to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 will not have an impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 will not have impact on the Company's financial statements.

     In June 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs
Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have an impact on the Company's financial statements.

     In April 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 145 (SFAS 145), Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishments, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements, which amended SFAS 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS 145 is effective for fiscal years beginning January 1, 2002. The adoption of SFAS 145 will not have an impact on the Company's financial statements.

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

(E)  Off-balance Sheet Arrangements and Contractual Obligations.

     The Company does not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in the Company's financial statements.

(F)  Market Risk Disclosures.

     The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.


ITEM  7.     FINANCIAL  STATEMENTS.

     See ITEM 13 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this ITEM 7.


ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

     There have been no disagreements with the Company's Accountants concerning accounting or financial disclosure.


                                    PART 111.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2002 and March 14, 2003. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                                              Position
---------------------  --------------------------------------------------------------
A. Cameron Richardson  Age 50, President and Director since May 4, 2001, Secretary since April 1998.  1981 to 1997 held accounting positions with various Canadian resource companies.
---------------------  --------------------------------------------------------------
Antonino G. Cacace     Age 57, Director since October 1995. Engineer, Founder and current Managing Director of Stelax Industries in the United
                       Kingdom. Between 1984 and 1995 he was managing
                       director/chief executive officer of several Companies involved in development and operation of steel/bar rolling mills.
---------------------  --------------------------------------------------------------
John A. A. James       Age 64, Director since October 1996. President and Director of
                       Aurora Metals (BVI) Limited since May 2000. President of
                       JAMine Inc. (formerly James Askew Associates, Inc.) since
                       1988. President and Director of Mirage Resource Corporation
                       from 1994 to 1997.
---------------------  --------------------------------------------------------------

There are no family relationships between any of the executive officers.

     Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934.

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


ITEM  10.  EXECUTIVE  COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

                              Annual Compensation               Long-Term Compensation
                              ------------------                ---------------------------------------------
                                                                Awards                    Payments
                                                                ------------------------  -------------------
                                                                              Securities
                                                  Other Annual                  Under-                 All
                                                     Compen-     Restricted      Lying                other
    Name And                                         Sation         Stock      Options/      LTIP    Compen-
Principal Position     Year    Salary   Bonuses        ($)        Award(s)       SARs      Payouts    sation
    (Note 1.)                   ($)       ($)          (e)           ($)          (#)        ($)       ($)
       (a)              (b)     (c)       (d)                        (f)          (g)        (h)       (i)
---------------------  -----  --------  --------  -------------  -----------  -----------  --------  --------
Cameron Richardson      2002     1,440       -0-            -0-  None         None         None           -0-
President and           2001     6,186       -0-            -0-  None         None         None           -0-
Director (2)            2000     6,744       -0-            -0-  None         None         None           -0-
---------------------  -----  --------  --------  -------------  -----------  -----------  --------  --------
John A.A. James         2002       -0-       -0-            -0-  None         None         None           -0-
Director                2001       -0-       -0-            -0-  None         None         None           -0-
                        2000   154,950       -0-            -0-  None         None         None           -0-
---------------------  -----  --------  --------  -------------  -----------  -----------  --------  --------
David Jenkins           2002       -0-       -0-            -0-  None         None         None           -0-
Former President and    2001    30,000       -0-            -0-  None         None         None           -0-
Former Director (2)     2000    60,000       -0-            -0-  None         None         None           -0-
---------------------  -----  --------  --------  -------------  -----------  -----------  --------  --------

Note 1. None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2002 the entire board of directors acted as the Company's compensation committee.

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

                       Option/SAR Grants in Last Fiscal Year
                                (Individual Grants)
----------------------------------------------------------------------------------
                                         Percent Of
                          Number of    Total Options/
                          Securities    SARs Granted
                          Underlying    To Employees     Exercise Or   Expiration
                         Option/SARs      In Fiscal      Base Price       Date
Name                     Granted (#)        Year           ($/Sh)        (M/D/Y)
(a)                          (b)             (c)             (d)           (e)
-----------------------  ------------  ---------------  -------------  -----------
Cameron Richardson  (1)  None                       0%  $           0
-----------------------  ------------  ---------------  -------------  -----------
John A.A. James (1)      None                       0%  $           0
-----------------------  ------------  ---------------  -------------  -----------

Note 1.   No  options  were  awarded  in  2002.

(C)  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------
                                                   Number of
                                                   Securities          Value Of
                                                   Underlying         Unexercised
                                                  Unexercised        In-The-Money
                        Shares                    Options/SARs       Options/SARs
                       Acquired        Value      At FY-End ($)   At FY-End ($0.170)
                     On Exercise     Realized      Exercisable/      Exercisable/
      Name               (#)            ($)       Unexercisable      Unexercisable
      (a)                (b)            (c)            (d)                (e)
-------------------  ------------  -------------  --------------  -------------------
Cameron Richardson   None          None           None            $                 0
-------------------  ------------  -------------  --------------  -------------------
John A.A. James      None          None           None            $                 0
-------------------  ------------  -------------  --------------  -------------------

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation of Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2002 non-officers directors received a total of $0 in consulting fees.

(F) Employment Contracts and termination of employment and change-in-control arrangements.

     None of the Company's officers or directors was party to an employment agreement with the Company.

(G)  Report on repricing of options/SARs.

     At no time during the last completed fiscal year did the registrant, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 14, 2003 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 14, 2003 there were 17,328,731 shares of Common Stock issued and outstanding.

(A)  Security Ownership of Certain Beneficial Owners

Name and Address of                Amount and Nature   Percentage of
Beneficial Owner                  of Beneficial Owner      Class
--------------------------------  -------------------  --------------
David Jenkins (1)                           5,042,559         29.099%
1505 - 1060 Alberni Street,
Vancouver, B.C., Canada V6E 4K2
--------------------------------  -------------------  --------------

Note 1. The listed beneficial owner does not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

(B)  Security Ownership of Management

Name and Address of                      Amount and Nature   Percentage of
Beneficial Owner                        of Beneficial Owner      Class
--------------------------------------  -------------------  --------------
Officers and Directors (1) (2)
--------------------------------------  -------------------  --------------
Cameron Richardson                                        0              *
2 - 238 West 4th Street,
North Vancouver, B.C., Canada V6E 4K2
--------------------------------------  -------------------  --------------
Antonino G. Cacace                                    8,333              *
Crud-y-Gloyat
Carswell Bay
Swansea Wales, U.K.
--------------------------------------  -------------------  --------------
John A.A. James                                     272,870          1.575%
2055 South Ingalls Way,
Lakewood, Colorado
U.S.A. 80227-2515
--------------------------------------  -------------------  --------------
Officers and Directors (3 persons)                  281,203          1.623%
--------------------------------------  -------------------  --------------

Note 1. No securities were authorized for issuance under equity compensation plans.
Note 2. The listed beneficial owners do not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.
*   Less  than  1%.

(C)  Changes in Control

     There were no arrangements during the last completed fiscal year or subsequent period to March 14, 2003 which would result in a change in control of the Company.


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

     Included in accounts payable at December 31, 2002 is $0 (2001 - $134,374) due to a director, a former director and a company controlled by a former director in respect of salaries, consulting fees and reimbursement for operating expenses.

     The Company believes that consulting fees and reimbursement for operating expenses paid to directors or corporations owned by directors are comparable to amounts that would have been paid to at arms length third party providers of such services.

     There have been no transactions or proposed transactions with promoters during the last two years to which the Company is or was a party.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(1) FINANCIAL STATEMENTS - Reference is made to the Financial Statements appearing on pages F-1, through F-17

(A)       Exhibits

3.1.1     Certificate of Incorporation*
3.1.2     Certificate of Amendment  to  the Certificate of Incorporation*
3.1.3     Certificate of Restoration  and  Renewal  of  Certificate  of
          Incorporation*
3.2.1     By-laws*
3.2.2     Amended  and  Restated  By-laws*
13.1      Form 10-QSB for the Quarter ended March 31, 2002*
13.2      Form 10-QSB for the Quarter ended June 30, 2002*
13.3      Form 10-QSB for the Quarter ended September 30, 2002*
16.       Letter  on  change  in certifying  accountant*
--------
*  Previously  Filed

(B)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Aurora  Gold  Corporation
                                                 -------------------------
                                                 Registrant

Date:  March 24, 2003                       BY:  /s/  A. Cameron Richardson
       --------------                            --------------------------
                                                 Cameron  Richardson
                                                 Director

Date:  March 24, 2003                       BY:  /s/  John A.A. James
       --------------                            --------------------
                                                 John A.A. James
                                                 Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 24, 2003                       BY:  /s/  A. Cameron Richardson
       --------------                            --------------------------
                                                 Cameron Richardson
                                                 Director and President

Date:  March 24, 2003                       BY:  /s/  John A.A. James
       --------------                            --------------------
                                                 John A.A. James
                                                 Director and Secretary


                                 CERTIFICATIONS
                                 --------------

I, A. Cameron Richardson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Aurora Gold Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003                       BY:  /s/  A. Cameron Richardson
       --------------                            --------------------------
                                                 Cameron Richardson
                                                 Director, President & CFO


I, John A.A. James, certify that:

1. I have reviewed this annual report on Form 10-KSB of Aurora Gold Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003                       BY:  /s/  John A.A. James
       --------------                            --------------------
                                                 John A.A. James
                                                 Director

EXHIBIT (1)    THE  FOLLOWING  FINANCIAL STATEMENTS REQUIRED TO BE INCLUDED IN
               ITEM  8  ARE  LISTED  BELOW

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS - December 31, 2001

             Financial Statements                           Page
             --------------------                           ----

Report of Independent Accountants                           F-2
Balance Sheets                                              F-3
Statements of Changes in Stockholders' Equity (Deficiency)  F-4
Statements of Operations                                    F-5
Statements of Cash Flows                                    F-6
Significant Accounting Policies                             F-7 to F-13
Notes to Financial Statements                               F-13 to F-17


Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

               AURORA GOLD CORPORATION
               (An exploration stage enterprise)

               Financial Statements
               (EXPRESSED IN U.S. DOLLARS)

               December 31, 2002 and 2001





               INDEX
               -----

               Report of Independent Accountants

               Balance Sheets

               Statements of Stockholders' Equity (Deficiency)

               Statements of Operations

               Statements of Cash Flows

               Notes to Financial Statements




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

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

AURORA GOLD CORPORATION
(An exploration stage enterprise)


We have audited the balance sheets of AURORA GOLD CORPORATION (An exploration stage enterprise) ("the Company") as at December 31, 2002 and 2001, the statements of stockholders' equity (deficiency) for the period from January 1, 2001 to December 31, 2002, and the statements of operations and cash flows and cumulative data from October 10, 1995 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of their operations and their cash flows and cumulative data for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada                             "MOORE STEPHENS ELLIS FOSTER LTD."
March 3, 2003                                       Chartered Accountants


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

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Balance Sheets
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
=============================================================================================
                                                                       2002          2001
---------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                             $       987   $        92
  Receivables                                                            1,851           593
  Investments (Note 3)                                                       -        65,050
---------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     2,838        65,735

FIXED ASSETS (Note 4)                                                    8,187        17,225
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $    11,025   $    82,960
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (Note 12)               $    42,360   $    28,783
  Loans payable (Note 6)                                                     -       445,311
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                       42,360       474,094
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    50,000,000 common shares, with par value of $0.001 per share
  Issued:
    16,581,981 (2001 - 12,873,943) common shares                        16,582        12,874

ADDITIONAL PAID-IN CAPITAL                                           3,622,655     3,271,163

ACCUMULATED (DEFICIT)                                               (3,670,572)   (3,533,243)

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
  Unrealized loss on securities available for sale (Note 3)                  -      (141,928)
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)                                      (31,335)     (391,134)
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)            $    11,025   $    82,960
=============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MOORE STEPHENS ELLIS FOSTER LTD.       F3

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Statements of Stockholders' Equity (Deficiency)
January 1, 2001 to December 31, 2002
(EXPRESSED IN U.S. DOLLARS)
===========================================================================================================================
                                                                                               Accumulated        Total
                                     Common Stock     Additional     Compre-                      other          stock-
                               ---------------------    paid-in      hensive    Accumulated   comprehensive     holders'
                                  Shares     Amount     capital      (loss)      (deficit)    income (loss)   (deficiency)
---------------------------------------------------------------------------------------------------------------------------

BALANCE,
  December 31, 2000             12,873,943   $12,874  $3,271,163  $             $(3,661,788)  $           -   $   (377,751)

Net income for the year                  -         -           -      128,545       128,545               -        128,545

Change in unrealized
  investment gains (losses)              -         -           -     (141,928)            -        (141,928)      (141,928)
---------------------------------------------------------------------------------------------------------------------------

Total comprehensive (loss)                                            (13,383)
                                                                  ------------
BALANCE,
  December 31, 2001             12,873,943    12,874   3,271,163                 (3,533,243)       (141,928)      (391,134)

Issuance of common stock for
  settlement of indebtedness     3,708,038     3,708     351,492                                          -        355,200


Net (loss) for the year                  -         -           -     (137,329)     (137,329)              -       (137,329)

Change in unrealized
  investment gains (losses)              -         -           -      141,928             -         141,928        141,928
---------------------------------------------------------------------------------------------------------------------------

Total comprehensive (loss)                                        $    (8,784)
                                                                  ============
BALANCE, December 31, 2002      16,581,981   $16,582  $3,622,655                $(3,670,572)  $           -   $    (31,335)
================================================================                ===========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MOORE STEPHENS ELLIS FOSTER LTD.       F4

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
=======================================================================================
                                               Cumulative
                                               October 10        Year          Year
                                           1995 (inception)      Ended         Ended
                                            to December 31    December 31   December 31
                                                  2002           2002          2001
---------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization               $     44,258   $      9,038   $     8,766
  Interest, bank charges and
    foreign exchange                                42,933          2,098         1,674
  Administrative and general                       622,665         12,599        15,497
  Professional fees - accounting and legal         347,035          6,086        10,039
  Property search and negotiation                   83,561         83,561             -
  Salaries and consulting fees                     854,097          1,440        51,527
---------------------------------------------------------------------------------------

                                                 1,994,549        114,822        87,503

EXPLORATION EXPENSES (RECOVERY)                  1,400,779         (1,970)          620

WRITEOFF OF MINERAL PROPERTY COSTS                 172,981              -             -
---------------------------------------------------------------------------------------

                                                 3,568,309        112,852        88,123
---------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Gain on disposition of subsidiary (Note 7)       216,474              -       216,474
  Interest income                                   22,348             10           194
  (Loss) on sale of investments (Note 3)           (24,487)       (24,487)            -
 Operating (loss) of Spun-off operations          (316,598)             -             -
---------------------------------------------------------------------------------------

                                                  (102,263)       (24,477)      216,668
--------------------------------------------  -------------  -------------  -----------

NET INCOME (LOSS) FOR THE PERIOD              $ (3,670,572)  $   (137,329)  $   128,545
=======================================================================================
EARNINGS (LOSS) PER SHARE
 - basic and diluted                                         $      (0.01)  $      0.01
=======================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                          14,576,430    12,873,943
=======================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MOORE STEPHENS ELLIS FOSTER LTD.       F5

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
==========================================================================================
                                                  Cumulative
                                                  October 10        Year          Year
                                               1995 (inception)     Ended        Ended
                                                to December 31   December 31   December 31
                                                     2002           2002          2001
------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  Net income (loss) for the period               $ (3,670,572)  $   (137,329)  $ 128,545
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    - depreciation and amortization                    44,258          9,038       8,766
    - compensation on stock options                   720,500              -           -
    - expenses satisfied with common stocks           379,742         60,388           -
    - writeoff of mineral property costs              172,981              -           -
    - adjustment for spin-off of Aurora Metals
        (BVI) Limited                                 316,498              -           -
    - loss on sale of investments (Note 3)             24,487         24,487           -

  Changes in assets and liabilities:
    - (increase) in receivables                      (208,829)        (1,258)       (200)
    - increase (decrease) in accounts payable         460,517         13,577    (138,704)
------------------------------------------------------------------------------------------
                                                   (1,760,418)       (31,097)     (1,593)
------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  INVESTING ACTIVITIES
  Purchase of fixed assets                            (55,383)             -           -
  Proceeds on disposal of fixed assets                 14,449              -           -
  Acquisition of mineral property costs              (172,981)             -           -
  Payment for incorporation cost                      (11,511)             -           -
------------------------------------------------------------------------------------------
                                                     (225,426)             -           -
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock            1,954,839              -           -
  Loan proceeds                                        31,992         31,992           -
------------------------------------------------------------------------------------------
                                                    1,986,831         31,992           -
------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        987            895      (1,593)

CASH AND CASH EQUIVALENTS, beginning of period              -             92       1,685
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period         $        987   $        987   $      92
==========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MOORE STEPHENS ELLIS FOSTER LTD.       F6

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Aurora Gold, S.A.

          The Company has abandoned its wholly-owned Guatamalan inactive subsidiary Aurora Gold, S.A.

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


MOORE STEPHENS ELLIS FOSTER LTD.       F7

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

     (e)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2002 and 2001, the Company did not have proven reserves.

          Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

          Costs related to site restoration programs are accrued over the life of the project.

     (f)  Stock-Based Compensation

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation. SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

          The Company did not grant any stock options during the fiscal year 2002 and 2001.


MOORE STEPHENS ELLIS FOSTER LTD.       F8

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES   (continued)

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended December 31, 2002 and 2001.

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

     (i)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of December 31, 2002 and 2001, the Company has no deposit in a bank beyond insured limits.

     (j)  Long-Lived Assets Impairment

          Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

     (k)  Fair Value of Financial Instruments

          The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, accounts payable and accrued liabilities and loan payables. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.


MOORE STEPHENS ELLIS FOSTER LTD.       F9

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     (l)  Accounting for Derivative Instruments and Hedging Activities

          The Company has adopted Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     (m)  Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (n)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Diluted loss per share is equivalent to basic loss per share.


MOORE STEPHENS ELLIS FOSTER LTD.       F10

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES  (continued)

     (o)  Comprehensive Income

          The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS 130 did not change the current accounting treatments for components of comprehensive income.

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


MOORE STEPHENS ELLIS FOSTER LTD.       F11

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES  (continued)

     (p)  New Accounting Pronouncements (continued)

          In April 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 145 (SFAS 145), Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishments, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements, which amended SFAS 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS 145 is effective for fiscal years beginning January 1, 2002. The adoption of SFAS 145 will not have an impact on the Company's financial statements.

          In June 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have an impact on the Company's financial statements.

          In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 148 (SFAS 148), Accounting for Stock-based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-based Compensation, to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 will not have an impact on the Company's financial statements.

          In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 will not have impact on the Company's financial statements.


MOORE STEPHENS ELLIS FOSTER LTD.       F12

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (p)  New Accounting Pronouncements (continued)

          In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has not determined the impact FIN 46 may have on the financial statements.

3.   INVESTMENTS

     Investments consist of available-for-sale securities and are summarized as follows:

---------------------------------------------------------------------------------------
                                        Gross        Gross
                                      unrealized    realized    Accumulated
                                        gains        gains      unrealized     Market
                            Cost       (losses)     (losses)      losses        value
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
December 31, 2001        $ 206,978   $  (141,928)  $       -   $   (141,928)  $ 65,050

Change during the year:
  Additions                 98,660             -           -              -          -
  Assignment to offset
    notes payable         (305,638)      141,928     (24,487)       141,928    (65,050)
---------------------------------------------------------------------------------------
December 31, 2002        $       -   $         -   $ (24,487)  $          -   $      -
=======================================================================================

     During the year, the Company assigned all its investments to companies related by common management to offset related notes payable for total proceeds of $281,151 and realized a loss of $24,487.

4.   FIXED  ASSETS

-------------------------------------------------
                               2002       2001
-------------------------------------------------
Computer equipment           $ 15,125   $ 15,125
Telecommunication equipment     1,875      1,875
Office equipment               13,583     13,583
-------------------------------------------------
                               30,583     30,583
Accumulated depreciation      (22,396)   (13,358)
-------------------------------------------------
                             $  8,187   $ 17,225
=================================================


MOORE STEPHENS ELLIS FOSTER LTD.       F13

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.   MINERAL PROPERTIES AND EXPLORATION EXPENSES

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

     The Company's interest in this property is still in good standing.

6.   LOANS PAYABLE

     The loans were payable to companies related by common management. They were unsecured, non-interest bearing and due on demand. During the fiscal year 2002, the Company transferred its investments of available-for-sale securities at fair market value to payoff these loans.

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


MOORE STEPHENS ELLIS FOSTER LTD.       F14

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

     There were no stock options granted during the fiscal year 2001 and 2002 and there is no pro-forma effect in the net loss for the period and loss per share.

9.   RELATED  PARTY  TRANSACTIONS

     Related party transactions not disclosed elsewhere in these financial statements:

     (a) Included in accounts payable is $Nil (2001 - $134,374) due to a director, a former director and a company controlled by the former director in respect of salaries, consulting fees and reimbursement for expenses.

     (b) During the fiscal year 2002, salaries and consulting fees of $1,440 (2001 - $36,186) were paid or are payable to a director and a former director.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.


MOORE STEPHENS ELLIS FOSTER LTD.       F15

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

10.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

     (a) On July 30, 2001, Aurora Metals (BVI) Limited ("Aurora Metals") settled $206,978 in outstanding debt with the Company with the issuance of 295,683 shares in Aurora Metals.

     (b) In fiscal year 2002, the Company settled loans payable in the amount of $255,666 to companies related by common management by the assignment of all its holdings of Aurora Metals shares.

     (c) In fiscal year 2002, the Company acquired certain available-for-sales securities at a cost of $98,662 and settled the obligation by issuing 986,605 shares of common stock.

     (d) In fiscal year 2002, the Company settled various debts with the issuance of shares of common stock as follows:

----------------------------------------------------------
FISCAL YEAR 2002                    Conversion
Month of Settlement  Indebtedness      Price      Shares
----------------------------------------------------------
May                  $      35,000  $     0.150    233,333
May                         50,000        0.065    769,231
May                         33,088        0.085    389,286
May                         14,315        0.070    204,501
May                        113,135        0.125    905,082
May                         11,000        0.050    220,000
December                    98,662        0.100    986,605
                     -------------               ---------
                     $     355,200               3,708,038
                     =============               =========


The carrying value of the indebtedness approximated the fair value of the common shares issued.


MOORE STEPHENS ELLIS FOSTER LTD.       F16

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

11.  INCOME TAXES

     (a) The Company has net losses for tax purposes totalling approximately $2,609,000 which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2002 and 2001. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

          The right to claim these losses expires as follows:

                    ---------------------------------
                    2011                   $  231,000
                    2012                      564,000
                    2018                      331,000
                    2019                      795,000
                    2020                      550,000
                    2022                      138,000
                    ---------------------------------
                                           $2,609,000
                    =================================

     (b) The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

          ----------------------------------------------------------------------
                                                             2002        2001
          ----------------------------------------------------------------------

          Tax loss carryforwards                          $ 887,000   $ 865,000
          Valuation allowance                              (887,000)   (865,000)
          ----------------------------------------------------------------------
                                                          $       -   $       -
          ======================================================================


12.  SUBSEQUENT EVENTS

     Subsequent to December 31, 2002, indebtedness totalling $37,336 was settled with the issuance of 746,750 shares of common stock.

13.  CUMULATIVE FIGURES

     Certain 2001 cumulative figures have been reclassified to conform with the financial statement presentation adopted for 2002.


MOORE STEPHENS ELLIS FOSTER LTD.       F17