Form 10QSB
period 2003-03-31
AURORA GOLD CORP
filed 2003-05-15
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003
                                    --------------

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        For the transition period from              to
                                    -------------  -----------------

        Commission file number 0-24393
                               -------

AURORA GOLD CORPORATION
-----------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                               13-3945947
--------                                               ----------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                   Identification No.)

P.O. Box 3711 STN TERMINAL, 349 West Georgia Street,
Vancouver B.C. Canada V6B 3Z1
----------------------------------------------------
(Address of principal executive offices)

(604) 687-4432
--------------
(Issuer's Telephone Number)

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,328,731 shares of Common Stock were outstanding as of March 31, 2003.

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


                                      INDEX

                                                                        Page No.
PART I.   Financial Information

Item 1.   Financial Statements
          Balance Sheets --                                                3
          March 31, 2003 and December 31, 2002

          Statements of Operations --                                      4
          Three-Months Ended March 31, 2003

          Statements of Cash Flows --                                      5
          Three-Months Ended March 31, 2003

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    9

PART II.  Other Information

Item 1.   Legal Proceedings                                               12

Item 2.   Changes in Securities                                           12

Item 3.   Defaults Upon Senior Securities                                 12

Item 4.   Submission of Matters to A Vote of Security Holders             12

Item 5.   Other Information                                               12

Item 6.   Exhibits and Reports on Form 8-K                                12

Signatures                                                                13


AURORA GOLD CORPORATION
(An exploration stage enterprise)

Balance Sheets
March 31, 2003 and December 31, 2002


(Expressed in U.S. Dollars)                                            March 31     December 31
(Unaudited)                                                              2003          2002
------------------------------------------------------------------------------------------------

ASSETS
Current
  Cash                                                               $     1,004   $        987
  Receivables                                                              1,995          1,851
  Investments                                                                  -              -
------------------------------------------------------------------------------------------------
Total current assets                                                       2,999          2,838

Fixed assets                                                               7,414          8,187
------------------------------------------------------------------------------------------------
Total Assets                                                         $    10,413   $     11,025
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
  Accounts payable and accrued liabilities                           $     7,389   $     42,360
  Loans payable                                                                -              -
------------------------------------------------------------------------------------------------
Total Liabilities                                                          7,389         42,360
================================================================================================

Stockholders' Equity (Deficiency)
  Share Capital
    Authorized
      50,000,000 common shares, with par value $0.001 each
    Issued
      17,328,731 (2002 - 16,581,981) common shares                        17,329         16,582
      Additional paid-in capital                                       3,659,244      3,622,655
      Accumulated (deficit)                                           (3,673,549)    (3,670,572)
      Accumulated other comprehensive (loss),
        unrealized loss on securities available for sale                       -              -
------------------------------------------------------------------------------------------------
Stockholders' (deficiency)                                                 3,024        (31,335)
------------------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficiency)                     $    10,413   $     11,025
================================================================================================

The accompanying notes are an integral part of these financial statements


AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                     Cumulative
Statements of Operations                             October 10       Three months    Three months
(Expressed in U.S. Dollars)                     1995 (inception)             ended           ended
(Unaudited)                                         to March 31           March 31        March 31
                                                           2003               2003            2002
---------------------------------------------------------------------------------------------------

General and administrative expenses
  Depreciation and amortization                 $         45,031   $         773   $       2,464
  Interest, bank charges and foreign exchange             42,933               -             200
  Administrative and general                             622,073             592)          2,171
  Professional fees - accounting and legal               348,241           1,206            (428)
  Property search and negogiation                         83,561               -               -
  Salaries and consulting fees                           854,097               -           1,438
---------------------------------------------------------------------------------------------------
                                                       1,995,936           1,387           5,845

Exploration expenses (recovery)                        1,402,374           1,595             829
Write off of mineral property costs                      172,981               -               -
---------------------------------------------------------------------------------------------------

                                                       3,571,291           2,982           6,674
---------------------------------------------------------------------------------------------------
Other income (loss)
  Gain on disposition of subsidiary                      216,474               -               -
  Interest income                                         22,353               5               1
  (Loss) on sale of investments                          (24,487)              -               -
  Operating (loss)  of Spun-off operations              (316,598)              -               -
---------------------------------------------------------------------------------------------------
                                                        (102,258)              5               1


Net income (loss) for the period                      (3,673,549)         (2,977)         (6,673)
---------------------------------------------------------------------------------------------------

Income (loss) per share, basic and diluted                         $       (0.00)  $       (0.00)
---------------------------------------------------------------------------------------------------

Weighted average number of
    common shares outstanding
    - basic and diluted                                               17,026,675      12,873,943
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                                  Cumulative
Statements of Cash Flows                                          October 10       Three months    Three months
(Expressed in U.S. Dollars)                                 1995 (inception)              ended           ended
(Unaudited)                                                      to March 31           March 31        March 31
                                                                        2003               2003            2002
---------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net income (loss) for the period                          $     (3,673,549)  $      (2,977)  $      (6,675)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      -depreciation and amortization                                  45,031             773           2,463
      -compensation on stock options                                 720,500               -               -
      -expenses and loans satisfied with common stock                417,078          37,336               -
      -write off of mineral properties                               172,981               -               -
      -adjustment for spin-off of Aurora Metals (BVI) Ltd            316,498               -               -
      -loss on sale of investments                                    24,487               -               -
Changes in assets and liabilities:
    -(increase) decrease in receivables                             (208,973)           (144)              -
    -increase (decrease) in accounts payable                         425,546         (34,971)          4,141
---------------------------------------------------------------------------------------------------------------
                                                                  (1,760,401)             17             (71)
---------------------------------------------------------------------------------------------------------------


Cash flows from (used in) investing activities
  Purchase of fixed assets                                           (55,383)              -               -
  Proceeds on disposal of fixed assets                                14,449               -               -
  Acquisition of mineral property costs                             (172,981)              -               -
  Payment for incorporation cost                                     (11,511)              -               -
---------------------------------------------------------------------------------------------------------------
                                                                    (225,426)              -               -
---------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
  Proceeds from issuance of common stock                           1,954,839               -               -
  Loan proceeds                                                       31,992               -               -
---------------------------------------------------------------------------------------------------------------
                                                                   1,986,831               -               -
---------------------------------------------------------------------------------------------------------------


Increase (decrease) in cash for the period                             1,004              17             (71)
Cash and cash equivalents, beginning of period                             -             987              92
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $          1,004   $       1,004   $          21
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

     Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)
     -------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Aurora Gold S.A. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Aurora Gold Corporation Annual Report on Form 10-KSB for the year ended December 31, 2002 should be reviewed in connection with these condensed consolidated financial statements.

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

             Computer equipment                   2 years
             Telecommunication equipment          5 years
             Office equipment                     5 years


     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2003 and December 31, 2002, the Company did not have proven reserves.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended
          March  31,  2003  and  December  31,  2002.

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

4    Fixed  Assets
------------------------------------------------------------------------------

                                            March 31 2003    December 31 2002
------------------------------------------------------------------------------

Computer equipment                         $       15,125   $          15,125
Telecommunication equipment                         1,875               1,875
Office equipment                                   13,583              13,583
------------------------------------------------------------------------------
                                                   30,583              30,583
Accumulated depreciation and amortization         (23,169)            (22,396)
------------------------------------------------------------------------------
                                           $        7,414   $           8,187
==============================================================================


5.   Loans  Payable

     Loans  payable  are  unsecured,  non-interest  bearing  and  due on demand.

6.   Outstanding  Options

     At March 31, 2003 and December 31, 2002 the Company had No options outstanding.

7.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the three-month period ended March 31, 2003, salaries and consulting fees of $0 (2002 - $1,438) were paid or are payable to directors.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

8.   Reclassifications

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


(B) Significant developments during the three-month period ended March 31, 2003.

     During the three month period ended March 31, 2003 the Company continued to examine data relating to the potential acquisition of exploration properties in Mexico and the United States of America.

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

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $1,595 during the three-months ended March 31, 2003 (2002 - $829).

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

(D)  Financial  Information

     (a) Three Months Ended March 31, 2003 (Fiscal 2003) versus Three Months Ended March 31, 2002 (Fiscal 2002)

     For the three months ended March 31, 2003 the Company recorded a loss of $2,977 or $0.00 per share, compared to a loss of $6,673 ($0.00 per share) in 2002.

     General and administrative expenses - For the three month period ended March 31, 2003 the Company recorded general and administrative expenses of $614 (fiscal 2002 - $3,381). The fiscal 2003 amount includes, professional fees - accounting $1,206 (fiscal 2002 - $-1,428) and legal $0 (fiscal 2002
     -  $1,000).

     Exploration expenditures - For the three months ended March 31, 2003 the Company recorded exploration expenses of $1,595, compared to $829 in fiscal 2002. The following is a breakdown of the exploration expenses by property:
     -  Canada,  Kumealon  property  $1,595  (2002  -  $829);

     Amortization expenditures - For the three months ended March 31, 2003 the Company recorded depreciation costs of $773, compared to $2,464 in fiscal 2002.

     (b) Three Months Ended March 31, 2002 (Fiscal 2002) versus Three Months Ended March 31, 2001 (Fiscal 2001)

     For the three months ended March 31, 2002 the Company recorded a loss of $6,673 or $0.00 per share, compared to income of $183,008 ($0.01 per share) in 2001.

     General and administrative expenses - For the three month period ended March 31, 2002 the Company recorded general and administrative expenses of $3,381 (fiscal 2001 - $31,587). The fiscal 2002 amount includes, professional fees - accounting $-1,428 (fiscal 2001 - $3,379) and legal $1,000 (fiscal 2001 - $2,881).

     Exploration expenditures - For the three months ended March 31, 2002 the Company recorded exploration expenses of $829, compared to $880 in fiscal 2001. The following is a breakdown of the exploration expenses by property:
     -  Canada,  Kumealon  property  $829  (2001  -  $880);

     Amortization expenditures - For the three months ended March 31, 2002 the Company recorded depreciation costs of $2,464 compared to $1,147 in fiscal 2001

(E)  Capital  Resources  and  Liquidity.

     At March 31, 2003, the Company had cash of $1,004 (2002 - $21) and working capital deficiency of $4,390 (2002 working capital deficiency - $388,917) respectively. Total liabilities as of March 31, 2003 were $7,389 (2002 - $478,235), a decrease of $470,846. During the three months ended March 31, 2003 net proceeds from the issuance of common stock were $0 (2002 - $0). During the three months ended March 31, 2003 investing activities consisted of additions to mineral properties $0 (2002 - $0) and additions to fixed assets $0 (2002 - $0). For the three months ended March 31, 2003 the Company recorded a loss of $2,977, or $0.00 per share, compared to a loss of $6,673 ($0.00 per share) in 2002.

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

(F)  Plans  for  Year  2003.

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

(G)  Application  of  Critical  Accounting  Policies.

     The preparation of its consolidated financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its December 31, 2002 consolidated financial statements. The Company's accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities. Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2003 and December 31, 2002, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been an impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

(H)  Off-balance  Sheet  Arrangements  and  Contractual  Obligations.

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

(I)  Market  Risk  Disclosures.

     The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.



                         PART 11.     OTHER INFORMATION

ITEM  1.     Legal  Proceedings

             The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM  2.     Changes  in  Securities

             In February 2003, indebtedness totaling $37,336 was settled with the issuance of 746,750 shares of common stock.

ITEM  3.     Defaults  Upon  Senior  Securities

             Not  Applicable

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

             Not Applicable

ITEM  5.     OTHER  INFORMATION

             None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

3.1.1  Certificate  of  Incorporation*
3.1.2  Certificate  of  Amendment  to  the  Certificate  of  Incorporation*
3.1.3  Certificate  of  Restoration and Renewal of Certificate of Incorporation*
3.2.1  By-laws*
3.2.2  Amended  and  Restated  By-laws*
16.    Letter  on  change  of  certifying  accountant*
--------
*  Previously  Filed

(b)  Reports  on  Form  8-K

     No reports on form 8-K were filed during the quarter covered by this report.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Aurora  Gold  Corporation
                                        -------------------------
                                        Registrant

Date:     May  12,  2003                BY:   /s/  A.  Cameron Richardson
          --------------                     -----------------------------------
                                             Cameron  Richardson
                                             Director

Date:     May  12, 2003                 BY:   /s/ John A.A. James
          -------------                       ----------------------------------
                                              John  A.A.  James
                                              Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     May  12,  2003                BY:   /s/  A.  Cameron Richardson
          --------------                     -----------------------------------
                                             Cameron  Richardson
                                             Director and President

Date:     May  12, 2003                 BY:   /s/ John A.A. James
          -------------                       ----------------------------------
                                              John  A.A.  James
                                              Director and Secretary


                                 CERTIFICATIONS
                                 --------------
I,  A.  Cameron  Richardson,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Aurora Gold Corporation;

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

Date:     May 12, 2003            BY:   /s/ A. Cameron Richardson
          ------------                  -------------------------
                                        A.  Cameron  Richardson
                                        Director,  President  &  CFO


I,  John  A.A.  James,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Aurora Gold Corporation;

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

Date:     May  12, 2003                BY:   /s/ John A.A. James
          -------------                      -------------------
                                             John  A.A.  James
                                             Director