Form 10QSB
period 2003-06-30
AURORA GOLD CORP
filed 2003-07-22
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003
                                       -------------

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


P.O. Box 3711 STN TERMINAL, 349 West Georgia Street, Vancouver B.C. Canada
---------------------------------------------------------------------------
V6B 3Z1
-------
(Address of principal executive offices)

(604)  687-4432
---------------
(Issuer's  Telephone  Number)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES [ ]   NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,328,731 shares of Common Stock were outstanding as of June 30, 2003.

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



                                      INDEX


                                                                        Page No.

PART I.  Financial Information

Item 1.  Financial Statements
         Balance Sheets --                                                   3
         March 31, 2003 and December 31, 2002

         Statements of Operations --                                         4
         Three-Months Ended March 31, 2003

         Statements of Cash Flows --                                         5
         Three-Months Ended March 31, 2003

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       9

Item 3.  Controls and Procedures                                            12

PART II. Other Information

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities                                              12

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Submission of Matters to A Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  13

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Balance Sheet
June 30, 2003 and December 31, 2002
(Expressed in U.S. Dollars)                                              June 30    December 31
(Unaudited)                                                                 2003           2002
------------------------------------------------------------------------------------------------

ASSETS
Current
     Cash                                                            $         7   $        987
     Receivables                                                           2,090          1,851
------------------------------------------------------------------------------------------------
Total current assets                                                       2,097          2,838

Fixed assets                                                               6,641          8,187
------------------------------------------------------------------------------------------------
Total Assets                                                         $     8,738   $     11,025
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
     Accounts payable and accrued liabilities                        $    14,344   $     42,360
------------------------------------------------------------------------------------------------
Total Liabilities                                                         14,344         42,360
------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficiency)
     Share Capital
          Authorized
               50,000,000 common shares, with par value $0.001 each
          Issued
               17,328,731 (2002 - 16,581,981) common shares               17,329         16,582
          Additional paid-in capital                                   3,659,244      3,622,655
          Accumulated (deficit)                                       (3,682,179)    (3,670,572)
------------------------------------------------------------------------------------------------
Stockholders' (deficiency)                                                (5,606)       (31,335)
------------------------------------------------------------------------------------------------
Total liabilities and stockholders' (deficiency)                     $     8,738   $     11,025
================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                     Cumulative
Statements of Operations                              October 10    Three months    Three months     Six months    Six months
(Expressed in U.S. Dollars)                     1995 (inception)           ended           ended          ended         ended
(Unaudited)                                           to June 30         June 30         June 30        June 30       June 30
                                                            2003            2003            2002           2003          2002
-----------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Depreciation and amortization                 $         45,804   $         773   $       2,463   $     1,546   $     4,927
  Interest, bank charges and foreign exchange             42,940               7             448             7           648
  Administrative and general                             629,923           7,850          10,326         7,258        70,417
  Professional fees - accounting and legal               348,241               -           1,122         1,206           694
  Property search and negotiation                         83,561               -               -             -             -
  Salaries and consulting fees                           854,097               -               2             -         1,440
-----------------------------------------------------------------------------------------------------------------------------

                                                       2,004,566           8,630          14,361        10,017        78,126

Exploration expenses (recovery)                        1,402,374               -               -         1,595           829

Write off of mineral property costs                      172,981               -               -             -             -
-----------------------------------------------------------------------------------------------------------------------------

                                                       3,579,921           8,630          14,361        11,612        78,955
-----------------------------------------------------------------------------------------------------------------------------
Other income (loss)
  Gain on disposition of subsidiary                      216,474               -               -             -             -
  Interest income                                         22,353               -               -             5             1
  (Loss) on sale of investments                          (24,487)              -               -             -             -
  Operating (loss)  of Spun-off operations              (316,598)              -               -             -             -
-----------------------------------------------------------------------------------------------------------------------------

                                                        (102,258)              -               -             5             1
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                      (3,682,179)         (8,630)        (14,361)      (11,607)      (78,954)
-----------------------------------------------------------------------------------------------------------------------------

Income (loss) per share, basic and diluted                         $       (0.00)  $       (0.00)  $     (0.00)  $     (0.01)
-----------------------------------------------------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding
  - basic and diluted                                                 17,179,381      13,463,587    17,179,381    13,463,587
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                              Cumulative
Statements of Cash Flows                                      October 10    Six months    Six months
(Expressed in U.S. Dollars)                              1995 (inception)        ended         ended
(Unaudited)                                                   to June 30       June 30       June 30
                                                                    2003          2003          2002
-----------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net income (loss) for the period                      $     (3,682,179)  $   (11,607)  $   (78,954)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      -depreciation and amortization                              45,804         1,546         4,927
      -compensation on stock options                             720,500             -             -
      -expenses and loans satisfied with common stock            417,078        37,336       256,539
      -write off of mineral property costs                       172,981             -             -
      -adjustment for spin-off of
        Aurora Metals (BVI) Limited                              316,498             -             -
      -loss on sale of investments                                24,487             -             -
Changes in assets and liabilities:
    -(increase) decrease in receivables                         (209,068)         (239)          (18)
    -increase (decrease) in accounts payable                     432,501       (28,016)     (182,180)
-----------------------------------------------------------------------------------------------------
                                                              (1,761,398)         (980)          314
-----------------------------------------------------------------------------------------------------


Cash flows from (used in) investing activities
   Purchase of fixed assets                                      (55,383)            -             -
   Proceeds on disposal of fixed assets                           14,449             -             -
   Acquisition of mineral property costs                        (172,981)            -             -
   Payment for incorporation cost                                (11,511)            -             -
-----------------------------------------------------------------------------------------------------
                                                                (225,426)            -             -
-----------------------------------------------------------------------------------------------------


Cash flows from financing activities
   Proceeds from issuance of common stock                      1,954,839             -             -
   Loan proceeds                                                  31,992             -             -
-----------------------------------------------------------------------------------------------------
                                                               1,986,831             -             -
-----------------------------------------------------------------------------------------------------


Increase (decrease) in cash and cash equivalents                       7          (980)          314
Cash and cash equivalents, beginning of period                         -           987            92
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $              7   $         7   $       406
-----------------------------------------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Aurora Gold S.A. All inter-company transactions and balances have been eliminated. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

          Computer equipment                     2 years
          Telecommunication equipment            5 years
          Office equipment                       5 years



     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2003 and December 31, 2002, the Company did not have proven reserves.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended June 30, 2003 and December 31, 2002.

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

4    Fixed  Assets
     ------------------------------------------------------------------------
                                                      June 30    December 31
                                                         2003           2002
     ------------------------------------------------------------------------

     Computer equipment                              $ 15,125   $     15,125
     Telecommunication equipment                        1,875          1,875
     Office equipment                                  13,583         13,583
     ------------------------------------------------------------------------
                                                       30,583         30,583
     Accumulated depreciation and amortization        (23,942)       (22,396)
     ------------------------------------------------------------------------
                                                     $  6,641   $      8,187
     ========================================================================

5    Common  shares  outstanding

     As at June 30, 2003, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 17,328,731 common shares issued and outstanding at June 30, 2003.

6.   Outstanding  Options

     At June 30, 2003 and December 31, 2002 the Company had No options outstanding.

7.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the six-month period ended June 30, 2003, salaries and consulting fees of $0 (2002 - $1,440) were paid or are payable to directors.

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

(B) Significant developments during the six-month period ended June 30, 2003 and Subsequent Events

     During the six month period ended June 30, 2003 the Company continued to examine data relating to the potential acquisition of exploration properties in Mexico and the United States of America.

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

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $1,595 during the six-months ended June 30, 2003 (2002 - $829).

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

(D)  Results  of  Operations

(a) Six Months Ended June 30, 2003 (Fiscal 2003) versus Six Months Ended June 30, 2002 (Fiscal 2002)

     The Company issued 746,750 common shares (2002 - 2,721,433) to satisfy expenses and loans of $37,336 (2002 - $256,539).

     The Company had no operating revenues for the six month period ended June 30, 2003 (2002 - $0).

     For the six months ended June 30, 2003 the Company recorded a loss of $11,607 or $0.00 per share, compared to a loss of $78,954 ($0.01 per share) in 2002.

     General and administrative expenses - For the six month period ended June 30, 2003 the Company recorded general and administrative expenses of $10,017 (fiscal 2002 - $78,126). The fiscal 2003 amount includes, professional fees - accounting $1,206 (fiscal 2002 - $-681) and legal $0 (fiscal 2002 - $1,375).

     Exploration expenditures - For the six months ended June 30, 2003 the Company recorded exploration expenses of $1,595, compared to $829 in fiscal 2002. The following is a breakdown of the exploration expenses by property:
     -  Canada,  Kumealon  property  $1,595  (2002  -  $829);

     Amortization expenditures - For the six months ended June 30, 2003 the Company recorded depreciation costs of $1,546 (2001 - $4,927).

(b) Six Months Ended June 30, 2002 (Fiscal 2002) versus Six Months Ended June 30, 2001 (Fiscal 2001)

     The Company issued 2,721,433 common shares (2001 - 0) to satisfy expenses and loans of $256,539 (2001 - $0).

     The Company had no operating revenues for the six-month period ended June 30, 2002 (2001 - $0).

     General and administrative expenses - For the six-months ended June 30, 2002 the Company recorded general and administrative expenses of $78,126 compared to $66,984 in 2001.

     Professional fees - accounting and legal - For the six-months ended June 30, 2002 the Company recorded legal fees of $1,375 (2001 - $1,266). For the six-months ended June 30, 2002 the Company recorded accounting fees of $-681 (2001 - $1,493).

     Exploration expenditures - For the six-months ended June 30, 2002 the Company recorded exploration expenses of $829 (2001 - $880). The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $829 (fiscal 2001 - $880).

(E)  Capital  Resources  and  Liquidity.

     At June 30, 2003 the Company had cash of $7 (2002 - $406) and working capital deficiency of $12,247 (2002 working capital deficiency - $187,408) respectively. Total liabilities as of June 30, 2003 were $14,344 (2002 - $291,914), a decrease of $277,570. During the six months ended June 30, 2003 net proceeds from the issuance of common stock were $0 (2002 - $0). During the six months ended June 30, 2003 investing activities consisted of additions to mineral properties $0 (2002 - $0) and additions to fixed assets $0 (2002 - $0). For the six months ended June 30, 2003 the Company recorded a net loss of $11,607 ($0.00 per share), compared to a net loss of $78,954 ($0.01 per share) in 2002 and a net gain of $148,796 ($0.01 per share)  in  2001.

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

     See note 3 (c) Significant Accounting Policies - Mineral Properties and Exploration Expenses in the notes to the Interim Consolidated Financial Statements for the Company's policy on exploration costs and expenses.

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

ITEM  3.     Controls  and  Procedures

     (a) Within 90 days prior to the date of this report, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that the material financial, and non-financial information, required to be disclosed on Form 10-QSB, and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. Based on the foregoing, the Company's management, including the President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 240.15d-14(c) of the Securities Exchange Act of 1934, as amended) are effective.

     (b) There have been no significant changes in our internal controls, or in other factors, that could significantly affect these controls subsequent to the date of the evaluation hereof. No corrective actions were taken, therefore, with regard to significant deficiencies and material weaknesses.



                           PART 11.   OTHER INFORMATION

ITEM 1.   Legal  Proceedings

          The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM 2.   Changes  in  Securities

          No securities were issued during the three months ended June 30, 2003.

ITEM 3.   Defaults  Upon  Senior  Securities

          Not  Applicable

ITEM 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

          The Company held its Annual General Meeting on May 15, 2003. At the meeting two shareholders holding 5,093,881 shares were present in person and 4,420,468 shares were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:

     1. The election of Antonino Cacace and Cameron Richardson as the directors of the Company, and
     2. The appointment of Moore Stephens Ellis Foster Ltd., as independent accountants for the Company.


ITEM 5.   OTHER  INFORMATION

          None.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

3.1.1   Certificate of Incorporation*
3.1.2   Certificate of Amendment to the Certificate of Incorporation*
3.1.3   Certificate of Restoration and Renewal of Certificate of Incorporation*
3.2.1   By-laws*
3.2.2   Amended and Restated By-laws*

13.1    Form 10-QSB for the Quarter ended March 31, 2003*
16.     Letter on change of certifying accountant*
----
*  Previously  Filed

(b)  Reports  on  Form  8-K

          No reports on form 8-K were filed during the quarter covered by this report.


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Aurora Gold Corporation
                                              ---------------------------

                                              Registrant

Date:  July 21, 2003                          BY:  /s/ Cameron Richardson
       -------------                               ----------------------
                                                   Cameron Richardson
                                                   Director and President

Date:  July 21, 2003                          BY:  /s/ Antonino Cacace
       -------------                               ----------------------
                                                   Antonino Cacace
                                                   Director

                                 CERTIFICATIONS
                                 --------------

I,  Cameron  Richardson,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Aurora Gold Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 21, 2003                        BY:  /s/ Cameron Richardson
       -------------                             ----------------------
                                                     Cameron Richardson
                                                     Director, President and CFO