Form 10QSB
period 2003-09-30
AURORA GOLD CORP
filed 2003-11-10
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2003
                                         --------------------

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


P.O. Box 3711 STN TERMINAL, 349 West Georgia Street, Vancouver B.C. Canada
---------------------------------------------------------------------------
V6B 3Z1
--------
(Address of principal executive offices)

(604)  687-4432
---------------
(Issuer's Telephone Number)

__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,328,731 shares of Common Stock were outstanding as of September 30, 2003.

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


                                      INDEX

                                                                        Page No.

PART I.   Financial Information

Item 1.   Financial Statements
          Balance Sheets --                                               3
          September 30, 2003 and December 31, 2002

          Statements of Operations --                                     4
          Nine-Months Ended September 30, 2003

          Statements of Cash Flows --                                     5
          Nine-Months Ended September 30, 2003

          Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of  Operations                             9

Item 3.  Controls and Procedures                                          12

PART II. Other Information

Item 1.  Legal Proceedings                                                12

Item 2.  Changes in Securities                                            12

Item 3.  Defaults Upon Senior Securities                                  12

Item 4.  Submission of Matters to A Vote of Security Holders              12

Item 5.  Other Information                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Balance Sheet
September 30, 2003 and December 31, 2002
(Expressed in U.S. Dollars)                                           September 30    December 31
(Unaudited)                                                               2003           2002
--------------------------------------------------------------------------------------------------

ASSETS
Current
     Cash                                                            $       1,151   $        987
  Receivables                                                                2,115          1,851
--------------------------------------------------------------------------------------------------

Total current assets                                                         3,266          2,838

Fixed assets                                                                 5,868          8,187
--------------------------------------------------------------------------------------------------

Total Assets                                                         $       9,134   $     11,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
     Accounts payable and accrued liabilities                        $      16,423   $     42,360
--------------------------------------------------------------------------------------------------

Total Liabilities                                                           16,423         42,360
==================================================================================================

Stockholders' Equity (Deficiency)
     Share Capital
          Authorized
               50,000,000 common shares, with par value $0.001each
          Issued
               17,328,731 (2002 - 16,581,981) common shares                 17,329         16,582
          Additional paid-in capital                                     3,659,244      3,622,655
          Accumulated (deficit)                                         (3,683,862)    (3,670,572)
--------------------------------------------------------------------------------------------------

Stockholders' (deficiency)                                                  (7,289)       (31,335)
--------------------------------------------------------------------------------------------------

Total liabilities and stockholders' (deficiency)                     $       9,134   $     11,025
==================================================================================================


The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                      Cumulative
Statements of Operations                              October 10    Three months    Three months     Nine months     Nine months
(Expressed in U.S. Dollars)                      1995 (inception)          ended           ended           ended           ended
(Unaudited)                                      to September 30    September 30    September 30    September 30    September 30
                                                            2003            2003            2002            2003            2002
---------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Depreciation and amortization                 $         46,577   $         773   $       2,463   $       2,319   $       7,390
  Interest, bank charges and foreign exchange             42,777            (163)            226            (156)            874
  Administrative and general                             630,499             576          (4,553)          7,834          65,864
  Professional fees - accounting and legal               348,738             497             560           1,703           1,254
  Property search and negogiation                         83,561               -               -               -               -
  Salaries and consulting fees                           854,097               -               -               -           1,440
---------------------------------------------------------------------------------------------------------------------------------

                                                       2,006,249           1,683          (1,304)         11,700          76,822

Exploration expenses (recovery)                        1,402,374               -               -           1,595             829
Write off of mineral property costs                      172,981               -               -               -               -
---------------------------------------------------------------------------------------------------------------------------------

                                                       3,581,604           1,683          (1,304)         13,295          77,651
---------------------------------------------------------------------------------------------------------------------------------
Other income (loss)
    Gain on disposition of subsidiary                    216,474               -               -               -               -
    Interest income                                       22,353               -               5               5               6
    (Loss) on sale of investments                        (24,487)              -               -               -               -
    Operating (loss) of Spun-off operations             (316,598)              -               -               -               -
---------------------------------------------------------------------------------------------------------------------------------

                                                        (102,258)              -               5               5               6
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                      (3,683,862)         (1,683)          1,309         (13,290)        (77,645)
=================================================================================================================================

Income (loss) per share, basic and diluted                         $       (0.00)  $        0.00   $       (0.00)  $       (0.01)
=================================================================================================================================

Weighted average number of
    common shares outstanding
    - basic and diluted                                               17,229,896      14,184,633      17,229,896      14,184,633
=================================================================================================================================


The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                             Cumulative
Statements of Cash Flows                                      October 10      Nine months     Nine months
(Expressed in U.S. Dollars)                              1995 (inception)           ended           ended
(Unaudited)                                              to September 30     September 30    September 30
                                                                    2003             2003            2002
---------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net income (loss) for the period                      $     (3,683,862)  $     (13,290)  $     (77,645)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      -depreciation and amortization                              46,577           2,319           7,390
      -compensation on stock options                             720,500               -               -
      -expenses and loans satisfied with common stock            417,078          37,336         256,539
      -write off of mineral property costs                       172,981               -               -
      -adjustment for spin-off of
           Aurora Metals (BVI) Limited                           316,498               -               -
      -loss on sale of investments                                24,487               -               -
Changes in assets and liabilities:
      -(increase) decrease in receivables                       (209,093)           (264)            293
      -increase (decrease) in accounts payable                   434,580         (25,937)       (185,354)
---------------------------------------------------------------------------------------------------------
                                                              (1,760,254)            164           1,223
---------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of fixed assets                                       (55,383)              -               -
  Proceeds on disposal of fixed assets                            14,449               -               -
  Acquisition of mineral property costs                         (172,981)              -               -
  Payment for incorporation cost                                 (11,511)              -               -
---------------------------------------------------------------------------------------------------------
                                                                (225,426)              -               -
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from issuance of common stock                      1,954,839               -               -
   Loan proceeds                                                  31,992               -               -
---------------------------------------------------------------------------------------------------------
                                                               1,986,831               -               -
---------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                   1,151             164           1,223
Cash and cash equivalents, beginning of period                         -             987              92
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $          1,151   $       1,151   $       1,315
=========================================================================================================


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

2.   Basis  of  Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

          Computer equipment                     2 years
          Telecommunication equipment            5 years
          Office equipment                       5 years


     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2003 and December 31, 2002, the Company did not have proven reserves.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the nine months ended September 30, 2003 and the twelve months ended December 31, 2002.

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

     (g)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          The Company has adopted Statement of Financial Accounting Standards No. 133 ((SFAS 133) Accounting for Derivative Instruments and Hedging Activities which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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


4    Fixed  Assets
          ------------------------------------------------------------------------
                                                      September 30    December 31
                                                      2003            2002
          ------------------------------------------------------------------------

          Computer equipment                         $      15,125   $     15,125
          Telecommunication equipment                        1,875          1,875
          Office equipment                                  13,583         13,583
          ------------------------------------------------------------------------
                                                            30,583         30,583
          Accumulated depreciation and amortization        (24,715)       (22,396)
          ------------------------------------------------------------------------
                                                     $       5,868   $      8,187
          ========================================================================


5    Common  shares  outstanding

          As at September 30, 2003, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 17,328,731 common shares issued and outstanding at September 30, 2003.

6.   Outstanding  Options

          At September 30, 2003 and December 31, 2002 the Company had no options outstanding.

7.   Related  Party  Transactions

          Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the nine month period ended September 30, 2003, salaries and consulting fees of $0 (2002 - $1,440) were paid or are payable to directors.

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

(B) Significant developments during the nine month period ended September 30, 2003 and Subsequent Events

     During the nine month period ended September 30, 2003 the Company continued to examine data relating to the potential acquisition of exploration properties in Mexico and the United States of America.

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

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $1,595 during the nine month period ended September 30, 2003 (2002
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

(D)     Results  of  Operations

(a) Nine Months Ended September 30, 2003 (Fiscal 2003) versus Nine Months Ended September 30, 2002 (Fiscal 2002)

     The Company issued 746,750 common shares (2002 - 2,721,433) to satisfy expenses and loans of $37,336 (2002 - $256,539).

     The Company had no operating revenues for the nine month period ended September 30, 2003 (2002 - $0).

     For the nine months ended September 30, 2003 the Company recorded a loss of $13,290 or $0.00 per share, compared to a loss of $77,645 ($0.01 per share) in 2002.

     General and administrative expenses - For the nine month period ended September 30, 2003 the Company recorded general and administrative expenses of $9,381 (fiscal 2002 - $69,432). The fiscal 2003 amount includes, professional fees - accounting $1,703 (fiscal 2002 - $-796) and legal $0 (fiscal 2002 - $2,050).

     Exploration expenditures - For the nine month period ended September 30, 2003 the Company recorded exploration expenses of $1,595, compared to $829 in fiscal 2002. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $1,595 (2002 - $829);

     Amortization expenditures - For the nine month period ended September 30, 2003 the Company recorded depreciation costs of $2,319 (2002 - $7,390).

(b) Nine Months Ended September 30, 2002 (Fiscal 2002) versus Nine Months Ended September 30, 2001 (Fiscal 2001)

     The Company issued 2,721,433 common shares (2001 - 0) to satisfy expenses and loans of $256,539 (2001 - $0).

     The Company had no operating revenues for the nine-month period ended September 30, 2002 (2001 - $0).

     General and administrative expenses - For the nine month period ended September 30, 2002 the Company recorded general and administrative expenses of $69,432 compared to $68,266 in 2001.

     Professional fees - accounting and legal - For the nine month period ended September 30, 2002 the Company recorded legal fees of $2,050 (2001 - $1,266). For the nine month period ended September 30, 2002 the Company recorded accounting fees of $-796 (2001 - $1,406).

     Exploration expenditures - For the nine month period ended September 30, 2002 the Company recorded exploration expenses of $829 (2001 - $880). The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $829 (fiscal 2001 - $880).

(E)  Capital  Resources  and  Liquidity

     At September 30, 2003 the Company had cash of $1,151 (2002 - $1,315) and working capital deficiency of $13,157 (2002 working capital deficiency - $227,988) respectively. Total liabilities as of September 30, 2003 were $16,423 (2002 - $288,740), a decrease of $272,317. During the nine month period ended September 30, 2003 net proceeds from the issuance of common stock were $0 (2002 - $0). During the nine month period ended September 30, 2003 investing activities consisted of additions to mineral properties $0 (2002 - $0) and additions to fixed assets $0 (2002 - $0). For the nine month period ended September 30, 2003 the Company recorded a net loss of $13,290 ($0.00 per share), compared to a net loss of $77,645 ($0.01 per share) in 2002 and a net gain of $140,945 ($0.01 per share) in 2001.

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2004 and
     (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

(F)  Plans  for  the  Years  2003  and  2004

     During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on its exploration property. The Company will concentrate it's exploration activities on the Kumealon limestone property in British Columbia Canada and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the countries of Mexico and the United States of America. Additional employees will be hired on a consulting basis as required by the exploration projects.

     The Company's exploration work program in 2003/2004 on the British Columbia Kumealon limestone prospect will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

(G)  Application  of  Critical  Accounting  Policies

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

     See note 3(c) Significant Accounting Policies - Mineral Properties and Exploration Expenses in the notes to the Interim Consolidated Financial Statements for the Company's policy on exploration costs and expenses.

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

(H)  Off-balance  Sheet  Arrangements  and  Contractual  Obligations

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

(I)  Market  Risk  Disclosures

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

ITEM 2.   Changes  in  Securities

          No securities were issued during the three months ended September 30, 2003.

ITEM 3.   Defaults  Upon  Senior  Securities

          Not  Applicable

ITEM 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

          Not  Applicable

ITEM 5.   Other  Information

          None.

ITEM 6.   Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits:

     3.1.1    Certificate  of  Incorporation*
     3.1.2    Certificate  of  Amendment to the Certificate of Incorporation*
     3.1.3    Certificate  of  Restoration  and  Renewal  of  Certificate  of
              Incorporation*
     3.2.1    By-laws*
     3.2.2    Amended  and  Restated  By-laws*
     13.1     Form  10-QSB  for  the  Quarter  ended  March  31,  2003*
     13.2     Form  10-QSB  for  the  Quarter  ended  June  30,  2003*
     16.      Letter  on  change  of  certifying  accountant*
     31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                       Aurora Gold Corporation
                                       -----------------------
                                       Registrant


Date: November 4, 2003                 BY:  /s/Cameron Richardson
      ----------------                      ---------------------
                                            Cameron Richardson
                                            Director and President

Date: November 4, 2003                 BY:  /s/Antonino  Cacace
      ----------------                      -------------------
                                            Antonino Cacace
                                            Director