Form 10KSB
period 2003-12-31
AURORA GOLD CORP
filed 2004-03-25
CIK 1037049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934
                   For the Fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                    Commission file number           0-24393

AURORA  GOLD  CORPORATION
(Name of small business issuer in its charter)

Delaware                                 13-3945947
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

PO Box 3711 Stn Terminal, 349 West Georgia Street, Vancouver, BC Canada  V6B 3Z1
(Address of principal executive offices)                              (Zip Code)

Issuer's  telephone  number  (604)  687-4432

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.001 per share     NASD OTC Bulletin Board
Title of each class                          Name of each exchange on which
                                             registered

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the last 60 days.   $7,419,917 as of March 10, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 19,534,431shares of common stock were outstanding as of March 10, 2004.

Documents  incorporated  by  reference  herein:     None

Transitional Small Business disclosure format (Check one);    Yes [ ] No [X]

                             AURORA GOLD CORPORATION

     This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. "Business," Item 2. "Properties," Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7. "Financial Statements" and Item 12 "Certain Relationships and Related Transactions".

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.

ITEM  1.  BUSINESS.

(A)  General.

     Aurora Gold Corporation (the "Company" or "Aurora") was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." Initially formed for the purpose of engaging in the food preparation business, it redirected its business efforts in late 1995 following a change of control, which occurred on October 30, 1995, to the acquisition, exploration and, if warranted, the development of mineral resource properties. The Company changed its name to Aurora Gold Corporation on August 20, 1996 to more fully reflect its business activities. See "Item 2. Description of Property."

(B)  Significant Developments in Fiscal 2003 and Subsequent Events.

     In fiscal 2003 the Company issued 100,000 shares for cash of $25,000 and issued 2,752,450 (fiscal 2002 - 3,708,038) shares to settle debts of $117,558 (fiscal 2002 - $355,200). Subsequent to December 31, 2003, 100,000 common shares were issued for cash of $25,000. The carrying value of the indebtedness approximated the fair market value of the common shares issued.

(C)  Exploration  and  Development.

     The Company conducts its activities from its offices in Vancouver, Canada. The Company owns or controls unpatented mining claims in British Columbia Canada. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in Canada. The Company is also examining data relating to the potential acquisition of other exploration properties in Mexico, South America and the United States of America.

     Exploration expenses on the British Columbia Kumealon limestone prospect totalled $1,595 during the twelve-months ended December 31, 2003 (fiscal 2002 - $829).

     The Company's property is in the exploration stage only and is without a known body of Mineral Reserves. There is no known body of Mineral Reserves on the property. The Company's primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Its secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both. See "Item 2. Description of Property."

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

(D)  Employees.

     As of March 12, 2004 there was one full time employee and one part time employee.

(E)  Regulation  of  Mining  Activity.

     The Company's interests in its projects will be subject to various laws and regulations concerning exploration, allowable production, taxes, labor standards, environmental protection, mine safety, regulations relating to royalties, importing and exporting of minerals and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

(F)  Foreign  Countries  and  Regulatory  Requirements.

     To the extent that the company acquires or continues to develop resource properties outside of the United States of America the mineral exploration and mining activities on the Company's properties may be affected in varying degrees by political stability, and the policies of other nations. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation which may make it more difficult for the Company to raise funds for the development of its mineral interests in some countries.

(G)  Competition.

     Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production.

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

(J)  Company  operations.

     Most exploration projects do not result in the discovery of commercial ore deposits and no assurance can be given that any particular level of recovery of precious or base metals from ore reserves will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable (or viable) ore body which can be legally and economically exploited. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions.

     The Company has a direct interest in only one property. The property has no known reserves. The Company has no history of earnings or cash flow from operations. Historically, the only source of funds available to the Company is through (i) the sale of its equity shares or (ii) borrowings. Even if the results of future exploration programs are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercial deposit exists on any of its properties. While the Company may generate additional working capital through the operation, development, sale or possible syndication of its properties, there is no assurance that any such funds will be available for operations.

     The development of any ore deposits, if found on the Company's property, depends upon the Company's ability to obtain financing through joint venturing of projects, debt financing, equity financing or other means. There is no assurance that the Company will be able to obtain the required financing. Failure to obtain additional financing on a timely basis could cause the Company to forfeit its interest in such properties, dilute its interests in the properties and/or reduce or terminate its operations.

(K)  Conflicts  of  interest.

     One of the Company's Directors serves as a Director of another resource exploration company. To the extent that such other companies may participate in ventures in which the Company may participate, the Director may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In addition, conflicts of interest may arise from time to time, as a result of the Company engaging in transactions in which Directors and Officers of the Company may have an interest. PLEASE REFER TO "ITEM 12 - RELATED PARTY TRANSACTIONS."

(L)  Currency  fluctuations.

     The Company maintains its accounts in United States dollars. The Company's operations in Canada and United States make it subject to foreign currency fluctuations and such fluctuations may materially affect the Company's financial position and results. At the present time the Company does not engage in hedging activities.


ITEM 2.  DESCRIPTION  OF  PROPERTY.

     The Company has one property which is in the preliminary exploration stage and does not contain any known body of ore.

     In February 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, B.C. Canada. This property is highlighted by consistence of purity and whiteness of the limestone zone outcropping along the southwest shore of Kumealon Lagoon. The zone is comprised mostly of white, recrystallized, fine to course grained limestone, striking 150 degrees and can be traced for at least 1200 meters. The zone is estimated to have an average stratigraphic thickness of 180 meters. Chip samples taken across the zone averaged 55.06% CaO, 2.11% insolubles and 43.51% ignition loss. The zone is estimated to contain 19 million tonnes of high-grade limestone over a strike length of 1200 meters, with an average width of 180 meters and an average height above water of 30 meters. The Company plans to conduct a bedrock-sampling program in fiscal 2004.


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

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             --------------  ---------------  --------------  ---------------
2004 - High  $         0.51
2004 - Low   $         0.20
2003 - High  $         0.12  $          0.12  $         0.08  $          0.40
2003 - Low   $         0.03  $          0.04  $         0.01  $          0.01
2002 - High  $         0.30  $          0.20  $         0.19  $          0.15
2002 - Low   $         0.09  $          0.07  $         0.06  $          0.03

(b)  Holders:       As  of  March  10, 2004, there were 743 holders of record of the  Common  Stock.
(c)  Dividends:     No  cash  dividends  were  paid  in  2003  or  2002. No cash dividends  have  been  paid subsequent to December 31, 2003.
                    The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.
(d)  Securities authorized for issuance under equity compensation plan: None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2003.

     During the fourth quarter of 2003, 100,000 common shares were issued at $0.25 per share for cash proceed of $25,000. The shares were issued to one person who resides outside the United States of America.

     The Company believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering and/or Regulation S as promulgated pursuant to the Act.


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

     The Company had no revenues during fiscal 2003 and 2002. Funds raised in fiscal 2003 and 2002 were used for exploration of the Company's properties and general administration.

(B)  Results  of  Operations.

(a) Twelve Months Ended December 31, 2003 (Fiscal 2003) versus Twelve Months Ended December 31, 2002 (Fiscal 2002)

          For the year ended December 31, 2003 the Company recorded a loss of $96,404 or $0.01 per share, compared to a loss of $137,329 ($0.01 per share) in 2002.

          General and administrative expenses - For the year ended December 31, 2003 the Company recorded general and administrative expenses of $94,814 (fiscal 2002 - $114,822). The fiscal 2003 amount includes $49,277 for property search and negotiation (fiscal 2002 - $83,561), professional fees
     - accounting $6,700 (fiscal 2002 - $4,036) and legal $0 (fiscal 2002 - $2,050).

          Exploration expenditures - For the year ended December 31, 2003 the Company recorded exploration expenses of $1,595, compared to $(1,970) in fiscal 2002. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $1,595 (2002 - $829);

          Amortization expenditures - For the year ended December 31, 2003 the Company recorded depreciation costs of $3,092, compared to $9,038 in fiscal 2002.

(b) Twelve Months Ended December 31, 2002 (Fiscal 2002) versus Twelve Months Ended December 31, 2001 (Fiscal 2001)

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

(C)  Capital  Resources  and  Liquidity.

     In fiscal 2003 the Company issued 100,000 common shares at $0.25 per share for cash proceeds of $25,000 and settled $117,558 of debt with the issuance of 2,752,450 common shares at prices ranging from $0.04 to $0.05 per common share. In fiscal 2002 the Company settled $355,200 of debt with the issuance of 3,708,038 common shares at prices ranging from $0.05 to $0.15 per common share. The carrying value of the indebtedness approximated the fair value of the common shares issued.

     At December 31, 2003, the Company had cash of $15,327 (2002 - $987) and working capital of $9,724 (2002 working capital deficiency - $39,522) respectively. Total liabilities as of December 31, 2003 were $7,799 as compared to $42,360 on December 31, 2002, a decrease of $34,561. In fiscal 2002 the Company settled loans payable in the amount of $281,151 by the assignment of its holdings of Aurora Metals (BVI) Limited shares. Subsequent to December 31, 2003, the Company issued 100,000 common shares at $0.25 per share for cash proceeds of $25,000. During 2003 net proceeds from the issuance of common stock were $25,000 (2002 - $0). In Fiscal 2003 investing activities consisted of additions to mineral properties $0 (2002 - $0) and additions to fixed assets $0 (2002 - $0). For the year ended December 31, 2003 the Company recorded a loss of $96,404, or $0.01 per share, compared to a loss of $137,329 ($0.01 per share) in 2002.

     The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company's financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

Plans  for  Year  2004.

     During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on its exploration property. There is, of course, no assurance that it will be able to do so.

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

     The Company's exploration work program in 2004 on the British Columbia Kumealon limestone prospect will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

(D)  Application  of  Critical  Accounting  Policies

     The preparation of its financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its financial statements. The Company's accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2003 and 2002, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

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


ITEM  7.     FINANCIAL  STATEMENTS.

INDEX TO FINANCIAL STATEMENTS - December 31, 2003

Financial Statements                             Page
--------------------                             ----
Report of Independent Accountants                F-2
Balance Sheets                                   F-3
Statements of Stockholders' Equity (Deficiency)  F-4
Statements of Operations                         F-5
Statements of Cash Flows                         F-6
Significant Accounting Policies                  F-7 to F-12
Notes to Financial Statements                    F-12 to F-15

Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

                         AURORA GOLD CORPORATION
                         (An exploration stage enterprise)

                         Financial Statements
                         (EXPRESSED IN U.S. DOLLARS)

                         December 31, 2003 and 2002




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

                         Statements of Cash Flows

                         Notes to Financial Statements


                                      F1

MOORE STEPHENS ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 734-1112 Facsimile: (604) 714-5916
Website: www.ellisfoster.com
--------------------------------------------------------------------------------



REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

AURORA GOLD CORPORATION
(An exploration stage enterprise)


We have audited the balance sheets of AURORA GOLD CORPORATION (An exploration stage enterprise) ("the Company") as at December 31, 2003 and 2002, the statements of stockholders' equity (deficiency) for the years ended December 31, 2003 and 2002, and the statements of operations and cash flows and cumulative data from October 10, 1995 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of their operations and their cash flows and cumulative data for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  Canada                            "MOORE STEPHENS ELLIS FOSTER LTD."
February 16, 2004                                    Chartered Accountants




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

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Balance Sheets
December 31, 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
=======================================================================================================
                                                                                 2003          2002
-------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                                       $    15,327   $       987
  Receivables                                                                      2,196         1,851
-------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                              17,523         2,838

EQUIPMENT (Note 4)                                                                 5,095         8,187
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 $    22,618   $    11,025
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                   $     7,799   $    42,360
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  7,799        42,360
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    50,000,000 common shares, with par value of $0.001 per share
  Issued:
    19,434,431 (2002 - 16,581,981) common shares                                  19,434        16,582

ADDITIONAL PAID-IN CAPITAL                                                     3,762,361     3,622,655

ACCUMULATED (DEFICIT)                                                         (3,766,976)   (3,670,572)
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)                                                 14,819       (31,335)
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                      $    22,618   $    11,025
=======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                      F3

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Statements of Stockholders' Equity (Deficiency)
Years Ended December 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
==============================================================================================================================
                                                                                                                         Total
                                                                                                    Accumulated         stock-
                                Common Stock            Additional    Compre-                             other       holders'
                                --------------------    paid-in       hensive      Accumulated    comprehensive         equity
                                   Shares     Amount    capital        (loss)      deficiency)    income (loss)   (deficiency)
------------------------------------------------------------------------------------------------------------------------------
BALANCE,
  December 31, 2001              12,873,943   $12,874  $3,271,163  $   (13,383)  $ (3,533,243)  $     (141,928)  $   (391,134)

Issuance of common stock for
  settlement of indebtedness      3,708,038     3,708     351,492            -              -                -        355,200

Net (loss) for the period                 -         -           -     (137,329)      (137,329)               -       (137,329)

Change in unrealized
  investment gains (losses)               -         -           -      141,928              -          141,928        141,928
------------------------------------------------------------------------------------------------------------------------------

Total comprehensive (loss)                                         $    (8,784)
                                                                   ============

BALANCE, December 31, 2002       16,581,981    16,582   3,622,655                  (3,670,572)               -        (31,335)

Issuance of common stock for
 - settlement of indebtedness     2,752,450     2,752     114,806            -              -                -        117,558

 - for cash in December 2003
   at $0.25 per share               100,000       100      24,900            -              -                -         25,000

Net (loss) for the period                 -         -           -      (96,404)       (96,404)               -        (96,404)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            -
Total comprehensive (loss)                                         $   (96,404)                                             -
                                                                   ============
                                                                                                                            -
BALANCE, December 31, 2003       19,434,431   $19,434  $3,762,361                 $(3,766,976)  $          -   $       14,819
=================================================================                 ============================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                      F4

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
===========================================================================================================================
                                                                                 Cumulative
                                                                                  October 10            Year           Year
                                                                            1995 (inception)           Ended          Ended
                                                                              to December 31     December 31    December 31
                                                                                        2003            2003           2002
---------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                                                 $       659,087   $     36,422   $     12,599
  Depreciation and amortization                                                       47,350          3,092          9,038
  Interest, bank charges and
    foreign exchange loss (gain)                                                      42,256           (677)         2,098
  Professional fees - accounting and legal                                           353,735          6,700          6,086
  Property search and negotiation                                                    132,838         49,277         83,561
  Salaries and consulting fees                                                       854,097              -          1,440
---------------------------------------------------------------------------------------------------------------------------

                                                                                   2,089,363         94,814        114,822

EXPLORATION EXPENSES (RECOVERY)                                                    1,402,374          1,595         (1,970)

WRITEOFF OF MINERAL PROPERTY COSTS                                                   172,981              -              -
---------------------------------------------------------------------------------------------------------------------------

                                                                                   3,664,718         96,409        112,852
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Gain on disposition of subsidiary                                                  216,474              -              -
  Interest income                                                                     22,353              5             10
  (Loss) on sale of investments                                                      (24,487)             -        (24,487)
 Operating (loss) of Spun-off operations                                            (316,598)             -              -
---------------------------------------------------------------------------------------------------------------------------

                                                                                    (102,258)             5        (24,477)
---------------------------------------------------------------------------------------------------------------------------

NET (LOSS) FOR THE PERIOD                                                    $    (3,766,976)  $    (96,404)  $   (137,329)
===========================================================================================================================

EARNINGS (LOSS) PER SHARE
 - basic and diluted                                                                           $      (0.01)  $      (0.01)
===========================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                                            17,861,583     14,576,430
===========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                      F5

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
===============================================================================================
                                                      Cumulative
                                                      October 10            Year           Year
                                                1995 (inception)           Ended          Ended
                                                  to December 31     December 31    December 31
                                                            2003            2003           2002
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  Net (loss) for the period                      $    (3,766,976)  $    (96,404)  $   (137,329)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    - depreciation and amortization                       47,350          3,092          9,038
    - compensation on stock options                      720,500              -              -
    - expenses satisfied with common stocks              497,300         80,222         60,388
    - writeoff of mineral property costs                 172,981              -              -
    - adjustment for spin-off of Aurora Metals
        (BVI) Limited                                    316,498              -              -
    - loss on sale of investments (Note 3)                24,487              -         24,487
  Changes in assets and liabilities:
    - (increase) in receivables                         (209,174)          (345)        (1,258)
    - increase in accounts payable                       425,956          2,775         13,577
-----------------------------------------------------------------------------------------------
                                                      (1,771,078)       (10,660)       (31,097)
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  INVESTING ACTIVITIES
  Purchase of equipment                                  (55,383)             -              -
  Proceeds on disposal of equipment                       14,449              -              -
  Acquisition of mineral property costs                 (172,981)             -              -
  Payment for incorporation cost                         (11,511)             -              -
-----------------------------------------------------------------------------------------------
                                                        (225,426)             -              -
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock               1,979,839         25,000              -
  Loan proceeds                                           31,992              -         31,992
-----------------------------------------------------------------------------------------------
                                                       2,011,831         25,000         31,992
-----------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        15,327         14,340            895

CASH AND CASH EQUIVALENTS,
  beginning of period                                          -            987             92
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
  end of period                                  $        15,327   $     15,327   $        987
===============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                      F6

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
================================================================================

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Accounting  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     (b)  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.


                                      F7

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (c)  Equipment

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Equipment is recorded at cost. Depreciation is provided over the following useful lives:

            Computer  equipment                  2  years
            Telecommunication  equipment         5  years
            Office  equipment                    5  years

     (d)  Stock-Based  Compensation

          The Company has adopted the fair value method of accounting for stock-based compensation as recommended by the Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation.

          The adoption of SFAS 123 does not have an impact on the Company's financial statements.

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2003 and 2002.

     (f)  Foreign  Currency  Transactions

          The Company is located and operates outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows: At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

     (g)  Concentration  of  Credit  Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company rarely maintains balances in a financial institution beyond the insured amount. As of December 31, 2003 and 2002, the Company has no deposit in a bank beyond insured limits.


                                      F8

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (h)  Long-Lived  Assets  Impairment

          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

     (i)  Fair  Value  of  Financial  Instruments

          Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

          The carrying value of cash, receivables, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

          The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

     (j)  Intangible Assets

          The Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

          The Company does not have any goodwill or intangible assets with indefinite or definite life.


                                      F9

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     (k)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     (l)  Income  Taxes

          The Company has adopted the Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (m)  Earnings  (Loss)  Per  Share

          Earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Diluted loss per share is equivalent to basic loss per share because there is no potential dilutive securities.


                                      F10

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (n)  Comprehensive  Income

          The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

     (o)  New  Accounting  Pronouncements

          In June 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 does not have an impact on the Company's financial statements.

          In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 does not have an impact on the Company's financial statements.

          In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 does not have an impact on the Company's financial statements.


                                      F11

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (o)  New  Accounting  Pronouncements  (continued)

          In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company's financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements.

3.   EQUIPMENT

                                                               2003       2002
     ---------------------------------------------------------------------------

     Computer equipment                                     $ 15,125   $ 15,125
     Telecommunication equipment                               1,875      1,875
     Office equipment                                         13,583     13,583
     ---------------------------------------------------------------------------
                                                              30,583     30,583
     Accumulated depreciation                                (25,488)   (22,396)
     ---------------------------------------------------------------------------
                                                            $  5,095   $  8,187
     ===========================================================================


                                      F12

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
================================================================================

4.   MINERAL PROPERTIES AND EXPLORATION EXPENSES

     British  Columbia,  Canada  -  Kumealon  Property

     In February 1999, the Company acquired, by staking, a 741 acre limestone property located on the north shore of Kumealon Inlet, southeast of Prince Rupert, British Columbia, Canada. A finder's fee of 25,000 shares of common stock was paid in connection with these claims.

     In fiscal year 2000, there were no proven mineral reserves discovered and the Company continuously operated with a working capital deficiency. These conditions raised substantial doubt regarding the recovering of the capitalized acquisition cost. Therefore, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-live Assets and for Long-lived Assets to be Disposed of", the Company wrote off the capitalized acquisition cost of $23,630 to operations.

     The  Company's  interest  in  this  property  is  still  in  good standing.

5.   STOCK  OPTIONS

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

     There  were no stock options granted during the fiscal years 2003 and 2002.

6.   RELATED  PARTY  TRANSACTIONS

     Related party transactions not disclosed elsewhere in these financial statements:

     During the fiscal year 2002, salaries and consulting fees of $1,440 were paid to a director. This transaction was recorded at the exchange amount, being the value established and agreed to by the related parties.


                                      F13

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
================================================================================

7.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

     (a) In fiscal year 2003, the Company issued 746,750 shares of common stock for settlement of $37,336 of debt incurred in 2002 and 2,005,700 shares for payment of $80,222 of expenses incurred in 2003.

     (b) In fiscal year 2002, the Company settled loans payable in the amount of $255,666 to companies related by common management by the assignment of all its holdings of Aurora Metals shares.

     (c) In fiscal year 2002, the Company acquired certain available-for-sales securities at a cost of $98,662 and settled the obligation by issuing 986,605 shares of common stock.

          In fiscal year 2002, the Company issued 3,708,038 shares of common stock for settlement of $355,200 of debt.

8.   INCOME  TAXES

     (a) The Company has net losses for tax purposes totalling approximately $2,699,000 which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2003 and 2002. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

          The  right  to  claim  these  losses  expires  as  follows:

                             ------------------------------
                             2011                  $231,000
                             2012                   564,000
                             2018                   331,000
                             2019                   795,000
                             2020                   550,000
                             2022                   138,000
                             2023                    90,000
                             ------------------------------
                                                  2,699,000
                             ==============================


                                      F14

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN U.S. DOLLARS)
================================================================================

8.   INCOME  TAXES  (continued)

     (b) The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

          ----------------------------------------------------------------------
                                                               2003        2002
          ----------------------------------------------------------------------

          Tax loss carryforwards                          $ 917,000   $ 887,000
          Valuation allowance                              (917,000)   (887,000)
          ----------------------------------------------------------------------
                                                          $       -   $       -
          ======================================================================

9.   SUBSEQUENT  EVENTS

     Subsequent to December 31, 2003, the Company issued 100,000 common shares at $0.25 per share pursuant to a private placement.

10.  CUMULATIVE  FIGURES

     Certain 2002 cumulative figures have been reclassified to conform with the financial statement presentation adopted for 2003.


                                      F15

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

     There have been no disagreements with the Company's Accountants concerning accounting or financial disclosure.


ITEM 8A.  CONTROLS  AND  PROCEEDURES.

     Within 90 days prior to the date of the Company's Annual report on Form 10-KSB, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that the material financial, and non-financial information, required to be disclosed on Form 10-KSB, and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. Based on the foregoing, the Company's management, including the President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rules 240.13a-15 or 240.15d-15 of the Securities Exchange Act of 1934, as amended) are effective.

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


                                    PART 111.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2003 and March 12, 2004. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                                              Position
---------------------  --------------------------------------------------------------
A. Cameron Richardson  Age  51,  President  and Director since May 4, 2001, Secretary since April 1998.  1981 to 1997 held accounting positions with various Canadian resource companies.
---------------------  --------------------------------------------------------------
Antonino G. Cacace     Age 58,  Director  since  October 1995.  Engineer, Founder and current  Managing  Director of Stelax Industries in the United
                       Kingdom.  Between 1984 and 1995 he was managing director/chief executive officer of several Companies involved in development and operation of steel/bar rolling mills.
---------------------  --------------------------------------------------------------

     There are no family relationships between any of the directors or executive officers. No director or executive officer has been involved in legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer. Antonino G. Cacace is the independent audit committee financial expert serving on the Company's audit committee.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2003 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. A copy of the Company's Corporate Governance Principles is filed as an exhibit to this document.


ITEM 10.  EXECUTIVE  COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

                           Annual  Compensation               Long-Term  Compensation
                           ---------------------------------  --------------------------------------------
                                                              Awards                    Payments
                                                              ------------------------  ------------------
                                                                           Securities
                                                                             Under-                 All
                                               Other Annual   Restricted      Lying                other
                                                  Compen-        Stock      Options/      LTIP    Compen-
     Name And        Year   Salary   Bonuses      Sation       Award(s)       SARs      Payouts    sation
Principal Position            ($)      ($)          ($)           ($)          (#)        ($)       ($)
        (a)           (b)     (c)      (d)          (e)           (f)          (g)        (h)       (i)
-------------------  -----  -------  --------  -------------  -----------  -----------  --------  --------
Cameron Richardson    2003      -0-       -0-            -0-  None         None         None           -0-
                     -----  -------  --------  -------------  -----------  -----------  --------  --------
 President and        2002    1,440       -0-            -0-  None         None         None           -0-
                     -----  -------  --------  -------------  -----------  -----------  --------  --------
 Director             2001    6,186       -0-            -0-  None         None         None           -0-
                     -----  -------  --------  -------------  -----------  -----------  --------  --------

     None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2003 the entire board of directors acted as the Company's compensation committee and audit committee.

     (B)  Options/SAR  Grants  Table

          The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

                         Option/SAR Grants in Last Fiscal Year
                                  (Individual Grants)
---------------------------------------------------------------------------------------
                                         Percent Of
                          Number of    Total Options/
                          Securities    SARs Granted
                          Underlying    To Employees     Exercise Or
                         Option/SARs      In Fiscal      Base Price    Expiration Date
         Name            Granted (#)        Year           ($/Sh)          (M/D/Y)
         (a)                 (b)             (c)             (d)             (e)
-----------------------  ------------  ---------------  -------------  ----------------
Cameron Richardson  (1)  None                       0%  $           0
-----------------------  ------------  ---------------  -------------  ----------------

Note  1.     No  options  were  awarded  in  2003.

(C)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------------------------------------------------------------------------
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
                                               Unexercised       In-The-Money
                        Shares                 Options/SARs      Options/SARs
                       Acquired      Value    At FY-End ($)   At FY-End ($0.170)
                     On Exercise   Realized    Exercisable/      Exercisable/
       Name              (#)          ($)     Unexercisable      Unexercisable
       (a)               (b)          (c)          (d)                (e)
-------------------  ------------  ---------  --------------  -------------------
Cameron Richardson   None          None       None            $                 0
-------------------  ------------  ---------  --------------  -------------------

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation  of  Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2003 non-officers directors received a total of $0 in consulting fees.

(F) Employment Contracts and termination of employment and change-in-control arrangements.

     None of the Company's officers or directors was party to an employment agreement with the Company.

(G)  Report on repricing of options/SARs.

     At no time during the last completed fiscal year did the Company, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     No securities were authorized for issuance under equity compensation plans.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 10, 2004 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 10, 2004 there were 19,534,431 shares of Common Stock issued and outstanding.

(A)  Security  Ownership  of  Certain  Beneficial  Owners

      Name and Address of                Amount and     Percentage of
       Beneficial Owner                  Nature of          Class
                                      Beneficial Owner
------------------------------------  ----------------  --------------
David Jenkins (1)                            6,702,448          34.31%
1060 Alberni Street,
Suite 1505
Vancouver, B.C., Canada V6E 4K2
------------------------------------  ----------------  --------------
J  Capital Partners Limited (1)  (2)           459,162           2.35%
1060 Alberni Street,
Suite 1505
Vancouver, B.C., Canada V6E 4K2
------------------------------------  ----------------  --------------

Note 1. The listed beneficial owner does not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

Note 2.   The  beneficial owner of J Capital Partners Limited is David Jenkins

(B)  Security  Ownership  of  Management

         Name and Address of               Amount and     Percentage of
          Beneficial Owner                 Nature of          Class
                                        Beneficial Owner
--------------------------------------  ----------------  -------------
Officers and Directors (1)
--------------------------------------  ----------------  -------------
Cameron Richardson                                     0              *
2 - 238 West 4th Street,
North Vancouver, B.C., Canada V6E 4K2
--------------------------------------  ----------------  -------------
Antonino G. Cacace                                 8,333              *
Crud-y-Gloyat
Carswell Bay
Swansea Wales, U.K.
--------------------------------------  ----------------  -------------
Officers and Directors (2 persons)                 8,333              *
--------------------------------------  ----------------  -------------

Note 1. The listed beneficial owners do not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

*     Less  than  1%.

(C)  Changes  in  Control

     There were no arrangements during the last completed fiscal year or subsequent period to March 10, 2004 which would result in a change in control of the Company.


ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The proposed business of the Company raises potential conflicts of interests between the Company and certain of its officers and directors. There have been no transactions during the last two years, or proposed transactions, to which the Company was or is a party, in which any of the directors or executive officers had or is to have a direct or indirect material interest.

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


ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)       Exhibits

3.1.1     Certificate of Incorporation*
3.1.2     Certificate of Amendment to the Certificate of Incorporation*
3.1.3     Certificate  of  Restoration  and  Renewal  of  Certificate  of
          Incorporation*
3.2.1     By-laws*
3.2.2     Amended  and  Restated  By-laws*
13.1      Form 10-QSB for the Quarter ended March 31, 2003*
13.2      Form 10-QSB for the Quarter ended June 30, 2003*
13.3      Form 10-QSB for the Quarter ended September 30, 2003*
16.       Letter  on  change in  certifying accountant*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1      Corporate  Governance  Principles
--------
*  Previously  Filed

(B)  Reports  on  Form  8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2003 fiscal year were $5,000 (2002 - $6,700).

Audit-Related  Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2003 were $ 0 (2002 - $0).

Tax  fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2003 were $ 0 (2002
-  $0).

All  other  fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2003 were $ 0 (2002 - $0).

     The Audit Committee feels that the services rendered by Moore Stephens Ellis Foster Ltd. are compatible with maintaining the principal accountant's independence.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Aurora  Gold  Corporation
                                                  -------------------------
                                                  Registrant

Date:  March 22, 2004                        BY:  /s/ A. Cameron  Richardson
       --------------                             --------------------------
                                                  Cameron  Richardson
                                                  Director


Date:  March 22, 2004                        BY:  /s/ Antonino  Cacace
       --------------                             --------------------------
                                                  Antonino  Cacace
                                                  Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 22, 2004                        BY:  /s/ A. Cameron  Richardson
       --------------                             --------------------------
                                                  Cameron  Richardson
                                                  Director


Date:  March 22, 2004                        BY:  /s/ Antonino  Cacace
       --------------                             --------------------------
                                                  Antonino  Cacace
                                                  Director