Form 10QSB
period 2004-03-31
AURORA GOLD CORP
filed 2004-04-29
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004
                                    --------------

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

1060 Alberni Street, Suite 1505, Vancouver, B.C., Canada V6E 4K2
----------------------------------------------------------------
(Address  of  principal  executive  offices)

(604)  687-4432
---------------
(Issuer's  Telephone  Number)

P.O. Box 3711 Stn Terminal, 349 West Georgia Street, Vancouver B.C.
-------------------------------------------------------------------
Canada V6B 3Z1
--------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,534,431 shares of Common Stock were outstanding as of March 31, 2004.

Transitional  Small  Business  Disclosure  Format  (check  one);

YES  [ ]  NO  [X]

                             AURORA GOLD CORPORATION

This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 - Financial Information - Item 1. "Financial Statements," Item 2. "Management's Discussion and Analysis or Plan of Operation."

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.


                                      INDEX

                                                                        Page No.
PART I.   Financial  Information

Item 1.   Financial  Statements
          Balance  Sheets  --                                                3
          March  31,  2004  and  December  31,  2003

          Statements  of  Operations  --                                     4
          Three-Months  Ended  March  31,  2004

          Statements  of  Cash  Flows  --                                    5
          Three-Months  Ended  March  31,  2004

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

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Balance Sheets
March 31, 2004 and December 31, 2003


(Expressed in U.S. Dollars)                                            March 31     December 31
(Unaudited)                                                              2004          2003
------------------------------------------------------------------------------------------------

ASSETS
Current
  Cash                                                               $    10,687   $     15,327
  Receivables                                                              1,462          2,196
------------------------------------------------------------------------------------------------
Total current assets                                                      12,149         17,523

Equipment                                                                  6,830          5,095
------------------------------------------------------------------------------------------------
Total assets                                                         $    18,979   $     22,618
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
  Accounts payable and accrued liabilities                           $         -   $      7,799
------------------------------------------------------------------------------------------------
Total liabilities                                                              -          7,799
================================================================================================

Stockholders' Equity (Deficiency)
  Share Capital
    Authorized
      50,000,000 common shares, with par value $0.001each
    Issued
      19,534,431 (2003 - 19,434,431) common shares                        19,534         19,434
    Additional paid-in capital                                         3,784,761      3,762,361
    Accumulated (deficit)                                             (3,785,316)    (3,766,976)
------------------------------------------------------------------------------------------------
Stockholders' equity                                                      18,979         14,819
------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                           $    18,979   $     22,618
================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

                                                  Cumulative
Statements of Operations                           October 10      Three months   Three months
(Expressed in U.S. Dollars)                  1995 (inception)             ended          ended
(Unaudited)                                       to March 31          March 31       March 31
                                                         2004              2004           2003
----------------------------------------------------------------------------------------------

General and administrative expenses
  Administrative and general                 $        664,315   $       5,228   $        (592)
  Depreciation and amortization                        48,123             773             773
  Interest, bank charges and
    foreign exchange loss (gain)                       42,694             438               -
  Professional fees - accounting and legal            353,735               -           1,206
  Property search and negotiation                     142,770           9,932               -
  Salaries and consulting fees                        854,097               -               -
----------------------------------------------------------------------------------------------
                                                    2,105,734          16,371           1,387

Exploration expenses (recovery)                     1,404,343           1,969           1,595

Write off of mineral property costs                   172,981               -               -
----------------------------------------------------------------------------------------------
                                                    3,683,058          18,340           2,982
----------------------------------------------------------------------------------------------
Other income (loss)
  Gain on disposition of subsidiary                   216,474               -               -
  Interest income                                      22,353               -               5
  (Loss) on sale of investments                       (24,487)              -               -
  Operating (loss) of Spun-off operations            (316,598)              -               -
----------------------------------------------------------------------------------------------
                                                     (102,258)              -               5
----------------------------------------------------------------------------------------------
Net (loss) for the period                          (3,785,316)        (18,340)         (2,977)
==============================================================================================

Earnings (loss) per share
  - basic and diluted                                           $       (0.00)  $       (0.00)
==============================================================================================

Weighted average number of
  common shares outstanding
  - basic and diluted                                              19,502,209      17,026,675
==============================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

                                                                Cumulative
Statements of Cash Flows                                        October 10      Three months    Three months
(Expressed in U.S. Dollars)                               1995 (inception)             ended           ended
(Unaudited)                                                    to March 31          March 31        March 31
                                                                      2004              2004            2003
------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net (loss) for the period                               $     (3,785,316)  $     (18,340)  $      (2,977)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      -depreciation and amortization                                48,123             773             773
      -compensation on stock options                               720,500               -               -
      -expenses and loans satisfied with common stock              497,300               -          37,336
      -writeoff of mineral property costs                          172,981               -               -
      -adjustment for spin-off of Aurora Metals (BVI) Limited      316,498               -               -
      -loss on sale of investments                                  24,487               -               -
Changes in assets and liabilities:
      -(increase) decrease in receivables                         (208,440)            734            (144)
      -increase (decrease) in accounts payable                     418,157          (7,799)        (34,971)
------------------------------------------------------------------------------------------------------------
                                                                (1,795,710)        (24,632)             17
------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of equipment                                            (57,891)         (2,508)              -
  Proceeds on disposal of equipment                                 14,449               -               -
  Acquisition of mineral property costs                           (172,981)              -               -
  Payment for incorporation cost                                   (11,511)              -               -
------------------------------------------------------------------------------------------------------------
                                                                  (227,934)         (2,508)              -
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                         1,979,839               -               -
  Loan proceeds                                                     54,492          22,500               -
------------------------------------------------------------------------------------------------------------
                                                                 2,034,331          22,500               -
------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                    10,687          (4,640)             17
Cash and cash equivalents, beginning of period                           -          15,327             987
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $         10,687   $      10,687   $       1,004
============================================================================================================

The accompanying notes are an integral part of these financial statements

     Notes to Interim Consolidated Financial Statements (Unaudited)
     --------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
     Part 228.310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Aurora Gold Corporation Annual Report on Form 10-KSB for the year ended December 31, 2003 should be reviewed in connection with these condensed consolidated financial statements.

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

          Computer  equipment              2  years
          Telecommunication  equipment     5  years
          Office  equipment                5  years


     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2004 and December 31, 2003, the Company did not have proven reserves.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the three months ended March 31, 2004 and the twelve months ended December 31, 2003.

     (f)  Long-Lived  Assets  Impairment

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

     (g)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

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

4  Fixed  Assets

--------------------------------------------------------------------
                                            March 31    December 31
                                              2004         2003
--------------------------------------------------------------------

Computer equipment                         $   2,508   $          -
Telecommunication equipment                    1,875          1,875
Office equipment                              13,583         13,583
--------------------------------------------------------------------
                                              17,966         15,458
Accumulated depreciation and amortization    (11,136)       (10,363)
--------------------------------------------------------------------
                                           $   6,830   $      5,095
====================================================================

5  Common  shares  outstanding

     As at March 31, 2004, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 19,534,431 common shares issued and outstanding at March 31, 2004.

6. Outstanding  Options

     At March 31, 2004 and December 31, 2003 the Company had no options outstanding.

7. Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

  a) During the three month period ended March 31, 2004, salaries and consulting fees of $0 (2003 - $0) were paid or are payable to directors.

     Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

8.   Reclassifications

     Certain reclassifications of prior-year balances have been made to conform to current year classifications.

ITEM 2.   MANAGEMENT'S' DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

(A)  General

   The Company is a mineral exploration company based in Vancouver, Canada and is engaged in the exploration for precious metals. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." On August 20, 1996 the Company changed its name to Aurora Gold Corporation and is an exploration stage enterprise.

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

(B) Significant developments during the three month period ended March 31, 2004 and Subsequent Events

   During the three month period ended March 31, 2004 the Company issued 100,000 common shares for cash of $25,000. The Company continued to examine data relating to the potential acquisition of exploration properties in Mexico, South America and the United States of America.

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

   Exploration expenses on the British Columbia, Canada, Kumealon limestone prospect totalled $1,969 during the three month period ended March 31, 2004 (2003 - $1,595).

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

(D)  Results  of  Operations

(a) Three Months Ended March 31, 2004 (Fiscal 2004) versus Three Months Ended March 31, 2003 (Fiscal 2003)

   The Company issued 100,000 common shares for cash of $25,000 (2003 - 0) and issued 0 (fiscal 2003 - 746,750) shares to settle debts of $0 (fiscal 2003 - $37,336).

   The Company had no operating revenues for the three month period ended March 31, 2004 (fiscal 2003 - $0).

   For the three months ended March 31, 2004 the Company recorded a loss of $18,340 or $0.00 per share, compared to a loss of $2,977 ($0.00 per share) in 2003.

   General and administrative expenses - For the three month period ended March 31, 2004 the Company recorded general and administrative expenses of $16,371 (fiscal 2003 - $1,387). The fiscal 2004 amount includes, professional fees - accounting $0 (fiscal 2003 - $1,206) and legal $0 (fiscal 2003 - $0).

   Exploration expenditures - For the three month period ended March 31, 2004 the Company recorded exploration expenses of $1,969, compared to $1,595 in fiscal 2003. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $1,969 (fiscal 2003 - $1,595);

   Amortization expenditures - For the three month period ended March 31, 2004 the Company recorded depreciation costs of $773 (fiscal 2003 - $773).

(b) Three Months Ended March 31, 2003 (Fiscal 2003) versus Three Months Ended March 31, 2002 (Fiscal 2002)

   For the three months ended March 31, 2003 the Company recorded a loss of $2,977 or $0.00 per share, compared to a loss of $6,673 ($0.00 per share) in 2002.

   General and administrative expenses - For the three month period ended March 31, 2003 the Company recorded general and administrative expenses of $1,387 (fiscal 2002 - $5,845). The fiscal 2003 amount includes, professional fees - accounting $1,206 (fiscal 2002 - $-1,428) and legal $0 (fiscal 2002 - $1,000).

   Exploration expenditures - For the three months ended March 31, 2003 the Company recorded exploration expenses of $1,595, compared to $829 in fiscal 2002. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $1,595 (fiscal 2002 - $829);

   Amortization expenditures - For the three months ended March 31, 2003 the Company recorded depreciation costs of $773, compared to $2,464 in fiscal 2002.

(E)  Capital  Resources  and  Liquidity

   At March 31, 2004 the Company had cash of $10,687 (2003 - $1,004) and working capital of $12,149 (fiscal 2003 working capital deficiency - $4,390) respectively. Total liabilities as of March 31, 2004 were $0 (fiscal 2003 - $7,389), a decrease of $7,389. During the three month period ended March 31, 2004 the Company issued 100,000 common shares for cash of $25,000 (fiscal 2003 - 0) and issued 0 (fiscal 2003 - 746,750) shares to settle debts of $0 (fiscal 2003 - $37,336). During the three month period ended March 31, 2004 investing activities consisted of additions to mineral properties $0 (fiscal 2003 - $0) and additions to fixed assets $2,508 (fiscal 2003 - $0). For the three month period ended March 31, 2004 the Company recorded a net loss of $18,340 ($0.00 per share), compared to a net loss of $2,977 ($0.00 per share) in 2003 and a loss of $6,675 ($0.00 per share) in 2002.

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

(F)  Plans  for  the  Years  2004  and  2005

   During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on its exploration property. There is, of course, no assurance that it will be able to do so.

   The Company will concentrate its exploration activities on the Kumealon limestone property in British Columbia Canada and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Mexico, South America and the United States of America. Additional employees will be hired on a consulting basis as required by the exploration projects.

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

(G)  Application  of  Critical  Accounting  Policies

   The preparation of its consolidated financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its December 31, 2003 financial statements. The Company's accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

   See note 3(c) Significant Accounting Policies - Mineral Properties and Exploration Expenses in the notes to the Interim Financial Statements for the Company's policy on exploration costs and expenses.

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

ITEM 2.  Changes  in  Securities

         During the first quarter of 2004, 100,000 common shares were issued at $0.25 per share for cash proceed of $25,000. The shares were issued to one person who resides outside the United States of America.

ITEM 3.  Defaults  Upon  Senior  Securities

         Not  Applicable

ITEM 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

         Not  Applicable

ITEM 5.  Other  Information

         None.

ITEM 6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits:

3.1.1  Certificate  of  Incorporation*
3.1.2  Certificate  of  Amendment  to  the  Certificate  of  Incorporation*
3.1.3  Certificate  of  Restoration and Renewal of Certificate of Incorporation*
3.2.1  By-laws*
3.2.2  Amended  and  Restated  By-laws*
13.1   Form  10-KSB  for  the  Year  Ended  December  31,  2003*
16.    Letter  on  change  of  certifying  accountant*

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1   Corporate  Governance Principles  *
--------
*  Previously  Filed

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


                                                        Aurora Gold Corporation
                                                        -----------------------
                                                        Registrant

Date:  April 19, 2004                           BY:  /s/Cameron  Richardson
       --------------       -                        ----------------------
                                                        Cameron Richardson
                                                        Director and President

Date:  April 19, 2004                           BY:  /s/David  Jenkins
       --------------                                -----------------
                                                        David  Jenkins
                                                        Director