Form 10QSB
period 2004-06-30
AURORA GOLD CORP
filed 2004-07-14
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004
                                    -------------

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

(604) 687-4432
--------------
(Issuer's Telephone Number)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,534,431 shares of Common Stock were outstanding as of June 30, 2004.

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

                                      INDEX


                                                                         Page No.
PART I.     Financial Information

Item 1.     Financial Statements
            Balance Sheets                                                   3
            June 30, 2004 and December 31, 2003

            Statements of Operations                                         4
            Six-months Ended June 30, 2004

            Statements of Cash Flows                                         5
            Six-months Ended June 30, 2004

            Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    9

Item 3.     Controls and Procedures                                         12

PART II.    Other Information

Item 1.     Legal Proceedings                                               12

Item 2.     Changes in Securities                                           12

Item 3.     Defaults Upon Senior Securities                                 12

Item 4.     Submission of Matters to a Vote of Security Holders             12

Item 5.     Other Information                                               12

Item 6.     Exhibits and Reports on Form 8-K                                12

Signatures                                                                  13

AURORA  GOLD  CORPORATION
(An  exploration  stage  enterprise)

Balance Sheets
June 30, 2004 and December 31, 2003
(Expressed in U.S. Dollars)                                            June 30      December 31
(Unaudited)                                                              2004          2003
-------------------------------------------------------------------  ------------  -------------

ASSETS
Current
  Cash                                                               $     1,210   $     15,327
  Receivables                                                                200          2,196
-------------------------------------------------------------------  ------------  -------------
Total current assets                                                       1,410         17,523

Equipment                                                                  5,796          5,095
-------------------------------------------------------------------  ------------  -------------
Total assets                                                         $     7,206   $     22,618
===================================================================  ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
    Accounts payable and accrued liabilities                         $     1,955   $      7,799
-------------------------------------------------------------------  ------------  -------------
Total liabilities                                                          1,955          7,799
===================================================================  ============  =============

Stockholders' Equity (Deficiency)
  Share Capital
    Authorized
      50,000,000 common shares, with par value $0.001each
    Issued:
      19,534,431 (2003 - 19,434,431) common shares                        19,534         19,434
    Additional paid-in capital                                         3,784,761      3,762,361
    Accumulated (deficit)                                             (3,799,044)    (3,766,976)
-------------------------------------------------------------------  ------------  -------------
Stockholders' Equity (deficiency)                                          5,251         14,819
-------------------------------------------------------------------  ------------  -------------
Total liabilities and stockholders' equity (deficiency)              $     7,206   $     22,618
===================================================================  ============  =============

The accompanying notes are an integral part of these financial statements

AURORA  GOLD  CORPORATION
(An exploration stage enterprise)

                                                Cumulative
Statements of Operations                        October 10       Three months    Three months    Six months    Six months
(Expressed in U.S. Dollars)                  1995 (inception)       ended           ended          ended         ended
(Unaudited)                                     to June 30         June 30         June 30        June 30       June 30
                                                   2004              2004            2003           2004          2003
--------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Administrative and general                 $        671,489   $       7,174   $       7,850   $    12,402   $     7,258
  Depreciation and amortization                        49,157           1,034             773         1,807         1,546
  Interest, bank charges and
    foreign exchange loss (gain)                       42,809             115               7           553             7
  Professional fees - accounting and legal            355,690           1,955               -         1,955         1,206
  Property search and negotiation                     146,220           3,450               -        13,382             -
  Salaries and consulting fees                        854,097               -               -             -             -
--------------------------------------------------------------------------------------------------------------------------
                                                    2,119,462          13,728           8,630        30,099        10,017
Exploration expenses (recovery)                     1,404,343               -               -         1,969         1,595
Write off of mineral property costs                   172,981               -               -             -             -
--------------------------------------------------------------------------------------------------------------------------
                                                    3,696,786          13,728           8,630        32,068        11,612
--------------------------------------------------------------------------------------------------------------------------
Other income (loss)
  Gain on disposition of subsidiary                   216,474               -               -             -             -
  Interest income                                      22,353               -               -             -             5
  (Loss) on sale of investments                       (24,487)              -               -             -             -
  Operating (loss) of Spun-off operations            (316,598)              -               -             -             -
--------------------------------------------------------------------------------------------------------------------------
                                                     (102,258)              -               -             -             5
--------------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                          (3,799,044)        (13,728)         (8,630)      (32,068)      (11,607)
==========================================================================================================================

Earnings (loss) per share
  - basic and diluted                                           $       (0.00)  $       (0.00)  $     (0.00)  $     (0.00)
==========================================================================================================================

Weighted average number of
  common shares outstanding
  - basic and diluted                                              19,518,409      17,179,381    19,518,409    17,179,381
==========================================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA  GOLD  CORPORATION
(An  exploration  stage  enterprise)

                                                                   Cumulative
Statements of Cash Flows                                           October 10       Six months    Six months
(Expressed in U.S. Dollars)                                     1995 (inception)      ended         ended
(Unaudited)                                                        to June 30        June 30       June 30
                                                                      2004             2004          2003
-------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net (loss) for the period                                     $     (3,799,044)  $   (32,068)  $   (11,607)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      -depreciation and amortization                                      49,157         1,807         1,546
      -compensation on stock options                                     720,500             -             -
      -expenses satisfied with common stock                              497,300             -        37,336
      -writeoff of mineral property costs                                172,981             -             -
      -adjustment for spin-off of Aurora Metals (BVI) Limited            316,498             -             -
      -loss on sale of investments                                        24,487             -             -
Changes in assets and liabilities:
    -(increase) decrease in receivables                                 (207,178)        1,996          (239)
    -increase (decrease) in accounts payable                             420,112        (5,844)      (28,016)
-------------------------------------------------------------------------------------------------------------
                                                                      (1,805,187)      (34,109)         (980)
-------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of equipment                                                  (57,891)       (2,508)            -
  Proceeds on disposal of equipment                                       14,449             -             -
  Acquisition of mineral property costs                                 (172,981)            -             -
  Payment for incorporation cost                                         (11,511)            -             -
-------------------------------------------------------------------------------------------------------------
                                                                        (227,934)       (2,508)            -
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                               1,979,839             -             -
  Loan proceeds                                                           54,492        22,500             -
-------------------------------------------------------------------------------------------------------------
                                                                       2,034,331        22,500             -
-------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                           1,210       (14,117)         (980)
Cash and cash equivalents, beginning of period                                 -        15,327           987
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $          1,210   $     1,210   $         7
=============================================================================================================

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

2.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
     Part 228.310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Computer equipment           2 years
Telecommunication equipment  5 years
Office equipment             5 years


(c)  Mineral Properties and Exploration Expenses

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2004 and December 31, 2003, the Company did not have proven reserves.

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

     The  Company  did  not  grant  any  stock  options  during  the  period.

(e)  Advertising  Expenses

     The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the six months ended June 30, 2004 and the twelve months ended December 31, 2003.

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

4    Fixed  Assets

-----------------------------------------------------------------
                                            June 30   December 31
                                               2004          2003
-----------------------------------------------------------------

Computer equipment                         $  2,508   $        -
Telecommunication equipment                   1,875        1,875
Office equipment                             13,583       13,583
-----------------------------------------------------------------
                                             17,966       15,458
Accumulated depreciation and amortization   (12,170)     (10,363)
-----------------------------------------------------------------
                                           $  5,796   $    5,095
=================================================================


5    Common shares outstanding

     As at June 30, 2004, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 19,534,431 common shares issued and outstanding at June 30, 2004.

6.   Stock Options Outstanding

     At June 30, 2004 and December 31, 2003 the Company had no options outstanding.

7.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the six month period ended June 30, 2004, salaries and consulting fees of $0 (2003 - $0) were paid or are payable to directors.

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

(B) Significant developments during the six month period ended June 30, 2004 and Subsequent Events

     During the six month period ended June 30, 2004 the Company issued 100,000 common shares for cash of $25,000. The Company continued to examine data relating to the potential acquisition of exploration properties in Mexico, South America and the United States of America.

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

     Exploration expenses on the British Columbia, Canada, Kumealon limestone prospect totalled $1,969 during the six month period ended June 30, 2004 (2003 - $1,595).

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

(D)  Results  of  Operations

(a) Six Months Ended June 30, 2004 (Fiscal 2004) versus Six Months Ended June 30, 2003 (Fiscal 2003)

     The Company issued 100,000 common shares for cash of $25,000 (2003 - 0) and issued 0 (fiscal 2003 - 746,750) shares to settle debts of $0 (fiscal 2003
     -  $37,336).

     The Company had no operating revenues for the six month period ended June 30, 2004 (fiscal 2003 - $0).

     For the six months ended June 30, 2004 the Company recorded a loss of $32,068 or $0.00 per share, compared to a loss of $11,607 ($0.00 per share) in 2003.

     General and administrative expenses - For the six month period ended June 30, 2004 the Company recorded general and administrative expenses of $28,292 (fiscal 2003 - $8,471). The fiscal 2004 amount includes, professional fees - accounting $1,955 (fiscal 2003 - $1,206) and legal $0 (fiscal 2003 - $0).

     Exploration expenditures - For the six month period ended June 30, 2004 the Company recorded exploration expenses of $1,969, compared to $1,595 in fiscal 2003. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $1,969 (fiscal 2003 - $1,595);

     Amortization expenditures - For the six month period ended June 30, 2004 the

     Company  recorded  depreciation  costs  of  $1,807  (fiscal 2003 - $1,546).

(b) Six Months Ended June 30, 2003 (Fiscal 2003) versus Six Months Ended June 30, 2002 (Fiscal 2002)

     The Company issued 746,750 common shares (2002 - 2,721,433) to satisfy expenses and loans of $37,336 (2002 - $256,539).

     The Company had no operating revenues for the six month period ended June 30, 2003 (2002 - $0).

     For the six months ended June 30, 2003 the Company recorded a loss of $11,607 or $0.00 per share, compared to a loss of $78,954 ($0.01 per share) in 2002.

     General and administrative expenses - For the six month period ended June 30, 2003 the Company recorded general and administrative expenses of $8,471 (fiscal 2002 - $73,199). The fiscal 2003 amount includes, professional fees
     - accounting $1,206 (fiscal 2002 - $-681) and legal $0 (fiscal 2002 - $1,375).

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

     Amortization expenditures - For the six months ended June 30, 2003 the Company recorded depreciation costs of $1,546 (2001 - $4,927).

(E)  Capital Resources and Liquidity

     At June 30, 2004 the Company had cash of $1,210 (2003 - $7) and a working capital deficiency of $545 (fiscal 2003 working capital deficiency - $12,247) respectively. Total liabilities as of June 30, 2004 were $1,955 (fiscal 2003 - $14,344), a decrease of $12,389. During the six month period ended June 30, 2004 the Company issued 100,000 common shares for cash of $25,000 (fiscal 2003 - 0) and issued 0 (fiscal 2003 - 746,750) shares to settle debts of $0 (fiscal 2003 - $37,336). During the six month period ended June 30, 2004 investing activities consisted of additions to mineral properties $0 (fiscal 2003 - $0) and additions to fixed assets $2,508
     (fiscal 2003 - $0). For the six month period ended June 30, 2004 the Company recorded a net loss of $32,068 ($0.00 per share), compared to a net loss of $11,607 ($0.00 per share) in 2003 and a loss of $78,954 ($0.01 per share)  in  2002.

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

            Not  Applicable

ITEM  3.    Defaults  Upon  Senior  Securities

            Not  Applicable

ITEM  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders

            The Company held its Annual General Meeting on June 7, 2004. At the meeting two shareholders holding 4,577,182 shares were present in person and 5,336,317 shares were represented by proxy.

            At the meeting unanimous approval by a show of hands was given in respect to:

      1. The election of Antonino Cacace, David Jenkins and Cameron Richardson as the directors of the Company, and
      2. The appointment of Moore Stephens Ellis Foster Ltd., as independent accountants for the Company.

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

13.1        Form  10-KSB  for  the  Year  Ended  December  31,  2003*
13.2        Form  10-QSB  for  the  Quarter  ended  March  31,  2004*
16.         Letter  on  change  of  certifying  accountant*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1        Corporate  Governance  Principles*
--------
*  Previously  Filed

(b)   Reports  on  Form  8-K

On March 26, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 "Other Events and Regulation FD Disclosure" to announce the appointment of a new director.


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Aurora  Gold  Corporation
                                                       -------------------------
                                                       Registrant

Date:  June 13, 2004                          BY:  /s/ Cameron  Richardson
       -------------                               ----------------------
                                                       Cameron  Richardson
                                                       Director  and  President

Date:  June 13, 2004                          BY:  /s/ David  Jenkins
       -------------                               ----------------------
                                                       David  Jenkins
                                                       Director