Form 10QSB
period 2004-09-30
AURORA GOLD CORP
filed 2004-10-21
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004
                                    ------------------

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

YES [ ] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,534,431 shares of Common Stock were outstanding as of September 30, 2004.

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

                                      INDEX

                                                                   Page No.
PART I.   Financial Information

Item 1.   Financial Statements
          Balance Sheets --                                           3
          September 30, 2004 and December 31, 2003

          Statements of Operations --                                 4
          Nine-months Ended September 30, 2004

          Statements of Cash Flows --                                 5
          Nine-months Ended September 30, 2004

          Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9

Item 3.   Controls and Procedures                                    12

PART II.  Other Information

Item 1.   Legal Proceedings                                          12

Item 2.   Changes in Securities                                      13

Item 3.   Defaults Upon Senior Securities                            13

Item 4.   Submission of Matters to a Vote of Security Holders        13

Item 5.   Other Information                                          13

Item 6.   Exhibits and Reports on Form 8-K                           13

Signatures                                                           14

Balance Sheets
September 30, 2004 and December 31, 2003
(Expressed in U.S. Dollars)                                   September 30    December 31
(Unaudited)                                                           2004           2003
-----------------------------------------------------------------------------------------

ASSETS
Current
  Cash                                                      $       1,934   $     15,327
  Receivables                                                         200          2,196
-----------------------------------------------------------------------------------------
Total current assets                                                2,134         17,523

Equipment                                                           4,866          5,095
-----------------------------------------------------------------------------------------
Total assets                                                $       7,000   $     22,618
=========================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
  Accounts payable and accrued liabilities                  $      23,488   $      7,799
-----------------------------------------------------------------------------------------
Total liabilities                                                  23,488          7,799
=========================================================================================


Stockholders' Equity (Deficiency)
  Share Capital
    Authorized
      50,000,000 common shares, with par value $0.001each
    Issued:
      19,534,431 (2003 - 19,434,431) common shares                 19,534         19,434
    Additional paid-in capital                                  3,784,761      3,762,361
    Accumulated (deficit)                                      (3,820,783)    (3,766,976)
-----------------------------------------------------------------------------------------
Stockholders' Equity (deficiency)                                 (16,488)        14,819
-----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)     $       7,000   $     22,618
=========================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                     Cumulative
Statements of Operations                             October 10    Three months    Three months     Nine months     Nine months
(Expressed in U.S. Dollars)                    1995 (inception)           ended           ended           ended           ended
(Unaudited)                                     to September 30    September 30    September 30    September 30    September 30
                                                           2004            2004            2003            2004            2003
-------------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Administrative and general                  $        671,691   $         202   $         576   $      12,604   $       7,834
  Depreciation and amortization                         50,087             930             773           2,737           2,319
  Interest, bank charges and
    foreign exchange loss (gain)                        42,842              33            (163)            586            (156)
  Professional fees - accounting and legal             359,045           3,355             497           5,310           1,703
  Property search and negotiation                      163,439          17,219               -          30,601               -
  Salaries and consulting fees                         854,097               -               -               -               -
-------------------------------------------------------------------------------------------------------------------------------
                                                     2,141,201          21,739           1,683          51,838          11,700
Exploration expenses (recovery)                      1,404,343               -               -           1,969           1,595
Write off of mineral property costs                    172,981               -               -               -               -
-------------------------------------------------------------------------------------------------------------------------------
                                                     3,718,525          21,739           1,683          53,807          13,295
-------------------------------------------------------------------------------------------------------------------------------
Other income (loss)
    Gain on disposition of subsidiary                  216,474               -               -               -               -
    Interest income                                     22,353               -               -               -               5
    (Loss) on sale of investments                      (24,487)              -               -               -               -
    Operating (loss) of Spun-off operations           (316,598)              -               -               -               -
-------------------------------------------------------------------------------------------------------------------------------
                                                      (102,258)              -               -               -               5
-------------------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                           (3,820,783)        (21,739)         (1,683)        (53,807)        (13,290)
===============================================================================================================================
Earnings (loss) per share
    - basic and diluted                                          $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
===============================================================================================================================

Weighted average number of
    common shares outstanding
    - basic and diluted                                             19,523,808      17,229,896      19,523,808      17,229,896
===============================================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                                       Cumulative
Statements of Cash Flows                                               October 10     Nine months     Nine months
(Expressed in U.S. Dollars)                                      1995 (inception)           ended           ended
(Unaudited)                                                       to September 30    September 30    September 30
                                                                             2004            2004            2003
-----------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net (loss) for the period                                     $     (3,820,783)  $     (53,807)  $     (13,290)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      -depreciation and amortization                                      50,087           2,737           2,319
      -compensation on stock options                                     720,500               -               -
      -expenses satisfied with common stock                              497,300               -          37,336
      -writeoff of mineral property costs                                172,981               -               -
      -adjustment for spin-off of Aurora Metals (BVI) Limited            316,498               -               -
      -loss on sale of investments                                        24,487               -               -
Changes in assets and liabilities:
    -(increase) decrease in receivables                                 (207,178)          1,996            (264)
    -increase (decrease) in accounts payable                             441,645          15,689         (25,937)
-----------------------------------------------------------------------------------------------------------------
                                                                      (1,804,463)        (33,385)            164
-----------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of equipment                                                  (57,891)         (2,508)              -
  Proceeds on disposal of equipment                                       14,449               -               -
  Acquisition of mineral property costs                                 (172,981)              -               -
  Payment for incorporation cost                                         (11,511)              -               -
-----------------------------------------------------------------------------------------------------------------
                                                                        (227,934)         (2,508)              -
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                               1,979,839               -               -
  Loan proceeds                                                           54,492          22,500               -
-----------------------------------------------------------------------------------------------------------------
                                                                       2,034,331          22,500               -
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                           1,934         (13,393)            164
Cash and cash equivalents, beginning of period                                 -          15,327             987
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $          1,934   $       1,934   $       1,151
=================================================================================================================

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     (b)  Equipment

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

                    Computer equipment                2 years
                    Telecommunication equipment       5 years
                    Office equipment                  5 years

     (c)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2004 and December 31, 2003, the Company did not have proven reserves.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003.

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

4    Fixed  Assets

     ------------------------------------------------------------------------
                                                 September 30    December 31
                                                     2004           2003
     ------------------------------------------------------------------------
     Computer equipment                         $       2,508   $          -
     Telecommunication equipment                        1,875          1,875
     Office equipment                                  13,583         13,583
     ------------------------------------------------------------------------
                                                       17,966         15,458
     Accumulated depreciation and amortization        (13,100)       (10,363)
     ------------------------------------------------------------------------
                                                $       4,866   $      5,095
     ========================================================================

5    Common  shares  outstanding

     As at September 30, 2004, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 19,534,431 common shares issued and outstanding at September 30, 2004.

6.   Stock  Options  Outstanding

     At September 30, 2004 and December 31, 2003 the Company had no options outstanding.

7.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the nine month period ended September 30, 2004, salaries and consulting fees of $0 (2003 - $0) were paid or are payable to directors.

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

(B) Significant developments during the nine month period ended September 30, 2004 and Subsequent Events

     During the nine month period ended September 30, 2004 the Company issued 100,000 common shares for cash of $25,000.

     On September 20, 2004 the Company signed three letters of intent with Full Metal Minerals Ltd ("Full Metal") covering three mineral exploration properties in the State of Alaska.

     In the first letter of intent, Full Medal granted the Company the sole and exclusive option to acquire a 60% working interest in Full Metal's rights, title and interest in the Lucky Shot Property. The Lucky Shot Property comprises 65 patented claims in the Palmer Recording District, State of Alaska.

     In the second letter of Intent, Full Medal granted the Company the sole and exclusive option to acquire a 70% working interest in Full Metal's rights, title and interest in the Gunsite Property. The Gunsite Property comprises 21 mining claims in the Talkeetna Recording District, State of Alaska.

     In the third letter of intent, Full Medal granted the Company the sole and exclusive option to acquire a 70% working interest in Full Metal's rights, title and interest in the Zackly Property. The Zackly Property comprises 34 mining claims in the Talkeetna Recording District, State of Alaska.

     The Company continued to examine data relating to the potential acquisition of exploration properties in Mexico, South America and the United States of America.

(C)  Exploration  and  Development

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company owns or controls unpatented mining claims in British Columbia, Canada and Alaska, United States of America. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     Exploration expenses on the British Columbia, Canada, Kumealon limestone prospect totalled $1,969 during the nine month period ended September 30, 2004 (2003 - $1,595).

     The Company's properties are in the exploration stage only and are without a known body of Mineral Reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the Company's operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

(D)  Results  of  Operations

(a) Nine Months Ended September 30, 2004 (Fiscal 2004) versus Nine Months Ended September 30, 2003 (Fiscal 2003)

     The Company issued 100,000 common shares for cash of $25,000 (2003 - 0) and issued 0 (fiscal 2003 - 746,750) shares to settle debts of $0 (fiscal 2003
     -  $37,336).

     The Company had no operating revenues for the nine month period ended September 30, 2004 (fiscal 2003 - $0).

     For the nine months ended September 30, 2004 the Company recorded a loss of $53,807 or $0.00 per share, compared to a loss of $13,290 ($0.00 per share) in 2003.

     General and administrative expenses - For the nine month period ended September 30, 2004 the Company recorded general and administrative expenses of $49,101 (fiscal 2003 - $9,381). The fiscal 2004 amount includes, professional fees - accounting $3,079 (fiscal 2003 - $1,703) and legal $2,231 (fiscal 2003 - $0).

     Exploration expenditures - For the nine month period ended September 30, 2004 the Company recorded exploration expenses of $1,969, compared to $1,595 in fiscal 2003. The following is a breakdown of the exploration expenses by property: - Canada, Kumealon property $1,969 (fiscal 2003 - $1,595);

     Amortization expenditures - For the nine month period ended September 30, 2004 the Company recorded depreciation costs of $2,737 (fiscal 2003 - $2,319).

(b) Nine Months Ended September 30, 2003 (Fiscal 2003) versus Nine Months Ended September 30, 2002 (Fiscal 2002)

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

(E)  Capital  Resources  and  Liquidity

     At September 30, 2004 the Company had cash of $1,934 (2003 - $1,151) and a working capital deficiency of $21,354 (fiscal 2003 working capital deficiency - $13,157) respectively. Total liabilities as of September 30, 2004 were $23,488 (fiscal 2003 - $16,423), an increase of $7,065. During the nine month period ended September 30, 2004 the Company issued 100,000 common shares for cash of $25,000 (fiscal 2003 - 0) and issued 0 (fiscal 2003 - 746,750) shares to settle debts of $0 (fiscal 2003 - $37,336).
     During the nine month period ended September 30, 2004 investing activities consisted of additions to mineral properties $0 (fiscal 2003 - $0) and additions to fixed assets $2,508 (fiscal 2003 - $0). For the nine month period ended September 30, 2004 the Company recorded a net loss of $53,807 ($0.00 per share), compared to a net loss of $13,290 ($0.00 per share) in 2003 and a loss of $77,645 ($0.01 per share) in 2002.

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

     The Company's exploration properties have not commenced commercial production and the Company has no history of earnings or cash flow from its operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

(F)  Plans  for  the  Years  2004  and  2005

     During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on its exploration property.

     The Company will concentrate its exploration activities on the three Alaskan properties (the Lucky Shot Property, the Gunsite Property and the Zackly Property) and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Mexico, South America and the United States of America. Additional employees will be hired on a consulting basis as required by the exploration projects.

     The Company's exploration work program in 2004/2005 on the three newly acquired Alaskan properties will entail compilation of existing historical geological data, surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; (ii) whether certain claim blocks should be surrendered; or (iii) additional surrounding claim blocks be acquired.

     The Company's exploration work program in 2004/2005 on the British Columbia Kumealon limestone prospect will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; (ii) whether certain claim blocks should be surrendered; or (iii) additional surrounding claim blocks be acquired.

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

           Not Applicable

ITEM  5.   Other  Information

           None.

ITEM  6.   Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits:

3.1.1     Certificate  of  Incorporation*
3.1.2     Certificate  of  Amendment  to  the  Certificate  of  Incorporation*
3.1.3     Certificate  of  Restoration  and  Renewal  of  Certificate  of
          Incorporation*
3.2.1     By-laws*
3.2.2     Amended  and  Restated  By-laws*
13.1      Form  10-KSB  for  the  Year  Ended  December  31,  2003*
13.2      Form  10-QSB  for  the  Quarter  ended  March  31,  2004*
13.3      Form  10-QSB  for  the  Quarter  ended  June  30,  2004*
16.       Letter  on  change  of  certifying  accountant*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1      Corporate  Governance  Principles*
--------
*  Previously  Filed

(b)  Reports on Form 8-K

     On September 20, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 1.01 "Entry into a Material Definitive Agreement" to announce the signing of three letters of intent with Full Metal Minerals Ltd covering three mineral exploration properties in the State of Alaska.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Aurora  Gold  Corporation
                                                -------------------------
                                                Registrant

Date:  October  18,  2004                  BY:  /s/Cameron  Richardson
       ------------------                       ----------------------
                                                Cameron  Richardson
                                                Director  and  President

Date:  October  18,  2004                  BY:  /s/David  Jenkins
       ------------------                       -----------------
                                                David  Jenkins
                                                Director