Form 10KSB
period 2004-12-31
AURORA GOLD CORP
filed 2005-03-30
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                   For the Fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                     Commission file number          0-24393

AURORA  GOLD  CORPORATION
(Name  of  small  business  issuer  in  its  charter)

Delaware                                    13-3945947
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3540 West 41st Avenue, Suite 204, Vancouver, BC Canada         V6N 3E6
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $1,360,094 as of March 17, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 19,534,431shares of common stock were outstanding as of March 17, 2005.

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

ITEM  1.     DESCRIPTION  OF  BUSINESS

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

(B)     Significant  Developments  in  Fiscal  2004  and  Subsequent  Events

     In fiscal 2004 the Company issued 100,000 shares (fiscal 2003 - 100,000) for cash of $25,000 (fiscal 2003 - $25,000) and issued 0 (fiscal 2003 - 2,752,450) shares to settle debts of $0 (fiscal 2003 - $117,558). The carrying value of the indebtedness approximated the fair market value of the common shares issued.

     In March 2005 the Company signed an agreement with CCO Minera o Ltda. to purchase a 100% interest in the Matupa Gold Project located in northern Mato Grosso State, Brazil. The Agreement also covers surface rights access for both exploration and mining activity. The Agreement calls for Aurora Gold to pay CCO a total of US $3,350,000 over a five and one-half year period. Under the terms of the Agreement the Company is required to pay CCO (a) US $20,000 on signing;
(b) an additional US $50,000 on the four month anniversary of the Agreement; (c) an additional US $80,000 on the nine month anniversary of the Agreement; (d) an additional US $150,000 on the eighteen month anniversary of the Agreement; and
(e) additional escalating annual payments until the final US $1,300,000 payment is made on the sixty-sixth month anniversary of the Agreement. On completion of the payment schedule, CCO is entitled to minimum advance royalty payments of US $240,000 per year. CCO will receive a 2.25% net smelter return royalty when the property is in production. The Agreement can be terminated at any time after a 30-day notice is given.

     In March 2005 the Company also signed a Right of First Refusal Agreement with Neuer Kapital Corp. whereby the Company has granted to Neuer a 60-day Right of First Refusal to purchase all of Aurora Gold's interest in the Matupa Gold Project. Under the terms of the RFR Agreement with Neuer, Neuer on the date that is the later of 10 business days (a) after receipt by Aurora Gold of the RFR Exercise Notice and (b) receipt by Neuer of all final regulatory approvals, is required to: (a) pay Aurora Gold US $50,000; (b) issue to Aurora Gold 150,000 common shares of Neuer; (c) pay to Aurora Gold up to US $20,000 of the direct out-of-pocket costs of Aurora Gold in connection with the CCO / Aurora Matupa Agreement; and (d) pay to Aurora Gold all other payments paid by Aurora Gold to CCO up to the Closing Date in connection with the CCO / Aurora Matupa Agreement. On the Closing Date, Aurora Gold will assign all of its rights, title and interest in and to the CCO / Aurora Matupa Agreement to Neuer. Within six months following the Closing Date, Neuer has agreed to pay to Aurora Gold an additional US $50,000 and issue an additional 150,000 common shares of Neuer. The management of Neuer anticipates exercising the Right of First Refusal Agreement with Aurora Gold as soon as the legal due diligence work is completed and Neuer gets final regulatory approval of the RFR Agreement.

     Aurora Gold will pay a finders fee on the CCO / Aurora Matupa Agreement to a private United Kingdom citizen.

     In March 2005 the Company dropped its options with Full Medal Minerals Ltd. to acquire an interest in three mineral exploration properties located in the State of Alaska, United States. The three mineral exploration properties are the Lucky Shot Property in the Palmer Recording District, State of Alaska, the Gunsite Property in the Talkeetna Recording District, State of Alaska and the Zackly Property in the Talkeetna Recording District, State of Alaska

(C)     Exploration  and  Development

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

     The Company is currently concentrating its exploration activities in Brazil, Canada and the United States. The Company is also examining data relating to the potential acquisition of other exploration properties in Mexico, South America and the United States of America.

     For the year ended December 31, 2004 the Company recorded exploration expenses of $60,082 compared to $1,595 in fiscal 2003. The following is a breakdown of the exploration expenses by property: United States, Alaska $39,113 (2003 - $0); Brazil $19,000 (2003 - $0) and Canada, Kumealon property $1,969
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

(D)     Employees

     As of March 17, 2004 there was one full time employee and one part time employee.

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

     All phases of the Company's operations in the United States, Brazil and Canada are subject to environmental regulations. The regulations are comprehensive and cover water quality, discharge limits, hazardous wastes, agricultural land and vegetation.

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

(J)     Company  operations

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

     The Company has a direct interest in several properties. The properties have no known reserves. The Company has no history of earnings or cash flow from operations. Historically, the only source of funds available to the Company is through (i) the sale of its equity shares or (ii) borrowings. Even if the results of future exploration programs are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercial deposit exists on any of its properties. While the Company may generate additional working capital through the operation, development, sale or possible syndication of its properties, there is no assurance that any such funds will be available for operations.

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

(K)     Conflicts  of  interest

     Two of the Company's Directors serve as Directors of other resource exploration companies. To the extent that such other companies may participate in ventures in which the Company may participate, the Director may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In addition, conflicts of interest may arise from time to time, as a result of the Company engaging in transactions in which Directors and Officers of the Company may have an interest. PLEASE REFER TO "ITEM 12 - RELATED PARTY TRANSACTIONS."

(L)     Currency  fluctuations

     The Company maintains its accounts in United States dollars. The Company's operations in Canada and United States make it subject to foreign currency fluctuations and such fluctuations may materially affect the Company's financial position and results. At the present time the Company does not engage in hedging activities.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     The Companies properties are in the preliminary exploration stage and do not contain any known bodies of ore.

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

     On September 10, 2004 the Company signed three letters of intent with Full Metal Minerals Ltd ("Full Metal") covering three mineral exploration properties in the State of Alaska, United States.

     In the first letter of intent, Full Medal granted the Company the sole and exclusive option to acquire a 60% working interest in Full Metal's rights, title and interest in the Lucky Shot Property. The Lucky Shot Property comprises 65 patented claims in the Palmer Recording District, State of Alaska, United States.

     In the second letter of Intent, Full Medal granted the Company the sole and exclusive option to acquire a 70% working interest in Full Metal's rights, title and interest in the Gunsite Property. The Gunsite Property comprises 21 mining claims in the Talkeetna Recording District, State of Alaska, United States.

     In the third letter of intent, Full Medal granted the Company the sole and exclusive option to acquire a 70% working interest in Full Metal's rights, title and interest in the Zackly Property. The Zackly Property comprises 34 mining claims in the Talkeetna Recording District, State of Alaska, United States.

     In March 2005 the Company dropped its options with Full Medal Minerals Ltd. to acquire an interest in three mineral exploration properties located in the State of Alaska, United States.

     In March 2004 the Company signed an agreement with CCO Minera o Ltda. of Belo Horizonte, Minas Gerais, Brazil to purchase a 100% interest in the Matupa Gold Project located in northern Mato Grosso State, Brazil. The Matupa Gold Project property covers an area of approximately 6,000 hectares and is located in the northeast part of the Peixoto de Azevedo gold camp where extensive artisanal workings in alluvium and saprolite occur over an area of approximately 80 kilometres by 30 kilometres. Previous work on the property was conducted by Rio Tinto and Western Mining in the late 1990's and has generated a large quantity of information including geochemical, geophysical, trenching and drilling data.


ITEM  3.     LEGAL  PROCEEDINGS

     The company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART 11

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

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

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             --------------  ---------------  --------------  ---------------
2005 - High  $         0.23
2005 - Low   $         0.09
2004 - High  $         0.51  $          0.38  $         0.31  $          0.26
2004 - Low   $         0.20  $          0.24  $         0.17  $          0.15
2003 - High  $         0.12  $          0.12  $         0.08  $          0.40
2003 - Low   $         0.03  $          0.04  $         0.01  $          0.01



(b)  Holders:       As  of  March  17, 2005, there were 739 holders of record of the  Common  Stock.
(c)  Dividends:     No  cash  dividends  were  paid  in  2004  or  2003. No cash dividends  have  been  paid  subsequent  to  December  31,
                    2004.  The  amount  and  frequency  of  cash  dividends  are significantly  influenced by metal prices, operating results and the Company's cash requirements.
(d)  Securities authorized for issuance under equity compensation plan:     None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2004.

     During  the  fourth  quarter  of  2004,  0  common  shares  were  issued.

     The Company believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering and/or Regulation S as promulgated pursuant to the Act.


ITEM  6.     MANAGEMENTS'  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

(A)     General

     The Company is a mineral exploration company based in Vancouver, Canada engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp.".

     The Company had no revenues during fiscal 2004 and 2003. Funds raised in fiscal 2004 and 2003 were used for exploration of the Company's properties and general administration.

(B)     Results  of  Operations

(a) Twelve Months Ended December 31, 2004 (Fiscal 2004) versus Twelve Months Ended December 31, 2003 (Fiscal 2003)

          For the year ended December 31, 2004 the Company recorded a loss of $223,763 or $0.01 per share, compared to a loss of $96,404 ($0.01 per share) in 2003.

          General and administrative expenses - For the year ended December 31, 2004 the Company recorded general and administrative expenses of $163,681 (fiscal 2003 - $94,814). The fiscal 2004 amount includes $52,563 for property search and negotiation (fiscal 2003 - $49,277), professional fees
     -  accounting $9,831 (fiscal 2003 - $6,700) and legal $2,231 (fiscal 2003 -
     $0).

          Exploration expenditures - For the year ended December 31, 2004 the Company recorded exploration expenses of $60,082 compared to $1,595 in fiscal 2003. The following is a breakdown of the exploration expenses by property: United States, Alaska $39,113 (2003 - $0); Brazil $19,000 (2003 - $0) and Canada, Kumealon property $1,969 (2003 - $1,595).

          Amortization expenditures - For the year ended December 31, 2004 the Company recorded depreciation costs of $3,666 compared to $3,092 in fiscal 2003.

(b) Twelve Months Ended December 31, 2003 (Fiscal 2003) versus Twelve Months Ended December 31, 2002 (Fiscal 2002)

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

          Amortization expenditures - For the year ended December 31, 2004 the Company recorded depreciation costs of $3,092 compared to $9,038 in fiscal 2003.

(C)  Capital  Resources  and  Liquidity

     In fiscal 2004 the Company issued 100,000 common shares at $0.25 per share for cash proceeds of $25,000. In fiscal 2003 the Company issued 100,000 common shares at $0.25 per share for cash proceeds of $25,000 and settled $117,558 of debt with the issuance of 2,752,450 common shares at prices ranging from $0.04 to $0.05 per common share. The carrying value of the indebtedness approximated the fair value of the common shares issued.

     At December 31, 2004, the Company had cash of $1,275 (2003 - $15,327) and working capital deficiency of $188,821 (2003 working capital - $9,724) respectively. Total liabilities as of December 31, 2004 were $190,296 as compared to $7,799 on December 31, 2003, an increase of $182,497. During 2004 net proceeds from the issuance of common stock was $22,500 (2003 - $25,000). In Fiscal 2004 investing activities consisted of additions to mineral properties $0 (2003 - $0) and additions to fixed assets $2,508 (2003 - $0). For the year ended December 31, 2004 the Company recorded a loss of $223,763, or $0.01 per share, compared to a loss of $96,404 ($0.01 per share) in 2003.

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

Plans  for  Year  2005

     During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on its exploration property. There is, of course, no assurance that it will be able to do so.

     The Company will concentrate its exploration activities on the Kumealon limestone property in British Columbia Canada and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the countries of Brazil, Mexico and the United States. Additional employees will be hired on a consulting basis as required by the exploration projects.

     The Company's exploration work program in 2005 on the British Columbia Kumealon limestone prospect will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

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

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2004 and 2003, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

(E)     Off-balance  Sheet  Arrangements  and  Contractual  Obligations

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

(F)     Market  Risk  Disclosures

     The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.


ITEM  7.     FINANCIAL  STATEMENTS

INDEX TO FINANCIAL STATEMENTS - December 31, 2004

            Financial Statements                     Page
-----------------------------------------------  ------------
Report of Independent Accountants                F-2
Balance Sheets                                   F-3
Statements of Stockholders' Equity (Deficiency)  F-4
Statements of Operations                         F-5
Statements of Cash Flows                         F-6
Significant Accounting Policies                  F-7 to F-12
Notes to Financial Statements                    F-12 to F-16


Financial  Statement  Schedules *

*Financial  Statement  Schedules  have  been  omitted  as  not  applicable

          AURORA  GOLD  CORPORATION
          (An  exploration  stage  enterprise)

          Financial  Statements
          (EXPRESSED  IN  U.S.  DOLLARS)

          December  31,  2004  and  2003




          INDEX
          -----

          Report  of  Independent  Registered  Public  Accounting  Firm

          Balance  Sheets

          Statements  of  Stockholders'  Equity  (Deficiency)

          Statements  of  Operations

          Statements  of  Cash  Flows

          Notes  to  Financial  Statements


                                       F1

MOORE STEPHENS
ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 737-8117  Facsimile: (604) 714-5916
Website:   www.ellisfoster.com
           -------------------

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS

AURORA  GOLD  CORPORATION
(An  exploration  stage  enterprise)


We have audited the balance sheets of AURORA GOLD CORPORATION (An exploration stage enterprise) ("the Company") as at December 31, 2004 and 2003, the statements of stockholders' equity (deficiency) for the years ended December 31, 2004 and 2003, and the statements of operations and cash flows for the years ended December 31, 2004 and 2003 and from October 10, 1995 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and from October 10, 1995 (inception) to December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

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


Vancouver,  Canada                      "MOORE  STEPHENS  ELLIS  FOSTER  LTD."
March  15,  2005
                                                Chartered  Accountants


-------------------------------------------------------------------------------
MSEF A partnership of incorporated professionals
     An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited
     -    members in principal cities throughout the world


                                       F2

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Balance Sheets
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
=============================================================================================
                                                                       2004          2003
---------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                             $     1,275   $    15,327
  Receivables                                                              200         2,196
---------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     1,475        17,523

MINERAL PROPERTIES (Note 3)                                                  -             -

EQUIPMENT (Note 4)                                                       3,937         5,095
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $     5,412   $    22,618
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                         $    29,354   $     7,799
  Accounts payable - related party (Note 6)                            121,942             -
  Loan payable - related party (Note 6)                                 39,000             -
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                      190,296         7,799
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
  Authorized:
    50,000,000 common shares, with par value of $0.001 per share
  Issued:
    19,534,431 (2003 - 19,434,431) common shares                        19,534        19,434

ADDITIONAL PAID-IN CAPITAL                                           3,786,321     3,762,361

ACCUMULATED (DEFICIT)                                               (3,990,739)   (3,766,976)
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (184,884)       14,819
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)            $     5,412   $    22,618
=============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F3

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Statements of Stockholders' Equity (Deficiency)
Years Ended December 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
===========================================================================================================================
                                                                                                                      Total
                                                                                                 Accumulated        stock-
                                    Common Stock      Additional     Compre-                           other       holders'
                                -------------------      paid-in     hensive    Accumulated    comprehensive         equity
                                    Shares   Amount      capital      (loss)   (deficiency)    income (loss)   (deficiency)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002      16,581,981  $ 6,582  $  ,622,655              $ (3,670,572)  $             -  $    (31,335)

Issuance of common stock for
 - settlement of indebtedness    2,752,450    2,752      114,806          -              -                 -       117,558

 - for cash in December 2003
   at $0.25 per share              100,000      100       24,900          -              -                 -        25,000

Net (loss) for the period                -        -            -    (96,404)       (96,404)                -       (96,404)
---------------------------------------------------------------------------------------------------------------------------

Total comprehensive (loss)                                        $ (96,404)
                                                                  ==========
                                                                                                                         -
BALANCE, December 31, 2003      19,434,431   19,434  $ 3,762,361              $ (3,766,976)  $             -  $     14,819

Issuance of common stock for
 - for cash in January 2004
   at $0.25 per share,
   less issuance costs             100,000      100       22,400          -              -                 -        22,500

Imputed interest                         -        -        1,560          -              -                 -         1,560

Net (loss) for the period                -        -            -   (223,763)      (223,763)                -      (223,763)
---------------------------------------------------------------------------------------------------------------------------

Total comprehensive (loss)                                        $(223,763)
                                                                  ==========
                                                                                                                         -
BALANCE, December 31, 2004      19,534,431  $19,534  $ 3,786,321              $ (3,990,739)  $             -  $   (184,884)
================================================================              =============================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F4

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Statements of Operations
(EXPRESSED IN U.S. DOLLARS)
====================================================================================================
                                                           Cumulative
                                                           October 10           Year            Year
                                                     1995 (inception)          Ended           Ended
                                                       to December 31    December 31     December 31
                                                                 2004           2004            2003
----------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                         $        692,066   $     32,979   $     36,422
  Depreciation and amortization                                51,016          3,666          3,092
  Imputed interest on loan payable - related party              1,560          1,560              -
  Interest, bank charges and
    foreign exchange loss (gain)                               43,107            851           (677)
  Professional fees - accounting and legal                    365,797         12,062          6,700
  Property search and negotiation                             185,401         52,563         49,277
  Salaries and consulting fees                                914,097         60,000              -
----------------------------------------------------------------------------------------------------

                                                            2,253,044        163,681         94,814

EXPLORATION EXPENSES                                        1,462,456         60,082          1,595

WRITEOFF OF MINERAL PROPERTY COSTS                            172,981              -              -
----------------------------------------------------------------------------------------------------

                                                            3,888,481        223,763         96,409
----------------------------------------------------------------------------------------------------

OTHER INCOME (LOSS)
  Gain on disposition of subsidiary                           216,474              -              -
  Interest income                                              22,353              -              5
  (Loss) on sale of investments                               (24,487)             -              -
 Operating (loss) of Spun-off operations                     (316,598)             -              -
----------------------------------------------------------------------------------------------------

                                                             (102,258)             -              5
----------------------------------------------------------------------------------------------------

NET (LOSS) FOR THE PERIOD                            $     (3,990,739)  $   (223,763)  $    (96,404)
====================================================================================================

EARNINGS (LOSS) PER SHARE
-basic and diluted                                                      $      (0.01)  $      (0.01)
====================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  - basic and diluted                                                     19,526,486     17,861,583
====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F5

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Statements of Cash Flows
(EXPRESSED IN U.S. DOLLARS)
=======================================================================================================
                                                               Cumulative
                                                               October 10           Year           Year
                                                         1995 (inception)          Ended          Ended
                                                           to December 31    December 31    December 31
                                                                     2004           2004           2003
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  Net (loss) for the period                             $     (3,990,739)  $   (223,763)  $    (96,404)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    - depreciation and amortization                               51,016          3,666          3,092
    - compensation on stock options                              720,500              -              -
    - expenses satisfied with common stocks                      497,300              -         80,222
    - imputed interest on loan payable - relate party              1,560          1,560              -
    - writeoff of mineral property costs                         172,981              -              -
    - adjustment for spin-off of Aurora Metals
        (BVI) Limited                                            316,498              -              -
    - loss on sale of investments (Note 3)                        24,487              -              -
  Changes in assets and liabilities:
    - (increase) in receivables                                 (207,178)         1,996           (345)
    - increase in accounts payable                               569,453        143,497          2,775
-------------------------------------------------------------------------------------------------------

NET CASH FLOW USED IN OPERATING ACTIVITIES                    (1,844,122)       (73,044)       (10,660)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  INVESTING ACTIVITIES
  Purchase of equipment                                          (57,891)        (2,508)             -
  Proceeds on disposal of equipment                               14,449              -              -
  Acquisition of mineral property costs                         (172,981)             -              -
  Payment for incorporation cost                                 (11,511)             -              -
-------------------------------------------------------------------------------------------------------

NET CASH FLOW USED IN INVESTING ACTIVITIES                      (227,934)        (2,508)             -
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock,
    less issuance costs                                        2,002,339         22,500         25,000
  Loan proceeds from related party                                39,000         39,000              -
  Loan proceeds                                                   31,992              -              -
-------------------------------------------------------------------------------------------------------

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                 2,073,331         61,500         25,000
-------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 1,275        (14,052)        14,340

CASH AND CASH EQUIVALENTS,
  beginning of period                                                  -         15,327            987
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
  end of period                                         $          1,275   $      1,275   $     15,327
=======================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid in cash                                                    $          -   $          -
  Income taxes paid in cash                                                $          -   $          -
=======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F6

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
================================================================================


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


2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Principles  of  Accounting

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

     (c)  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents as at December 31, 2004 and 2003.


                                       F7

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES   (continued)

     (d)  Equipment

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Equipment is recorded at cost. Depreciation is provided over the following useful lives:

            Computer equipment                2 years
            Office equipment                  5 years
            Telecommunication equipment       5 years


     (e)  Stock-Based  Compensation

          The Company has adopted the fair value method of accounting for stock-based compensation as recommended by the Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation.

     (f)  Advertising  Expenses

          The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the years ended December 31, 2004 and 2003.

     (g)  Foreign  Currency  Transactions

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

     (h)  Concentration  of  Credit  Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company rarely maintains balances in a financial institution beyond the insured amount. As of December 31, 2004 and 2003, the Company has no deposit in a bank beyond insured limits.


                                       F8

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES   (continued)

     (i)  Long-Lived  Assets  Impairment

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

     (j)  Fair  Value  of  Financial  Instruments

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

          The carrying value of cash, receivables, accounts payable and accrued liabilities, accounts payable - related party, and loan payable - related party approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

          The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

     (k)  Intangible  Assets

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


                                       F9

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
================================================================================


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

     (n)  Earnings  (Loss)  Per  Share

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


                                      F10

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES   (continued)

     (o)  Comprehensive  Income

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

     (p)  New  Accounting  Pronouncements

          In  November  2004,  the  FASB  issued  SFAS No. 151, "Inventory Costs
          - an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on the Company's financial statements.

          In  December  2004,  the  FASB  issued  SFAS  No.  153,  Exchanges  of
          Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company's financial statements.


                                      F11

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES   (continued)

     (p)  New  Accounting  Pronouncements   (continued)

          In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of FASB No. 123(R), will not have a material impact on the Company's financial statements.


3.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES

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

     ALASKA,  USA  -  GUNSITE,  LUCKY  SHOT,  ZACKLY  PROPERTIES

     On September 10, 2004, the Company entered into three (3) Binding Letters of Intent ("Letters") whereby the Company was granted options to purchase an interest in three mineral exploration properties located in the State of Alaska. The three mineral exploration properties are the Lucky Shot Property (60% working interest) in the Palmer Recording District, State of Alaska, the Gunsite Property (70% working interest) in the Talkeetna Recording District, State of Alaska and the Zackly Property (70% working interest) in the Talkeetna Recording District, State of Alaska. Upon signing of the Letters, the Company made a cash payment of $5,000 per property (total of $15,000) in accordance with the terms of the Letters.

     In March 2005, the Company decided to terminate all three Letters of Intent.


                                      F12

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
================================================================================


4.   EQUIPMENT

     -------------------------------------------------
                                    2004       2003
     -------------------------------------------------

     Computer equipment           $ 17,633   $ 15,125
     Office equipment               13,583     13,583
     Telecommunication equipment     1,875      1,875
     -------------------------------------------------

                                    33,091     30,583
     Accumulated depreciation      (29,154)   (25,488)
     -------------------------------------------------

                                  $  3,937   $  5,095
     =================================================


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

     There  were no stock options granted during the fiscal years 2004 and 2003.


6.   RELATED  PARTY  TRANSACTIONS

     Related party transactions not disclosed elsewhere in these financial statements:

     (a) During the fiscal year 2004, salaries and consulting fees of $60,000 (2003 - Nil) were paid to a director. This transaction was recorded at the exchange amount, being the value established and agreed to by the related parties. As at December 31, 2004, the amount is included in Accounts payable - related party.

     (b) Included in accounts payable - related party as at December 31, 2004 is an amount payable to a director of the Company for various expenses incurred on behalf of the Company.

     (c) Loan payable as at December 31, 2004 of $39,000 is payable to a director of the Company. The amount is non-interest bearing, unsecured and has no stated terms of repayment. The Company recorded imputed interest of $1,560 (2003 - $nil) at an interest rate of 4% per annum.


                                      F13

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
================================================================================


7.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

     In fiscal year 2003, the Company issued 746,750 shares of common stock for settlement of $37,336 of debt incurred in 2002 and 2,005,700 shares for payment of $80,222 of expenses incurred in 2003.


8.   INCOME  TAXES

     (a) The Company has net losses for tax purposes totalling approximately $2,921,000 which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2004 and 2003. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

          The  right  to  claim  these  losses  expires  as  follows:

          --------------------
          2011      $  231,000
          2012         564,000
          2018         331,000
          2019         795,000
          2020         550,000
          2022         138,000
          2023          90,000
          2024         222,000
          --------------------

                    $2,921,000
          ====================

     (b) The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

          ----------------------------------------------
                                     2004        2003
          ----------------------------------------------

          Tax loss carryforwards  $ 993,000   $ 917,000
          Valuation allowance      (993,000)   (917,000)
          ----------------------------------------------

                                  $       -   $       -
          ==============================================


                                      F14

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
================================================================================


9.   SUBSEQUENT  EVENTS

     (a) In March 2005, the Company signed an agreement ("Matupa Agreement") with CCO Mineracao Ltda. ("CCO") of Belo Horizonte, Minas Gerais, Brazil to purchase a 100% interest in the Matupa Gold Project located in northern Mato Grosso State, Brazil. The Matupa Agreement also covers surface rights access for both exploration and mining activity. The Matupa Agreement calls for the Company to pay CCO a total of US$3,350,000 over a five and one-half year period. The Matupa Agreement also covers surface rights access for both exploration and mining activity.

          In accordance with the Matupa Agreement, the Company is required to pay CCO:

          i.   US  $20,000  on  signing;
         ii. an additional US $50,000 on the four month anniversary of the Matupa Agreement;
        iii. an additional US $80,000 on the nine month anniversary of the Matupa Agreement;
         iv. an additional US $150,000 on the eighteen month anniversary of the Matupa Agreement; and
          v. additional escalating annual payments until the final US $1,300,000 payment is made on the sixty-sixth month anniversary of the Matupa Agreement.

          On completion of the payment schedule, CCO is entitled to a minimum advance royalty payments of US $240,000 per year. CCO will receive a 2.25% net smelter return royalty when the property is in production. The Matupa Agreement can be terminated at any time after a 30-day notice is given.

     (b) In March 2005, The Company signed a Right of First Refusal Agreement ("RFR Agreement") with Neuer Kapital Corp. ("Neuer") whereby the Company has granted to Neuer a 60-day First Right of Refusal to purchase all of the Company's interest in the Matupa Gold Project.

          In accordance with the RFR Agreement, upon approval of the Agreement by the TSX Venture Exchange and no later than 10 days after providing Aurora with the RFR Exercise Notice, Neuer is required to:

          i.  pay  the  Company  US  $50,000;
         ii.  issue  to  the  Company  150,000  common  shares  of  Neuer;
        iii. pay to the Company up to US $20,000 of the direct out-of-pocket costs incurred by the Company in connection with the Matupa Agreement;
         iv. pay to the Company all other payments paid by the Company to CCO up to the Closing Date in connection with the Matupa Agreement.


                                      F15

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Notes to Financial Statements
December 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
================================================================================


9.   SUBSEQUENT EVENTS (continued)

          On the Closing Date, the Company will assign all of its rights, title and interest in and to the Matupa Agreement to Neuer. Within six months following the Closing Date, Neuer has agreed to pay to Aurora Gold an additional US $50,000 and issue an additional 150,000 common shares of Neuer.

     (c) The Company will pay a finders fee with respect to the CCO/Aurora Matupa Agreement to a private United Kingdom citizen.

     (d)  See  Note  3.


10.  CUMULATIVE  FIGURES

     Certain 2003 cumulative figures have been reclassified to conform with the financial statement presentation adopted for 2004.


                                      F16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's Accountants concerning accounting or financial disclosure.

ITEM  8A.    CONTROLS  AND  PROCEEDURES

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


                                    PART 111

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2004 and March 17, 2005. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

-------------------------------------------------------------------------------------
Name                   Position
---------------------  --------------------------------------------------------------
Antonino G. Cacace     Age 59, Director since October 1995. Engineer, Founder and current Managing Director of Stelax Industries in the United
                       Kingdom. Between 1984 and 1995 he was managing
                       director/chief executive officer of several Companies involved in development and operation of steel/bar rolling mills.

---------------------  --------------------------------------------------------------
David E. Jenkins       Age 51, Company founder, President and Director from
                       October 1995 to May 2001. Mr. Jenkins rejoined the
                       Company's Board of Directors in March 2004. Mr. Jenkins is
                       the founder and President of J  Capital Partners LLC.

---------------------  --------------------------------------------------------------
A. Cameron Richardson  Age 52, President and Director since May 4, 2001, Secretary since April 1998.  1981 to 1997 held accounting positions with various Canadian resource companies.
-------------------------------------------------------------------------------------

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2004 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. A copy of the Company's Corporate Governance Principles is incorporated by reference.


ITEM  10.  EXECUTIVE  COMPENSATION

(A)     General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

----------------------------------------------------------------------------------------------------------
                            Annual Compensation               Long-Term Compensation
                            --------------------------------  --------------------------------------------
                                                              Awards                    Payments
                                                              ------------------------  ------------------
                                                                           Securities
                                                                             Under-                 All
                                               Other Annual   Restricted      Lying                other
                                                  Compen-        Stock      Options/      LTIP    Compen-
Name And             Year   Salary   Bonuses      Sation       Award(s)       SARs      Payouts    sation
Principal Position            ($)      ($)          ($)           ($)          (#)        ($)       ($)
(a)                   (b)     (c)      (d)          (e)           (f)          (g)        (h)       (i)
-------------------  -----  -------  --------  -------------  -----------  -----------  --------  --------
Cameron Richardson   2004   -0-      -0-       -0-            None         None         None      -0-
-------------------  -----  -------  --------  -------------  -----------  -----------  --------  --------
 President and       2003   -0-      -0-       -0-            None         None         None      -0-
-------------------  -----  -------  --------  -------------  -----------  -----------  --------  --------
 Director            2002   1,440    -0-       -0-            None         None         None      -0-
----------------------------------------------------------------------------------------------------------

None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2004 the entire board of directors acted as the Company's compensation committee and audit committee.

(B)     Options/SAR  Grants  Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

----------------------------------------------------------------------------------
                       Option/SAR Grants in Last Fiscal Year
                                (Individual Grants)
----------------------------------------------------------------------------------
                                         Percent Of
                          Number of    Total Options/
                          Securities    SARs Granted
                          Underlying    To Employees     Exercise Or   Expiration
                         Option/SARs      In Fiscal      Base Price       Date
         Name            Granted (#)        Year           ($/Sh)        (M/D/Y)
          (a)                (b)             (c)             (d)           (e)
-----------------------  ------------  ---------------  -------------  -----------
Cameron Richardson  (1)  None                       0%  $           0
----------------------------------------------------------------------------------

Note  1.     No  options  were  awarded  in  2004  or  2003.

(C)     Aggregated  Option/SAR  Exercises  and  Fiscal Year-End Option/SAR Value
Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

---------------------------------------------------------------------------------
 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
=================================================================================
                                                Number of
                                                Securities         Value Of
                                                Underlying        Unexercised
                                               Unexercised       In-The-Money
                        Shares                 Options/SARs      Options/SARs
                       Acquired      Value    At FY-End ($)   At FY-End ($0.240)
                     On Exercise   Realized    Exercisable/      Exercisable/
         Name            (#)          ($)     Unexercisable      Unexercisable
          (a)            (b)          (c)          (d)                (e)
-------------------  ------------  ---------  --------------  -------------------
Cameron Richardson   None          None       None            $                 0
---------------------------------------------------------------------------------

(D)     Long-Term  Incentive  Plans  ("LTIP")  Awards  Table

     The  Company  does  not  have  a  Long-term  Incentive  Plan.

(E)     Compensation  of  Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2004 non-officers directors received a total of $0 in consulting fees.

(F) Employment Contracts and termination of employment and change-in-control arrangements

     None of the Company's officers or directors was party to an employment agreement with the Company.

(G)     Report  on  repricing  of  options/SARs

     At no time during the last completed fiscal year did the Company, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     No securities were authorized for issuance under equity compensation plans.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 17, 2005 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 17, 2005 there were 19,534,431 shares of Common Stock issued and outstanding.

(A)     Security  Ownership  of  Certain  Beneficial  Owners

------------------------------------------------------------------
      Name and Address of            Amount and
       Beneficial Owner              Nature of      Percentage of
                                  Beneficial Owner      Class
                                  ----------------  --------------
David Jenkins                        7,161,610          36.66%
3540 West 41st Avenue, Suite 204
Vancouver, B.C. Canada V6N 3E6
------------------------------------------------------------------

(B)     Security  Ownership  of  Management

------------------------------------------------------------------------
           Name and Address of             Amount and
            Beneficial Owner               Nature of      Percentage of
                                        Beneficial Owner      Class
                                        ----------------  --------------
Officers and Directors (1)
--------------------------------------  ----------------  --------------
Antonino G. Cacace                                 8,333              *
Crud-y-Gloyat
Carswell Bay
Swansea Wales, U.K.
--------------------------------------  ----------------  --------------
David Jenkins (1)                              7,161,610          36.66%
3540 West 41st Avenue, Suite 204
Vancouver, B.C. Canada V6N 3E6
--------------------------------------  ----------------  --------------
Cameron Richardson                                     0              *
2 - 238 West 4th Street,
North Vancouver, B.C., Canada V6E 4K2
--------------------------------------  ----------------  --------------
Officers and Directors (3 persons)             7,169,943          36.70%
------------------------------------------------------------------------

*    Less  than  1%.

(C)     Changes  in  Control

     There were no arrangements during the last completed fiscal year or subsequent period to March 17, 2005 which would result in a change in control of the Company.

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

(A)       Exhibits

3.1.1     Certificate  of  Incorporation*
3.1.2     Certificate  of  Amendment  to  the  Certificate  of  Incorporation*
3.1.3     Certificate  of  Restoration  and  Renewal  of  Certificate  of
          Incorporation*
3.2.1     By-laws*
3.2.2     Amended  and  Restated  By-laws*
13.1      Form  10-QSB  for  the  Quarter  ended  March  31,  2004*
13.2      Form  10-QSB  for  the  Quarter  ended  June  30,  2004*
13.3      Form  10-QSB  for  the  Quarter  ended  September  30,  2004*
16.       Letter  on  change  in  certifying  accountant*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1      Corporate  Governance  Principles*
--------
*  Previously  Filed

(B)       Reports  on  Form  8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2004 fiscal year were $6,500 (2003 - $8,331).

Audit-Related  Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2004 were $0 (2003- $0).

Tax  fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2004 were $0 (2003 - $0).

All  other  fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2004 were $0 (2003 - $0).

     The Audit Committee feels that the services rendered by Moore Stephens Ellis Foster Ltd. are compatible with maintaining the principal accountant's independence.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Aurora  Gold  Corporation
                                       -------------------------
                                       Registrant

Date:  March 28,  2005            BY:  /s/  A.  Cameron  Richardson
       ---------------                 ----------------------------
                                       Cameron  Richardson
                                       Director


Date:  March 28,  2005            BY:  /s/  David  Jenkins
       ---------------                 -------------------
                                       David  Jenkins
                                       Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 28,  2005             BY:  /s/  A.  Cameron  Richardson
       ---------------                  ----------------------------
                                        A.  Cameron  Richardson
                                        Director  and  President

Date:  March 28,  2005             BY:  /s/  David  Jenkins
       ---------------                  -------------------
                                        David  Jenkins
                                        Director  and  Secretary