Form 10QSB
period 2005-03-31
AURORA GOLD CORP
filed 2005-05-13
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005
                                    --------------

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


3540 West 41st Avenue, Suite 204, Vancouver, BC Canada V6N 3E6
--------------------------------------------------------------
(Address of principal executive offices)

(604) 687-4432
--------------
(Issuer's Telephone Number)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last
-------
report)

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

YES [ ]  NO  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,534,431 shares of Common Stock were outstanding as of March 31, 2005.

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


                                      INDEX

                                                                Page No.
PART I.    Financial Information

Item 1.    Financial Statements
           Balance Sheets --                                           3
           March 31, 2005 and December 31, 2004

           Statements of Operations --                                 4
           Three-months Ended March 31, 2005

           Statements of Cash Flows --                                 5
           Three-months Ended March 31, 2005

           Notes to Consolidated Financial Statements                  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9

Item 3.    Controls and Procedures                                    12

PART II.   Other Information

Item 1.    Legal Proceedings                                          13

Item 2.    Changes in Securities                                      13

Item 3.    Defaults Upon Senior Securities                            13

Item 4.    Submission of Matters to a Vote of Security Holders        13

Item 5.    Other Information                                          13

Item 6.    Exhibits and Reports on Form 8-K                           13

Signatures                                                            14

AURORA GOLD CORPORATION
(An exploration stage enterprise)


Balance Sheets
March 31, 2005 and December 31, 2004
(Expressed in U.S. Dollars)                                March 31     December 31
(Unaudited)                                                    2005            2004
====================================================================================

ASSETS
Current
  Cash                                                   $       922   $      1,275
  Receivables                                                    200            200
------------------------------------------------------------------------------------
Total current assets                                           1,122          1,475

Equipment                                                      2,850          3,937
------------------------------------------------------------------------------------
Total assets                                             $     3,972   $      5,412
====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
  Accounts payable and accrued liabilities               $    33,387   $     29,354
  Accounts payable - related party                           121,942        121,942
  Loan payable - related party                                39,000         39,000
------------------------------------------------------------------------------------
Total liabilities                                            194,329        190,296
====================================================================================

Stockholders' Equity (Deficiency)
Share capital
  Authorized:
    50,000,000 common shares, with par value $0.001 each
  Issued:
    19,534,431 (2004 - 19,534,431) common shares              19,534         19,534
Additional paid-in capital                                 3,786,321      3,786,321
Accumulated (deficit)                                     (3,996,212)    (3,990,739)
------------------------------------------------------------------------------------
Stockholders' equity (deficiency)                           (190,357)      (184,884)
------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)  $     3,972   $      5,412
====================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

                                                                                 Cumulative
Statements of Operations                                                         October 10     Three months    Three months
(Expressed in U.S. Dollars)                                                 1995 (inception)           Ended           Ended
(Unaudited)                                                                     to March 31         March 31        March 31
                                                                                       2005             2005            2004
-----------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                                                $        694,303   $       2,237   $       5,228
  Depreciation and amortization                                                       52,102           1,086             773
  Imputed interest on loan payable - related party                                     1,560               -               -
  Interest, bank charges and
    foreign exchange loss (gain)                                                      42,722            (385)            438
  Professional fees - accounting and legal                                           366,271             474               -
  Property search and negogiation                                                    185,401               -           9,932
  Salaries and consulting fees                                                       914,097               -               -
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   2,256,456           3,412          16,371

Exploration expenses                                                               1,464,517           2,061           1,969

Writeoff of mineral property costs                                                   172,981               -               -
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   3,893,954           5,473          18,340
-----------------------------------------------------------------------------------------------------------------------------

Other income (loss)
  Gain on disposition of subsidiary                                                  216,474               -               -
  Interest income                                                                     22,353               -               -
  (Loss) on sale of investments                                                      (24,487)              -               -
  Operating (loss) of Spun-off operations                                           (316,598)              -               -
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    (102,258)              -               -
-----------------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                                                         (3,996,212)         (5,473)        (18,340)
=============================================================================================================================

Earnings (loss) per share
  - basic and diluted                                                                          $       (0.00)  $       (0.00)
=============================================================================================================================

Weighted average number of
  common shares outstanding
  - basic and diluted                                                                             19,534,431      19,502,209
=============================================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)                                     Cumulative
Statements of Cash Flows                                              October 10    Three Months    Three Months
(Expressed in U.S. Dollars)                                     1995 (inception)           Ended           Ended
(Unaudited)                                                          to March 31        March 31        March 31
                                                                            2005            2005            2004
-----------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net (loss) for the period                                     $     (3,996,212)  $      (5,473)  $     (18,340)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      -depreciation and amortization                                      52,103           1,087             773
      -compensation on stock options                                     720,500               -               -
      -expenses satisfied with common stock                              497,300               -               -
      -imputed interest on loan payable - related party                    1,560               -               -
      -writeoff of mineral property costs                                172,981               -               -
      -adjustment for spin-off of Aurora Metals (BVI) Limited            316,498               -               -
      -loss on sale of investments                                        24,487               -               -
Changes in assets and liabilities:
    -(increase) decrease in receivables                                 (207,178)              -             734
    -increase (decrease) in accounts payable                             573,486           4,033          (7,799)
-----------------------------------------------------------------------------------------------------------------
Net cash flow used in operating activities                            (1,844,475)           (353)        (24,632)
-----------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of equipment                                                  (57,891)              -          (2,508)
  Proceeds on disposal of equipment                                       14,449               -               -
  Acquisition of mineral property costs                                 (172,981)              -               -
  Payment for incorporation cost                                         (11,511)              -               -
-----------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                              (227,934)              -          (2,508)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock
    less issuance costs                                                2,002,339               -          22,500
  Loan proceeds from related party                                        39,000               -               -
  Loan proceeds                                                           31,992               -               -
-----------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                         2,073,331               -          22,500
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                             922            (353)         (4,640)
Cash and cash equivalents, beginning of period                                 -           1,275          15,327
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $            922   $         922   $      10,687
=================================================================================================================

Supplemental cash flow information:
    Interest paid in cash                                                          $           -   $           -
    Income taxes paid in cash                                                      $           -   $           -
-----------------------------------------------------------------------------------------------------------------

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

2.  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Aurora Gold Corporation Annual Report on Form 10-KSB for the year ended December 31, 2004 should be reviewed in connection with these condensed consolidated financial statements.

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

               Computer equipment               2 years
               Telecommunication equipment      5 years
               Office equipment                 5 years


     (c)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2005 and December 31, 2004, the Company did not have proven reserves.

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

     (e)  Advertising Expenses

          The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the three months ended March 31, 2005 and the year ended December 31, 2004.

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

4    Fixed Assets

-----------------------------------------------------------------------
                                             March 31      December 31
                                               2005           2004
-----------------------------------------------------------------------
Computer equipment                         $      2,508   $      2,508
Telecommunication equipment                       1,875          1,875
Office equipment                                 13,583         13,583
-----------------------------------------------------------------------
                                                 17,966         17,966

Accumulated depreciation and amortization       (15,115)       (14,029)
-----------------------------------------------------------------------
                                           $      2,850   $      3,936
=======================================================================


5    Common shares outstanding

     As at March 31, 2005, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 19,534,431 common shares issued and outstanding at March 31, 2005.

6.   Stock Options Outstanding

     At March 31, 2005 and December 31, 2004 the Company had no options outstanding.

7.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the three month period ended March 31, 2005, salaries and consulting fees of $0 (2004 - $0) were paid or are payable to directors.

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

(B) Significant developments during the three month period ended March 31, 2005 and Subsequent Events

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

     On April 26, 2005 Neuer Kapital Corp. exercised the Right of First Refusal Agreement with Aurora Gold.

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

     The Company is currently concentrating its exploration activities in Brazil, Canada and the United States. The Company is also examining data relating to the potential acquisition of other exploration properties in Mexico, and South America.

     For the three months ended March 31, 2005 the Company recorded exploration expenses of $2,061 compared to $1,969 in fiscal 2004. The following is a breakdown of the exploration expenses by property: United States, Alaska $0 (2004 - $0); Brazil $20,025 less cost recovery of $20,000 (2004 - $0) and Canada, Kumealon property $2,036 (2004 - $1,969).

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

(D)     Results of Operations

(a) Three Months Ended March 31, 2005 (Fiscal 2005) versus Three Months Ended March 31, 2004 (Fiscal 2004)

     The Company issued 0 common shares (2004 - 100,000) for cash of $0 (2004 - $25,000) and issued 0 (fiscal 2004 - 0) shares to settle debts of $0 (fiscal 2004 - $0).

     The Company had no operating revenues for the three month period ended March 31, 2005 (fiscal 2004 - $0).

     For the three months ended March 31, 2005 the Company recorded a loss of $5,473 or $0.00 per share, compared to a loss of $18,340 ($0.00 per share) in 2004.

     General and administrative expenses - For the three month period ended March 31, 2005 the Company recorded general and administrative expenses of $3,412 (fiscal 2004 - $16,371). The fiscal 2005 amount includes, professional fees - accounting $474 (fiscal 2004 - $0) and legal $0 (fiscal 2004 - $0).

     Exploration expenditures - For the three month period ended March 31, 2005 the Company recorded exploration expenses of $2,061 compared to $1,969 in fiscal 2004. The following is a breakdown of the exploration expenses by property: United States, Alaska $0 (2004 - $0); Brazil $20,025 less cost recovery of $20,000 (2004 - $0) and Canada, Kumealon property $2,036 (2004 - $1,969);

     Amortization expenditures - For the three month period ended March 31, 2005 the Company recorded depreciation costs of $1,086 (fiscal 2004 - $773).

(b) Three Months Ended March 31, 2004 (Fiscal 2004) versus Three Months Ended March 31, 2003 (Fiscal 2003)

     The Company issued 100,000 (2003 - 0) common shares for cash of $0 (2003 - 0) and issued 0 (fiscal 2003 - 746,750) shares to settle debts of $0 (fiscal 2003 - $37,336).

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

     Amortization expenditures - For the three month period ended March 31, 2004 the Company recorded depreciation costs of $773 (fiscal 2003 - $773).

(E)     Capital Resources and Liquidity

     At March 31, 2005 the Company had cash of $922 (2004 - $10,687) and a working capital deficiency of $193,207 (fiscal 2004 working capital - $12,149) respectively. Total liabilities as of March 31, 2005 were $194,329 (fiscal 2004 - $0), an increase of $194,329. During the three month period ended March 31, 2005 the Company issued 0 common shares for cash of $0 (fiscal 2004 - 0) and issued 0 (fiscal 2004 - 0) shares to settle debts of $0 (fiscal 2004 - $0). During the three month period ended March 31, 2005 investing activities consisted of additions to mineral properties $0 (fiscal 2004 - $0) and additions to fixed assets $0 (fiscal 2004 - $2,508). For the three month period ended March 31, 2005 the Company recorded a net loss of $5,473 ($0.00 per share), compared to a net loss of $18,340 ($0.00 per share) in 2004 and a loss of $2,977 ($0.00 per share) in 2003.

     The Company does not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2005 and
     (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

(F)     Plans for the Years 2005 and 2006

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

(G)     Application of Critical Accounting Policies

     The preparation of its consolidated financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its December 31, 2004 financial statements. The Company's accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

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


ITEM 3.     Controls and Procedures

     The principal executive and principal financial officers of the Company have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in our controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

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

(a)     Exhibits:

3.1.1     Certificate  of  Incorporation*
3.1.2     Certificate  of  Amendment  to  the  Certificate  of  Incorporation*
3.1.3     Certificate  of  Restoration  and  Renewal  of  Certificate  of
          Incorporation*
3.2.1     By-laws*
3.2.2     Amended  and  Restated  By-laws*
13.1      Form  10-KSB  for  the  Year  Ended  December  31,  2004*
13.2      Form  10-QSB  for  the  Quarter  ended  March  31,  2005
16.       Letter  on  change  of  certifying  accountant*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1      Corporate  Governance  Principles*
--------
*  Previously  Filed

(b)     Reports on Form 8-K

     On March 21, 2005 the Company filed a Current Report on Form 8-K pursuant to Item 1.01 "Entry into a Material Definitive Agreement" to announce the signing of an agreement with CCO Mineracao Ltda. of Belo Horizonte, Minas Gerais, Brazil to purchase a 100% interest in the Matupa Gold Project located in northern Mato Grosso State, Brazil. and the signing of a Right of First Refusal Agreement with Neuer Kapital Corp. of Vancouver, British Columbia, Canada whereby the Company has granted to Neuer a 60-day Right of First Refusal to purchase all of Aurora Gold's interest in the Matupa Gold Project.

     On March 24, 2005 the Company filed a Current Report on Form 8-K pursuant to Item 1.02 "Termination of a Material Definitive Agreement" to announce the Company had dropped its options with Full Medal Minerals Ltd. to acquire an interest in three mineral exploration properties located in the State of Alaska

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        Aurora Gold Corporation
                                                        -----------------------
                                                        Registrant

Date:     May  13,  2005                            BY: /s/Cameron  Richardson
          --------------                                ----------------------
                                                        Cameron  Richardson
                                                        Director  and  President

Date:     May  13,  2005                            BY: /s/David  Jenkins
          --------------                                -----------------
                                                        David  Jenkins
                                                        Director