Form 10QSB
period 2005-06-30
AURORA GOLD CORP
filed 2005-08-11
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005
                                    -------------

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


238 West 4th Street, Suite 2, North Vancouver, B.C., Canada V7M 1H7
-------------------------------------------------------------------
(Address of principal executive offices)

(604) 687-4432
--------------
(Issuer's Telephone Number)

3540 West 41st Avenue, Suite 204, Vancouver, BC Canada V6N 3E6
--------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES [_]  NO [_]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,193,522 shares of Common Stock were outstanding as of June 30, 2005.

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

                                      INDEX

                                                                 Page No.
PART I.     Financial Information

Item 1.     Financial Statements
            Balance Sheets --                                           3
            June 30, 2005 and December 31, 2004

            Statements of Operations --                                 4
            Six-months Ended June 30, 2005

            Statements of Cash Flows --                                 5
            Six-months Ended June 30, 2005

            Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9

Item 3.     Controls and Procedures                                    12

PART II.    Other Information

Item 1.     Legal Proceedings                                          13

Item 2.     Changes in Securities                                      13

Item 3.     Defaults Upon Senior Securities                            13

Item 4.     Submission of Matters to a Vote of Security Holders        13

Item 5.     Other Information                                          13

Item 6.     Exhibits and Reports on Form 8-K                           13

Signatures                                                             14

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Balance Sheets
June 30, 2005 and December 31, 2004
(Expressed in U.S. Dollars)                                   June 30     December 31
(Unaudited)                                                      2005            2004
-------------------------------------------------------------------------------------
ASSETS
Current
  Cash                                                    $       127   $      1,275
  Receivables                                                  21,618            200
-------------------------------------------------------------------------------------
Total current assets                                           21,745          1,475

Equipment                                                       1,764          3,937
-------------------------------------------------------------------------------------
Total assets                                              $    23,509   $      5,412
=====================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
  Accounts payable and accrued liabilities                $    40,920   $     29,354
  Accounts payable - related party                                  -        121,942
  Loan payable - related party                                      -         39,000
-------------------------------------------------------------------------------------
Total liabilities                                              40,920        190,296
=====================================================================================


Stockholders' Equity (Deficiency)
Share capital
  Authorized:
    50,000,000 common shares, with par value $0.001 each
  Issued:
    23,193,522 (2004 - 19,534,431) common shares               23,193         19,534
Additional paid-in capital                                  3,943,662      3,786,321
Accumulated (deficit)                                      (3,984,266)    (3,990,739)
-------------------------------------------------------------------------------------
Stockholders' equity (deficiency)                             (17,411)      (184,884)
-------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)   $    23,509   $      5,412
=====================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

                                                           Cumulative
Statements of Operations                                   October 10    Three months    Three months    Six months     Six months
(Expressed in U.S. Dollars)                          1995 (inception)           Ended           Ended         Ended          Ended
(Unaudited)                                                to June 30         June 30         June 30       June 30        June 30
                                                                 2005            2005            2004          2005           2004
----------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                         $        701,741   $       7,438   $       7,174   $     9,675   $    12,402
  Depreciation and amortization                                53,189           1,087           1,034         2,173         1,807
  Imputed interest on loan payable - related party              1,560               -               -             -             -
  Interest, bank charges and
    foreign exchange loss (gain)                               43,051             304             115           (56)          553
  Professional fees - accounting and legal                    366,914             643           1,955         1,117         1,955
  Property search and negogiation                             189,304           3,903           3,450         3,903        13,382
  Salaries and consulting fees                                944,097          30,000               -        30,000             -
----------------------------------------------------------------------------------------------------------------------------------
                                                            2,299,856          43,375          13,728        46,812        30,099
Exploration expenses                                        1,464,492               -               -         2,036         1,969
Writeoff of mineral property costs                            172,981               -               -             -             -
----------------------------------------------------------------------------------------------------------------------------------
                                                            3,937,329          43,375          13,728        48,848        32,068
----------------------------------------------------------------------------------------------------------------------------------
Other income (loss)
  Gain on disposition of subsidiary                           216,474               -               -             -             -
  Interest income                                              22,353               -               -             -             -
  Finders fees                                                 63,590          63,590               -        63,590             -
  (Loss) on sale of investments                               (32,756)         (8,269)              -        (8,269)            -
  Operating (loss) of Spun-off operations                    (316,598)              -               -             -             -
----------------------------------------------------------------------------------------------------------------------------------
                                                              (46,937)         55,321               -        55,321             -
----------------------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                                  (3,984,266)         11,946         (13,728)        6,473       (32,068)
==================================================================================================================================
Earnings (loss) per share
  - basic and diluted                                                   $        0.00   $       (0.00)  $      0.00   $     (0.00)
==================================================================================================================================
Weighted average number of
  common shares outstanding
  - basic and diluted                                                      19,981,653      19,518,409    19,981,653    19,518,409
==================================================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

                                                                      Cumulative
Statements of Cash Flows                                              October 10    Six Months     Six Months
(Expressed in U.S. Dollars)                                     1995 (inception)         Ended          Ended
(Unaudited)                                                           to June 30       June 30        June 30
                                                                            2005          2005           2004
-------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net income (loss) for the period                              $     (3,984,266)  $     6,473   $   (32,068)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      -depreciation and amortization                                      53,189         2,173         1,807
      -compensation on stock options                                     720,500             -             -
      -expenses satisfied with common stock                              658,300       161,000             -
      -imputed interest on loan payable - related party                    1,560             -             -
      -writeoff of mineral property costs                                172,981             -             -
      -adjustment for spin-off of Aurora Metals (BVI) Limited            316,498             -             -
      -loss on sale of investments                                        24,487             -             -
Changes in assets and liabilities:
    -(increase) decrease in receivables                                 (228,596)      (21,418)        1,996
    -increase (decrease) in accounts payable                             459,077      (110,376)       (5,844)
-------------------------------------------------------------------------------------------------------------
Net cash flow used in operating activities                            (1,806,270)       37,852       (34,109)
-------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of equipment                                                  (57,891)            -        (2,508)
  Proceeds on disposal of equipment                                       14,449             -             -
  Acquisition of mineral property costs                                 (172,981)            -             -
  Payment for incorporation cost                                         (11,511)            -             -
-------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                              (227,934)            -        (2,508)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock
    less issuance costs                                                2,002,339             -             -
  Loan proceeds from related party                                             -       (39,000)       22,500
  Loan proceeds                                                           31,992             -             -
-------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                         2,034,331       (39,000)       22,500
-------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                             127        (1,148)      (14,117)
Cash and cash equivalents, beginning of period                                 -         1,275        15,327
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $            127   $       127   $     1,210
=============================================================================================================
Supplemental cash flow information:
    Interest paid in cash                                                          $         -   $         -
    Income taxes paid in cash                                                      $         -   $         -
-------------------------------------------------------------------------------------------------------------

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

2.  Basis  of  Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

               Computer equipment                 2 years
               Telecommunication equipment        5 years
               Office equipment                   5 years


     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2005 and December 31, 2004, the Company did not have proven reserves.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the six months ended June 30, 2005 and the year ended December 31, 2004.

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

4  Fixed  Assets

     -------------------------------------------------------------------
                                                 June 30    December 31
                                                  2005         2004
     -------------------------------------------------------------------
     Computer equipment                         $  2,508   $      2,508
     Telecommunication equipment                   1,875          1,875
     Office equipment                             13,583         13,583
     -------------------------------------------------------------------
                                                  17,966         17,966
     Accumulated depreciation and amortization   (16,202)       (14,029)
     -------------------------------------------------------------------
                                                $  1,764   $      3,937
     ===================================================================

5  Common  shares  outstanding

     As at June 30, 2005, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 23,193,522 common shares issued and outstanding at June 30, 2005.

6.  Stock  Options  Outstanding

     At June 30, 2005 and December 31, 2004 the Company had no options outstanding.

7.  Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     a) During the six month period ended June 30, 2005, salaries and consulting fees of $30,000 (2004 - $0) were paid or are payable to directors.

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

(B) Significant developments during the six month period ended June 30, 2005 and Subsequent Events

     In March 2005 the Company signed an agreement with CCO Mineraco Ltda. to purchase a 100% interest in the Matupa Gold Project located in northern Mato Grosso State, Brazil. The Agreement also covers surface rights access for both exploration and mining activity. The Agreement calls for Aurora Gold to pay CCO a total of US $3,350,000 over a five and one-half year period. Under the terms of the Agreement the Company is required to pay CCO
     (a) US $20,000 on signing; (b) an additional US $50,000 on the four month anniversary of the Agreement; (c) an additional US $80,000 on the nine month anniversary of the Agreement; (d) an additional US $150,000 on the eighteen month anniversary of the Agreement; and (e) additional escalating annual payments until the final US $1,300,000 payment is made on the sixty-sixth month anniversary of the Agreement. On completion of the payment schedule, CCO is entitled to minimum advance royalty payments of US $240,000 per year. CCO will receive a 2.25% net smelter return royalty when the property is in production. The Agreement can be terminated at any time after a 30-day notice is given.

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

     In March 2005 the Company dropped its options with Full Medal Minerals Ltd. to acquire an interest in three mineral exploration properties located in the State of Alaska, United States. The three mineral exploration properties are the Lucky Shot Property in the Palmer Recording District, State of Alaska, the Gunsite Property in the Talkeetna Recording District, State of Alaska and the Zackly Property in the Talkeetna Recording District, State of Alaska

     On July 13, 2005 the Company completed a Private Placement of 13,000,000 common shares priced at USD $0.05 per share for a total consideration of USD $650,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. The private placement was offered between June 15, 2005 and July 13, 2005. Following the closing of this private placement, the Company has 36,193,522 common shares issued and outstanding.

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

     For the six months ended June 30, 2005 the Company recorded exploration expenses of $2,036 compared to $1,969 in fiscal 2004. The following is a breakdown of the exploration expenses by property: United States, Alaska $0 (2004 - $0); Brazil $20,000 less cost recovery of $20,000 (2004 - $0) and
     Canada,  Kumealon  property  $2,036  (2004  -  $1,969).

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

(D)     Results  of  Operations

(a) Six Months Ended June 30, 2005 (Fiscal 2005) versus Six Months Ended June 30, 2004 (Fiscal 2004)

     The Company issued 0 common shares (2004 - 100,000) for cash of $0 (2004 - $25,000) and issued 3,659,091 (fiscal 2004 - 0) shares to settle debts of $161,000 (fiscal 2004 - $0).

     The Company had no operating revenues for the six month period ended June 30, 2005 (fiscal 2004 - $0).

     For the six months ended June 30, 2005 the Company recorded income of $6,473 or $0.00 per share, compared to a loss of $32,068 ($0.00 per share) in 2004.

     General and administrative expenses - For the six month period ended June 30, 2005 the Company recorded general and administrative expenses of $46,812 (fiscal 2004 - $30,099). The fiscal 2005 amount includes, professional fees - accounting $383 (fiscal 2004 - $1,955) and legal $734 (fiscal 2004 - $0).

     Exploration expenditures - For the six month period ended June 30, 2005 the Company recorded exploration expenses of $2,036 compared to $1,969 in fiscal 2004. The following is a breakdown of the exploration expenses by property: United States, Alaska $0 (2004 - $0); Brazil $20,000 less cost recovery of $20,000 (2004 - $0) and Canada, Kumealon property $2,036 (2004
     -  $1,969);

     Amortization expenditures - For the six month period ended June 30, 2005 the Company recorded depreciation costs of $2,173 (fiscal 2004 - $1,807).

(b) Six Months Ended June 30, 2004 (Fiscal 2004) versus Six Months Ended June 30, 2003 (Fiscal 2003)

     The Company issued 100,000 common shares for cash (fiscal 2003 - 0) of $25,000 (fiscal 2003 - 0) and issued 0 (fiscal 2003 - 746,750) shares to settle  debts  of  $0  (fiscal  2003  -  $37,336).

     The Company had no operating revenues for the six month period ended June 30, 2004 (fiscal 2003 - $0).

     For the six months ended June 30, 2004 the Company recorded a loss of $32,068 or $0.00 per share, compared to a loss of $11,607 ($0.00 per share) in 2003.

     General and administrative expenses - For the six month period ended June 30, 2004 the Company recorded general and administrative expenses of $30,099 (fiscal 2003 - $10,017). The fiscal 2004 amount includes, professional fees - accounting $1,955 (fiscal 2003 - $1,206) and legal $0 (fiscal 2003 - $0).

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

     Amortization expenditures - For the six month period ended June 30, 2004 the Company recorded depreciation costs of $1,807 (fiscal 2003 - $1,546).

(E)     Capital  Resources  and  Liquidity

     At June 30, 2005 the Company had cash of $127 (2004 - $1,210) and a working capital deficiency of $19,175 (fiscal 2004 working capital deficiency - $545) respectively. Total liabilities as of June 30, 2005 were $40,920 (fiscal 2004 - $1,955), an increase of $38,965. During the six month period ended June 30, 2005 the Company issued 0 common shares (2004 - 100,000) for cash of $0 (fiscal 2004 - $25,000) and issued 3,659,091 (fiscal 2004 - 0)
     shares to settle debts of $161,000 (fiscal 2004 - $0). During the six month period ended June 30, 2005 investing activities consisted of additions to mineral properties $0 (fiscal 2004 - $0) and additions to fixed assets $0 (fiscal 2004 - $2,508). For the six month period ended June 30, 2005 the Company recorded net income of $6,473 ($0.00 per share), compared to a net loss of $32,068 ($0.00 per share) in 2004 and a loss of $11,607 ($0.00 per share)  in  2003.

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

ITEM 2.   Changes  in  Securities

          During the three month period ended June 30, 2005 the Company issued 3,659,091 (fiscal 2004 - 0) shares to settle debts of $161,000 (fiscal 2004 - $0).

ITEM 3.   Defaults  Upon  Senior  Securities

          Not  Applicable

ITEM 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

          The Company held its Annual General Meeting on June 10, 2005. At the meeting seven shareholders holding 9,752,164 shares were present in person and 3,575,630 shares were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:

     1. The election of Antonino Cacace, David Jenkins and Cameron Richardson as the directors of the Company,

     2. The appointment of Moore Stephens Ellis Foster Ltd., as independent accountants for the Company

     The proposal to consolidate the issued and outstanding common shares of the Company on the basis of every thirty common shares of the Company being consolidated into one common share of the Company was not approved.

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

*  Previously  Filed

(b)     Reports on Form 8-K

     On March 21, 2005 the Company filed a Current Report on Form 8-K pursuant to Item 1.01 "Entry into a Material Definitive Agreement" to announce the signing of an agreement with CCO Mineraco Ltda. of Belo Horizonte, Minas
     Gerais, Brazil to purchase a 100% interest in the Matupa Gold Project located in northern Mato Grosso State, Brazil. and the signing of a Right of First Refusal Agreement with Neuer Kapital Corp. of Vancouver, British Columbia, Canada whereby the Company has granted to Neuer a 60-day Right of First Refusal to purchase all of Aurora Gold's interest in the Matupa Gold Project.

     On March 24, 2005 the Company filed a Current Report on Form 8-K pursuant to Item 1.02 "Termination of a Material Definitive Agreement" to announce the Company had dropped its options with Full Medal Minerals Ltd. to acquire an interest in three mineral exploration properties located in the State of Alaska

     On June 16, 2005 the Company filed a Current Report on Form 8-K pursuant to
     Item 5.02 "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" to announce that David E. Jenkins has resigned his position as a director of the Company effective June 15, 2005 to pursue other interests.

     On  July 5, 2005 the Company filed a Current Report on Form 8-K pursuant to
     Item 5.02 "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" to announce that Klaus Peter Eckhof has joined the Board of Directors' of the Company.

     On July 13, 2005 the Company filed a Current Report on Form 8-K pursuant to
     Item 3.02 "Unregistered Sales of equity Securities" to announce the closing of a Private Placement of 13,000,000 common shares priced at USD $0.05 per share for a total consideration of USD $650,000 offered to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. This private placement was offered on June 15, 2005 and closed on July 13, 2005.

================================================================================


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Aurora Gold Corporation
                                         -----------------------
                                         Registrant

Date:  August 9, 2005               BY:  /s/ Cameron Richardson
       --------------                    ----------------------
                                         Cameron Richardson
                                         Director and President

Date:  August 9, 2005               BY:  /s/ Antonino Cacace
       --------------                    -------------------
                                         Antonino Cacace
                                         Director