Form 10QSB
period 2005-09-30
AURORA GOLD CORP
filed 2005-10-25
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005
                                    ------------------

[_]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d)  OF  THE  EXCHANGE  ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

     Commission file number 0-24393
                            -------

AURORA GOLD CORPORATION
-----------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                                 13-3945947
--------                                                 ----------
(State or other jurisdiction of incorporation            (IRS Employer
or organization)                                         Identification No.)

30 Ledgar Road, Balcatta, WA 6021 Australia
-------------------------------------------
(Address of principal executive offices)

(+61 8) 9240-2836
-----------------
(Issuer's Telephone Number)

238 West 4th Street, Suite 2, North Vancouver, B.C., Canada V7M 1H7
-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [_] NO [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES  [_]  NO  [_]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,193,522 shares of Common Stock were outstanding as of September 30, 2005.

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

                                       INDEX


                                                                          Page No.
PART I.     Financial Information

Item 1.     Financial Statements
            Balance Sheets --                                                 3
            September 30, 2005 and December 31, 2004 (audited)

            Statements of Operations --                                       4
            Nine-months Ended September 30, 2005

            Statements of Cash Flows --                                       5
            Nine-months Ended September 30, 2005

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     9

Item 3.     Controls and Procedures                                          13

PART II.    Other Information

Item 1.     Legal Proceedings                                                13

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      13

Item 3.     Defaults Upon Senior Securities                                  13

Item 4.     Submission of Matters to a Vote of Security Holders              13

Item 5.     Other Information                                                13

Item 6.     Exhibits and Reports on Form 8-K                                 13

Signatures                                                                   14

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Balance Sheets
September 30, 2005 and December 31, 2004 (audited)
(Expressed in U.S. Dollars)                                      September 30     December 31
(Unaudited)                                                              2005            2004
---------------------------------------------------------------------------------------------

ASSETS
Current assets
  Cash                                                          $     527,791   $      1,275
  Accounts receivables                                                127,712            200
---------------------------------------------------------------------------------------------
Total current assets                                                  566,747          1,475

Equipment                                                                 993          3,937
---------------------------------------------------------------------------------------------
Total assets                                                    $     656,496   $      5,412
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable and accrued liabilities                      $     110,435   $     29,354
  Accounts payable - related party                                          -        121,942
  Loan payable - related party                                              -         39,000
---------------------------------------------------------------------------------------------
Total liabilities                                                     110,435        190,296
=============================================================================================

Stockholders' Equity (Deficiency)
Share capital
  Authorized:
    50,000,000 common shares, with par value $0.001each
  Issued:
    36,193,522 (December 31, 2004 - 19,534,431) common shares          36,193         19,534
Additional paid-in capital                                          4,580,662      3,786,321
Accumulated (deficit)                                              (4,070,794)    (3,990,739)
---------------------------------------------------------------------------------------------
Stockholders' equity (deficiency)                                     546,061       (184,884)
---------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)         $     656,496   $      5,412
=============================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                   Cumulative
Statements of Operations                           October 10    Three months    Three months    Nine months      Nine months
(Expressed in U.S. Dollars)                  1995 (inception)           Ended           Ended          Ended            Ended
(Unaudited)                                   to September 30    September 30    September 30    September 30    September 30
                                                         2005            2005            2004            2005            2004
------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                 $        705,432   $       3,691   $         202   $      13,366   $      12,604
  Depreciation and amortization                        53,960             771             930           2,944           2,737
  Imputed interest on loan payable
    - related party                                     1,560               -               -               -               -
  Interest, bank charges and
    foreign exchange loss (gain)                       43,774             723              33             667             586
  Professional fees - accounting and legal            371,100           4,186           3,355           5,303           5,310
  Property search and negotiation                     190,441           1,137          17,219           5,040          30,601
  Salaries and consulting fees                        944,776             679               -          30,679               -
------------------------------------------------------------------------------------------------------------------------------
                                                    2,311,043          11,187          21,739          57,999          51,838
Exploration expenses                                1,557,171          92,679               -          94,715           1,969

Writeoff of mineral property costs                    172,981               -               -               -               -
------------------------------------------------------------------------------------------------------------------------------
                                                    4,041,195         103,866          21,739         152,714          53,807
------------------------------------------------------------------------------------------------------------------------------
Other income (loss)
  Gain on disposition of subsidiary                   216,474               -               -               -               -
  Interest income                                      22,353               -               -               -               -
  Finders fees                                         80,928          17,338               -          80,928               -
  (Loss) on sale of investments                       (32,756)              -               -          (8,269)              -
  Operating (loss) of Spun-off operations            (316,598)              -               -               -               -
------------------------------------------------------------------------------------------------------------------------------
                                                      (29,599)         17,338               -          72,659               -
------------------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                          (4,070,794)        (86,528)        (21,739)        (80,055)        (53,807)
==============================================================================================================================
Earnings (loss) per share
  - basic and diluted                                           $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
==============================================================================================================================
Weighted average number of
  common shares outstanding
  - basic and diluted                                              24,222,432      19,523,808      24,222,432      19,523,808
==============================================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                                     Cumulative
Statements of Cash Flows                                              October 10     Nine Months     Nine Months
(Expressed in U.S. Dollars)                                     1995 (inception)           Ended           Ended
(Unaudited)                                                      to September 30    September 30    September 30
                                                                            2005            2005            2004
-----------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net income (loss) for the period                              $     (4,070,794)  $     (80,055)  $     (53,807)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      -depreciation and amortization                                      53,960           2,944           2,737
      -compensation on stock options                                     720,500               -               -
      -expenses satisfied with common stock                              690,292         161,000               -
      -imputed interest on loan payable - related party                    1,560               -               -
      -writeoff of mineral property costs                                172,981               -               -
      -adjustment for spin-off of Aurora Metals (BVI) Limited            316,498               -               -
      -realized (gain) loss on sale of marketable securities              32,756           8,269               -
Changes in assets and liabilities:
    -(increase) decrease in available-for-sale securities                (57,635)        (57,635)              -
    -(increase) decrease in receivables                                 (334,690)       (127,512)          1,996
    -increase (decrease) in accounts payable                             528,592         (40,861)         15,689
-----------------------------------------------------------------------------------------------------------------
Net cash flow used in operating activities                            (1,945,980)       (133,850)        (33,385)
-----------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of equipment                                                  (57,891)              -          (2,508)
  Proceeds on disposal of equipment                                       14,449               -               -
  Proceeds from disposition of marketable securities                      49,366          49,366               -
  Acquisition of mineral property costs                                 (172,981)              -               -
  Payment for incorporation cost                                         (11,511)              -               -
-----------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                              (178,568)         49,366          (2,508)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock
    less issuance costs                                                2,652,339         650,000               -
  Loan proceeds (repayments) from related party                                -         (39,000)         22,500
-----------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                         2,652,339         611,000          22,500
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                         527,791         526,516         (13,393)
Cash and cash equivalents, beginning of period                                 -           1,275          15,327
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $        527,791   $     527,791   $       1,934
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

     These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

     The  Company  has  not  generated  any  operating  revenues  to  date.

2.   Basis  of  Presentation

     The accompanying unaudited interim condensed financial statements have been prepared in United States dollars and in accordance with US GAAP for interim financial information and with the instructions for Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. The accounting policies used in the preparation of the accompanying unaudited interim financial statements are the same as those described in our audited financial statements and notes thereto for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been reflected in these financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2004. Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

3.   Significant  Accounting  Policies

     (a)  Accounting  Estimates

          The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

               Computer equipment           2 years
               Telecommunication equipment  5 years
               Office equipment             5 years

     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2005 and December 31, 2004, the Company did not have proven reserves.

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

     (e)  Advertising  Expenses

          The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the nine months ended September 30, 2005 and the year ended December 31, 2004.

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

4    Fixed  Assets

     ------------------------------------------------------------------------
                                                 September 30    December 31
                                                     2005           2004
     ------------------------------------------------------------------------
     Computer equipment                         $       2,508   $      2,508
     Telecommunication equipment                        1,875          1,875
     Office equipment                                  13,583         13,583
     ------------------------------------------------------------------------
                                                       17,966         17,966
     Accumulated depreciation and amortization        (16,973)       (14,029)
     ------------------------------------------------------------------------
                                                $         993   $      3,937
     ========================================================================

5    Common  shares  outstanding

     As at September 30, 2005, the Corporation's authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 36,193,522 common shares issued and outstanding at September 30, 2005 (December 31, 2004 - 19,534,431).

6.   Stock  Options  Outstanding

     At September 30, 2005 and December 31, 2004 the Company had no options outstanding.

7.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     During the nine month period ended September 30, 2005, salaries and consulting fees of $30,679 (2004 - $0) were paid or are payable to directors.

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

8.   Reclassifications

     Certain reclassifications of prior-year balances have been made to conform to current year classifications.
--------------------------------------------------------------------------------

ITEM 2.     MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(A)  General

     This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three and nine month periods ended September 30, 2005, in comparison to the corresponding prior-year periods. This MD&A has been prepared as of October 24, 2005. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and nine month periods ended September 30, 2005 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited financial statements for the two years ended December 31, 2004 and the related annual MD&A included in the December 31, 2004 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

     For the purposes of preparing this MD&A, we consider the materiality of information. Information is considered material if: (i) such information results in, or would reasonably be expected to result in, a significant change in the market price or value of Aurora Gold Corporation's shares; or
     (ii) there is a substantial likelihood that a reasonable investor would consider it important in making an investment decision, or if it would significantly alter the total mix of information available to investors. Materiality is evaluated by reference to all relevant circumstances, including potential market sensitivity.

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

(B) Significant developments during the nine month period ended September 30, 2005 and Subsequent Events

     During 2005 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties. To date, in 2005 we have conveyed our interests in our Matupa Gold Project to Crescent Resources Corp. Under the terms of the Agreement, Crescent agreed to pay Aurora (a) US $100,000; (b) issue 300,000 common shares of Crescent to us and (c) pay US $20,000 of the direct out-of-pocket costs we incurred in connection with the

     Matupa Gold Project. As of October 7, 2005 all cash payments and shares have been received from Crescent and all finder's fees due on the Matupa Agreement have been paid to a private United Kingdom citizen.

     Additionally, in March 2005 we dropped our options with Full Medal Minerals Ltd. to acquire an interest in three mineral exploration properties, the Lucky Shot Property in the Palmer Recording District, the Gunsite Property in the Talkeetna Recording District and the Zackly Property in the Talkeetna Recording District, all located in the State of Alaska, United States.

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

     On October 12, 2005 the Company announced that it had entered into an option agreement over the Novo Porto project area, Tapajos gold province in the south westerly part of Para state, Brazil. The option agreement covers two exploration licenses, Santa Clara and Novo Porto and covers an area of approximately 34,000 hectares. The option agreement allows the Company to earn a 100% interest in the two exploration licenses via cash payments and leaving the vendors with a 2% NSR. The total option agreement payments for the two licenses are structured as follows: November 15, 2005 - USD
     $25,000;  May  15,  2006 - USD $75,000; May 15, 2007 - USD $100,000 and May
     15, 2008 - USD $150,000. The Company may withdraw from the option agreement at any time. Should the Company decide to pursue either or both exploration licenses after May 15, 2009 then a final payment of USD $1,850,000 per license for a total of USD $ 3,700,000 would be paid. The total payment for one license is USD $2,200,000 and for the two licenses is USD $4,050,000.

(C)  Exploration  and  Development

     The Company is a mineral exploration company with its administrative office based in Vancouver, Canada and its technical office based in Balcatta, Western Australia and is engaged in the exploration for base, industrial and precious metals. The Company owns or controls two exploration licences in Brazil and unpatented mining claims in British Columbia, Canada.

     The Company has commenced a reconnaissance exploration program on the Novo Porto Project, Brazil, consisting of a rock chip and outcrop-sampling program together with a close spaced soil geochemistry program to delineate anomalous targets for follow up drill testing. The Company's Novo Porto exploration programs will be targeting large tonnage, low to medium grade gold deposits. We expect initial results from the sampling and geochemistry program within the next 2 months.

     The Company is currently concentrating its exploration activities in Brazil. The Company is also examining data relating to the potential acquisition of other exploration properties in Latin America, and South America.

     For the nine months ended September 30, 2005 the Company recorded exploration expenses of $94,715 compared to $1,969 in fiscal 2004. The following is a breakdown of the exploration expenses by property: United States, Alaska $0 (2004 - $0); Brazil $112,679 less cost recovery of $20,000 (2004 - $0) and Canada, Kumealon property $2,036 (2004 - $1,969).

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

(D)  Results  of  Operations

(a) Nine Months Ended September 30, 2005 (Fiscal 2005) versus Nine Months Ended September 30, 2004 (Fiscal 2004)

     The Company issued 13,000,000 common shares (2004 - 100,000) for cash of $650,000 (2004 - $25,000) and issued 3,659,091 (fiscal 2004 - 0) shares to settle  debts  of  $161,000  (fiscal  2004  -  $0).

     The Company had no operating revenues for the nine month period ended September 30, 2005 (fiscal 2004 - $0).

     For the nine months ended September 30, 2005 the Company recorded a net loss of $80,055 or $0.00 per share, compared to a net loss of $53,807 ($0.00 per share) in 2004.

     General and administrative expenses - For the nine month period ended September 30, 2005 the Company recorded general and administrative expenses of $57,999 (fiscal 2004 - $51,838). The fiscal 2005 amount includes, professional fees - accounting $404 (fiscal 2004 - $3,079) and legal $4,899 (fiscal 2004 - $2,231).

     Exploration expenditures - For the nine month period ended September 30, 2005 the Company recorded exploration expenses of $94,715 compared to $1,969 in fiscal 2004. The following is a breakdown of the exploration expenses by property: United States, Alaska $0 (2004 - $0); Brazil $112,679 less cost recovery of $20,000 (2004 - $0) and Canada, Kumealon property $2,036 (2004 - $1,969);

     Amortization expenditures - For the nine month period ended September 30, 2005 the Company recorded depreciation costs of $2,944 (fiscal 2004 - $2,737).

(b) Nine Months Ended September 30, 2004 (Fiscal 2004) versus Nine Months Ended September 30, 2003 (Fiscal 2003)

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

     General and administrative expenses - For the nine month period ended September 30, 2004 the Company recorded general and administrative expenses of $51,838 (fiscal 2003 - $11,700). The fiscal 2004 amount includes, professional fees - accounting $3,079 (fiscal 2003 - $1,703) and legal $2,231 (fiscal 2003 - $0).

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

(E)  Capital  Resources  and  Liquidity

     At September 30, 2005 the Company had cash of $527,791 (2004 - $1,934) and a working capital of $545,068 (fiscal 2004 working capital deficiency - $21,354) respectively. Total liabilities as of September 30, 2005 were $110,435 (fiscal 2004 - $23,488), an increase of $86,947. During the nine month period ended September 30, 2005 the Company issued 13,000,000 common shares (2004 - 100,000) for cash of $650,000 (fiscal 2004 -

     $25,000) and issued 3,659,091 (fiscal 2004 - 0) shares to settle debts of $161,000 (fiscal 2004 - $0). During the nine month period ended September 30, 2005 investing activities consisted of additions to mineral properties $0 (fiscal 2004 - $0) and additions to fixed assets $0 (fiscal 2004 - $2,508). For the nine month period ended September 30, 2005 the Company recorded net loss of $80,055 ($0.00 per share), compared to a net loss of $53,807 ($0.00 per share) in 2004 and a loss of $13,290 ($0.00 per share)
     in  2003.

     The Company has sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2005 and (ii) to conduct its preliminary exploration programs. However, without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

(F)  Plans  for  the  Years  2005  and  2006

     During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses, conduct preliminary exploration programs on the Novo Porto property in Brazil and the Kumealon limestone property in British Columbia Canada and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Latin America and South America. Additional employees will be hired on a consulting basis as required by the exploration projects.

     The Company's exploration work programs in 2005 on the Novo Porto property in Brazil and the Kumealon limestone property in British Columbia Canada will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from these work programs will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain exploration licenses or claim blocks should be surrendered.

(G)  Application  of  Critical  Accounting  Policies

     The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require the management of the Company to make estimates or rely on assumptions about matters that are inherently uncertain. The Company's accounting policies are described in note 2 to its December 31, 2004 financial statements. The Company's accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

     See note 3(c) Significant Accounting Policies - Mineral Properties and Exploration Expenses in the notes to the Interim Financial Statements for the Company's policy on exploration costs and expenses.

     US GAAP require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been an impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

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

ITEM 2.  Changes  in  Securities

     The Company issued 13,000,000 common shares (2004 - 100,000) for cash of $650,000 (2004 - $25,000) and issued 3,659,091 (fiscal 2004 - 0) shares to settle  debts  of  $161,000  (fiscal  2004  -  $0).

ITEM 3.  Defaults  Upon  Senior  Securities

     Not  Applicable

ITEM 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     Not  Applicable

ITEM 5.  Other  Information

     None.

ITEM 6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits:

3.1.1   Certificate of Incorporation*
3.1.2   Certificate of Amendment to the Certificate of Incorporation*
3.1.3   Certificate of Restoration and Renewal of Certificate of Incorporation*
3.2.1   By-laws*
3.2.2   Amended and Restated By-laws*
13.1    Form 10-KSB for the Year Ended December 31, 2004*
13.2    Form 10-QSB for the Quarter ended March 31, 2005*
13.3    Form 10-QSB for the Quarter ended June 30, 2005*
16.     Letter on change of certifying accountant*
31.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002


32.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes
        Oxley Act of 2002
99.1    Corporate Governance Principles*

--------
*  Previously  Filed

(b)          Reports on Form 8-K

8-K filed March 21, 2005    Item 1.01 Entry into a Material Definitive Agreement *
8-K filed March 24, 2005    Item 1.02 Termination of a Material Definitive Agreement *
8-K filed June 16, 2005     Item 5.02 Departure of Directors or Principal Officers; Election of Directors;
                            Appointment of Principal Officers *
8-K filed July 5, 2005      Item 5.02 Departure of Directors or Principal Officers; Election of Directors;
                            Appointment of Principal Officers *
8-K filed July 13, 2005     Item 3.02 Unregistered Sales of Equity Securities *
8-K filed October 13, 2005  Item 1.01 Entry into a Material Definitive Agreement *

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Aurora Gold Corporation
                                            -----------------------
                                            Registrant

Date: October 24, 2005                 BY:  /s/Cameron Richardson
      ----------------                      ---------------------
                                               Cameron Richardson
                                               Director and President

Date: October 24, 2005                 BY:  /s/Antonino Cacace
      ----------------                      ------------------
                                               Antonino Cacace
                                               Director