Form 10KSB
period 2005-12-31
AURORA GOLD CORP
filed 2006-03-28
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   For the Fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                       Commission file number     0-24393

AURORA GOLD CORPORATION
(Name of small business issuer in its charter)

Delaware                                    13-3945947
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

30 Ledger Road, Balcatta, Western Australia, Australia           6021
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (+61) 8 9240-2836

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $41,079,544 as of March 13, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 44,218,522 shares of common stock were outstanding as of March 15, 2006.

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

ITEM 1.     DESCRIPTION OF BUSINESS

(A)     General

     We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." Initially formed for the purpose of engaging in the food preparation business, we redirected our business efforts in late 1995 following a change of control, which occurred on October 30, 1995, to the acquisition, exploration and, if warranted, the development of mineral resource properties. We changed our name to "Aurora Gold Corporation" on August 20, 1996 to more fully reflect our resource exploration business activities.

     Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our continued operations and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of our interest in the underlying properties, our ability to obtain necessary financing to complete the development and upon future profitable production.

     Since 1996 we have acquired and disposed of a number of properties. We have not been successful in any of our exploration efforts to establish reserves on any of the properties that we owned or in which we had an interest.

     We currently have interest in six properties none of which contain any reserves. Please refer to "Description of Properties." We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

(B)     Significant Developments in Fiscal 2005 and Subsequent Events

     In fiscal 2005 the Company issued 13,000,000 shares (fiscal 2004 - 100,000 shares) for cash of $650,000 (fiscal 2004 - $22,500) and issued 3,684,091 shares (fiscal 2004 - 0 shares) to settle debts of $162,500 (fiscal 2004 - $0). The carrying value of the indebtedness approximated the fair market value of the common shares issued.

     During 2005 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or acquire interests in new properties. To date, in 2005 we have conveyed our interests in our Matupa Gold Property to Neuer Kapital Corp. Under the terms of the Agreement, Neuer agreed to (a) pay Aurora Gold US $100,000; (b) issue 300,000 common shares of Neuer to us; (c) pay us up to US $20,000 of the direct out-of-pocket costs we incurred in connection with the Matupa Gold Property.

     Additionally, in March 2005 we dropped our options with Full Medal Minerals Ltd. to acquire an interest in three mineral exploration properties located in the State of Alaska, United States. The three mineral exploration properties are the Lucky Shot Property in the Palmer Recording District, State of Alaska, the Gunsite Property in the Talkeetna Recording District, State of Alaska and the Zackly Property in the Talkeetna Recording District, State of Alaska

     On July 13, 2005 we completed a Private Placement of 13,000,000 common shares priced at USD $0.05 per share for a total consideration of USD $650,000 to offshore investors, all but one of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. The private placement was offered between June 15, 2005 and July 13, 2005. Following the closing of this private placement, we had 36,193,522 common shares issued and outstanding.

     On October 27, 2005 Aurora Gold incorporated a Brazilian subsidiary Aurora Gold Mineracao.

     Between September 5, 2005 and December 31, 2005 the Company signed seven Memorandum of Understanding ("MOU") covering the Nova Porto, Santa Clara, Ouro Mil, Santa Isabel, Sao Domingos, and Sao Joao and Piranhas properties located in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. The MOUs provided the Company a review period, ranging from two months to six months, to access the mineral potential of the properties.

     Subsequent to year-end the company signed five option agreements covering the Nova Porto, Ouro Mil, Santa Isabel, Sao Domingos and Sao Joao mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

     The Piranhas MOU provides Aurora Gold Mineracao Ltda with a 180 day review period to access the gold potential of the property. If Aurora Gold Mineracao decides to proceed with acquiring a 100 percent interest in the title to the mineral rights then Aurora Gold Mineracao would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. Aurora Gold Mineracao and the Vendors would then enter into an Option Agreement for the Assignment and transfer of the mineral rights.

     The terms of the Piranhas option agreement, as specified in the MOU, allow Aurora Gold Mineracao to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Piranhas project mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: June 30, 2006 - USD $30,000; July 21, 2006 - USD $70,000; July 21, 2007 - USD $120,000; July 21, 2008 - USD $180,000; July
21, 2009 - USD $1,600,000 for a total of USD $2,000,000. The vendor will have a 1.5% Net Smelter Royalty. The option agreement can be terminated at any time upon written notice to the vendor and Aurora Gold Mineracao will be free of any and all payment commitments yet to be due.

     The Novo Porto option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Novo Porto property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: December 25, 2005 - USD $2,500; January 15, 2006 - USD $10,000; May 30, 2006 - USD
$37,500;  May 30, 2007 - USD $50,000; May 30, 2008 - USD $75,000; May 30, 2009 -
USD $1,850,000 for a total of USD $2,025,000. The agreement was not formally executed until 2006 and the initial payment of $2,500 due December 25, 2005 was not paid until 2006. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

     In March 2006 the Company decided not to follow-up it's preliminary exploration program on the Novo Porto property and has decided not to exercise it's option to acquire the property.

     The Ouro Mil option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Ouro Mil property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: January 20, 2006 - USD $30,000; June 20 2006 - USD $70,000; June 20, 2007 USD $120,000; June
20,  2008  - USD $180,000; December 20, 2008 - USD $1,500,000 for a total of USD
$1,900,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000.The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

     The Santa Isabel option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Isabel property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows:
January 21, 2006 - USD $25,000; July 21, 2006 - USD $60,000; July 21, 2007 - USD
$80,000;  July  21,  2008  -  USD $100,000; July 21, 2009 - USD $1,500,000 for a
total of USD $1,765,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

     The Sao Domingos option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Sao Domingos property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows:
January  30,  2006 - USD $31,500; July 30, 2006 - USD $67,500; July 30, 2007 USD
$112,500;  July  30, 2008 - USD $139,500; December 30, 2008 - USD $675,000 for a
total of USD $1,026,000. The vendor will have a 2.0% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $500,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

     The Sao Joao option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Sao Joao property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: April 12, 2006 - USD $20,000; September 12, 2006 - USD $25,000; September 12, 2007 - USD
$60,000;  September  12, 2008 - USD $80,000; September 12, 2009 - USD $1,250,000
for a total of USD $1,435,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD
$1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

     In February 2006, the Company closed a private placement of 8,000,000 common shares of the Company at $0.50 per common share for cash proceeds of $4,000,000. The private placement was done with individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

(C)     Exploration and Development

     The Company conducts its exploration and property acquisition activities through it's head office which is located at 30 Ledgar Road, Balcatta, Western Australia, 6021 Australia. The telephone number is (+61 8) 9240-2836. The Field office for the Company's exploration activities in Brazil is located at Estrada Do Bis, 476, Bairro, Bom Jardim, Itaituba, in the Tapajos gold province of the State of Para, Brazil. We maintain an accounting and bookkeeping office located at 238 West 4th Street, Suite 2, North Vancouver, B.C., Canada V7M 1H7. The telephone number is (604) 687-4432 and the facsimile number is (604) 687-4709.

     The Company is currently concentrating its exploration activities in Brazil and Canada. The Company is also examining data relating to the potential acquisition of other exploration properties in Mexico and South America.

     The Company has signed option agreements on five exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil and also owns or controls unpatented mining claims in British Columbia, Canada. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii)
Grass-roots  exploration  opportunities.

     For the year ended December 31, 2005 the Company recorded exploration expenses of $347,307 compared to $60,082 in fiscal 2004. The following is a breakdown of the exploration expenses by property: United States, Alaska $0 (2004 - $39,113); Brazil $345,271 (2004 - $19,000) and Canada, Kumealon property
$2,036  (2004  -  $1,969).

     The Company has commenced reconnaissance exploration programs on each of the properties. The properties Nova Porto, Ouro Mil, Santa Isabel, Sao Joao and Sao Domingo's properties are located in the southern part of the rich and largely unexplored Tapajos gold province.

     Aurora Gold has conducted preliminary investigations of the Sao Joao property area, which has confirmed the existence of mineralised quartz veins and stockwork systems within these Intrusive Granite Suites and will continue to evaluate the property.

     A soil sampling program was completed over the Nova Porto property area. The grid was laid out on a line spacing of 200m for the east west lines with sampling at 50m intervals along these lines. Concurrently geological mapping was conducted on and around the zones associated with the southern extension of the fault.

     A literature review was carried out on the Santa Isabel property resulting in a compilation of previous soil sampling and mapping. Limited rock chip sampling confirmed the existence of mineralisation.

     A limited rock chip and laterite program was carried out over the Ouro Mil site to confirm the potential for economic mineralisation. The Ouro Mil site was also inspected for the potential of a future logistical centre.

     Sao Domingo's property was selected to locate the Company's field office. The site was selected due to the access to power, phone and a well developed current infrastructure. From the Sao Domingos field office the other Company properties can be easily accessed and serviced by boat, vehicle and aircraft.

     Limited rock chip sampling was carried out over several outcrops and previous workings on the Sao Domingos property. A visual inspection of the rock chips confirms the lithologies correlated to other known mineralised lithologies common to gold producing areas near to the Sao Domingos properties.

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

(D)     Employees

     As of March 13, 2006 there were eight full time employees and three part time employees.

(E)     Regulation of Mining Activity

     The Company's interests in its properties will be subject to various laws and regulations concerning exploration, allowable production, taxes, labour standards, environmental protection, mine safety, regulations relating to royalties, importing and exporting of minerals and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

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

     The marketing of minerals is affected by numerous factors, many of which are beyond the control of the Company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labour, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices. Significant price movements in mineral prices over short periods of time may be affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and, therefore, the economic viability of any of the Company's properties cannot accurately be predicted. As the Company is in the exploration stage, the above factors have had no material impact on operations or income.

(H)     Environmental Regulations

     Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed properties and a heightened degree of responsibility for companies and their officers, directors and employees.

     All phases of the Company's operations in Brazil and Canada are subject to environmental regulations. The regulations are comprehensive and cover water quality, discharge limits, hazardous wastes, agricultural land and vegetation.

(I)     Mining Risks and Insurance

     Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Company has a direct or indirect interest will be subject to all type of hazards and risks or unexpected formations, cave-ins, pollution, all of which could result in work stoppages, damages to property, and possible environmental damages. The Company does not have general liability insurance covering its operations. Payment of any liabilities in excess of the Company's insurance coverage could have a materially adverse effect upon the Company's financial condition.

(J)     Company Operations

     Most exploration properties do not result in the discovery of commercial ore deposits and no assurance can be given that any particular level of recovery of precious or base metals from ore reserves will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable (or viable) ore body which can be legally and economically exploited. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions.

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

     The development of any ore deposits, if found on the Company's property, depends upon the Company's ability to obtain financing through joint venturing of properties, debt financing, equity financing or other means. There is no assurance that the Company will be able to obtain the required financing. Failure to obtain additional financing on a timely basis could cause the Company to forfeit its interest in such properties, dilute its interests in the properties and/or reduce or terminate its operations.

(K)     Conflicts of Interest

     Two of the Company's Directors serve as Directors of other resource exploration companies. To the extent that such other companies may participate in ventures in which the Company may participate, the Director may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In addition, conflicts of interest may arise from time to time, as a result of the Company engaging in transactions in which Directors and Officers of the Company may have an interest. PLEASE REFER TO "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(L)     Currency Fluctuations

     The Company maintains its accounts in United States dollars. The Company's operations in Brazil and Canada make it subject to foreign currency fluctuations and such fluctuations may materially affect the Company's financial position and results. At the present time the Company does not engage in hedging activities.


ITEM 2.     DESCRIPTION OF PROPERTY

     The Companies properties are in the preliminary exploration stage and do not contain any known bodies of ore.

     In February 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, B.C. Canada. This property is highlighted by consistence of purity and whiteness of the limestone zone outcropping along the southwest shore of Kumealon Lagoon. The zone is comprised mostly of white, recrystallized, fine to course grained limestone, striking 150 degrees and can be traced for at least 1200 meters. The zone is estimated to have an average stratigraphic thickness of 180 meters. Chip samples taken across the zone averaged 55.06% CaO, 2.11% insolubles and 43.51% ignition loss. The zone is estimated to contain 19 million tonnes of high-grade limestone over a strike length of 1200 meters, with an average width of 180 meters and an average height above water of 30 meters. The Company plans to conduct a bedrock-sampling program in fiscal 2006.

     Subsequent to year-end the company signed five option agreements covering the Nova Porto, Ouro Mil, Santa Isabel, Sao Domingos and Sao Joao mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. Access to the property areas is by airstrips, rivers in season and the Trans Garimpeiro Highway. Regional infrastructure to the property areas is serviced from the company offices in the City of Itaituba and the field office located at the Sao Domingos property.

Sao Domingos

     The Sao Domingos property is located approximately 250km south of the regional centre of Itaituba and approximately 40km North of Aurora's Santa Izabel property.

     The Sao Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings. At this stage three prominent locations within the property are the focus of current exploration named by Aurora as Atacadao, Esmeril and Fofoca. The three current target areas are all located in portions of the Pararui Intrusive Suite, a granitic intrusive associated with many gold deposits within the Southern Tapajos Gold Province.

     The Atacadao area is an alluvial system and is the result of gold being shed from the surrounding granitic topographic highs. These hills are part of the Pararui Intrusive Suite, and locally contain well-developed mineralised stock work quartz veins. Numerous production shafts are located on the flanks of the hills, trending along a major property scale east/west fault and Aurora is confident of the potential for further mineralisation at depth.

     Esmeril was the centre of recent mining activity targeting the highly oxidised fraction of the porphyritic host rock. The stockwork veins, exposed by previous workers, show boxwork and fresh sulphides and generally associated with ferruginous staining of both the veins and the enclosing country rock.

     The Fofoca area was also the centre of a large-scale development of both the alluvials and oxidised host rocks, using the common water canon and sluice method. This area is also located on an East - West structure and further investigations are underway to test if this structure forms part of the East - West system leading from Atacadao giving a strike potential of several km. Property scale dominant structures are all generally East -West.

Sao Joao

     The Sao Joao property area is located approximately 20km west of the Company's Sao Domingo's property and approximately 40 km north of the Santa Isabel property. The prime targets for the Sao Joao property are located around and on the intersection of regional NW and NNW faults within the Pararui
Intrusive Suite and this area has been the focus of large-scale alluvial workings. The Pararui Intrusive Suite has proven to host the vast majority of gold deposits elsewhere within the Tapajos Gold Province.

     Previous mining activity over a number of years focused on the alluvial deposits within its many tributaries, and has now progressed to include the saprolite host rock and out cropping quartz veins.

Santa Isabel

     The Santa Isabel Property lies in the southwestern region of the Tapajos Gold Province, Para State, Brazil and comprises an area of 12,000 hectares. The property area is accessed by a private airstrip, and seasonal boat access via a tributary of the Rio Nova, which eventually empties into the Tapajos River.

     The property area is located approximately 50 km south of the Sao Domingos property area. The principal property area is situated within the Pararui Intrusive Suite. To the immediate west the Pararui Suite is in faulted contact with the later Maloquinha Intrusive Suite, and the Maloquinha Intrusive suite is in faulted contact with the Creporizao Intrusive Suite, further to the west. The Pararui Suite and the Creporizao Intrusive Suite play host to the vast majority of hard rock gold deposits and occurrences within the Tapajos gold Province.

     The property area is dominated by a series of regional N to NNW trending regional faults, and these orientations are also noted at mine scale as seen in the mineralised quartz veins within the property area.

     Historically the Santa Isabel property focused mining activities on the alluvial deposits within the many tributaries, and progressed to include saprolite host rock and out cropping quartz veins.

Novo Porto

     The Novo Porto property, as noted on the CPRM (Servico Geologico Do Brazil) 1:250,000 geology maps, as a large alluvial area, which has produced gold over an unknown period. These alluvial workings lie in a NW trending river valley formed on the faulted contact between the Pararui Intrusive Suite to the west and the later Maloquinha Intrusive Suite to the west. Else where in the region the Pararui Intrusive Suite is host to many other gold deposits.

     In March 2006 the Company decided not to follow-up it's preliminary exploration program on the Novo Porto property and has decided not to exercise it's option to acquire the property.

Ouro Mil

     Ouro Mil is located approximately 20 km south of Santa Isabel property area and approx 300km South of Itaituba. The Ouro Mil property is situated within a north west trending part of the Creporizao Intrusive Suite along an E-NE shear subordinate to the NW trending regional shear of the area. The western margin of this portion of the Creporizao Intrusive Suite is in a NW faulted contact with the Pararui Intrusive Suite, and similarly the eastern margin is in a NW faulted contact with the Cuiu-Cuiu Complex.

     Previous mining at Ouro Mil property, via water canon and a sluice of surficial oxides, recovered 600kg of gold. The area is dominated by a quartz vein stock work system in weathered porphyritic granite. A moderately to well-developed laterite profile exists and is exposed in previous mining areas around the property.

Piranhas

     The Piranhas property is located approximately 50 km NE of the company's Sao Domingos property. The property is located within the Parauari Intrusive Suite. Limited lithological inspection has shown the area to host mineralised quartz veins. The dominant North and NNW structures are thought to represent relicts of the original mineralizing event. The property is located approx 50km east of the Brazauro Resources Corporation's Tocantinzinho property.


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

     -----------------------------------------------------------------------------
                  First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                  --------------  ---------------  --------------  ---------------
     -----------------------------------------------------------------------------
     2006 - High      $1.98             $-               $-              $-
     -----------------------------------------------------------------------------
     2006 - Low       $0.69             $-               $-              $-
     -----------------------------------------------------------------------------
     2005 - High      $0.23            $0.12           $0.83            $0.73
     -----------------------------------------------------------------------------
     2005 - Low       $0.09            $0.06           $0.06            $0.47
     -----------------------------------------------------------------------------
     2004 - High      $0.51            $0.38           $0.31            $0.26
     -----------------------------------------------------------------------------
     2004 - Low       $0.20            $0.24           $0.17            $0.15
     -----------------------------------------------------------------------------

     The Company's stock is also quoted on the Frankfurt Exchange under the symbols "A4G.FSE," and "A4G.ETR" and on the Berlin-Bremen Exchange under the symbol "A4G.BER".

(b)     Holders:    As  of  March 13,  2006, there were 763 holders of record of the  Common  Stock.
(c)     Dividends:  No  cash  dividends  were  paid  in  2005  or  2004. No cash dividends  have  been  paid subsequent to December 31, 2005.
                    The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.
(d)     Securities authorized for issuance under equity compensation plan:  None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2005.

     During the fourth quarter of 2005, 0 common shares were issued.

     The Company believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering and/or Regulation S as promulgated pursuant to the Act.


ITEM 6.     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)     General

     The Company is a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." The Company conducts its exploration and property acquisition activities through it's head office which is located at 30 Ledgar Road, Balcatta, Western Australia, 6021 Australia. The telephone number is (+61 8) 9240-2836. The Field office for the Company's exploration activities in Brazil is located at Estrada Do Bis, 476, Bairro, Bom Jardim, Itaituba, in the Tapajos gold province of the State of Para, Brazil. We maintain an accounting and bookkeeping office located at 238 West 4th Street, Suite 2, North Vancouver, B.C., Canada V7M 1H7. The telephone number is (604) 687-4432 and the facsimile number is (604) 687-4709.

     The Company had no revenues during fiscal 2005 and 2004. Funds raised in fiscal 2005 and 2004 were used for exploration of the Company's properties and general administration.

(B)     Results of Operations

     Year Ended December 31, 2005 (Fiscal 2005) versus Year Ended December 31, 2004 (Fiscal 2004)

       For the year ended December 31, 2005 the Company recorded a loss of $457,271 or $0.02 per share, compared to a loss of $223,763 ($0.01 per share) in 2004.

       Expenses - For the year ended December 31, 2005 the Company recorded expenses, other than exploration expenses, $181,932 (fiscal 2004 - $163,681). The fiscal 2005 amount includes $39,797 for property search and negotiation (fiscal 2004 - $52,563), professional fees - accounting $404 (fiscal 2004 - $9,831) and legal $60,551 (fiscal 2004 - $2,231).

       Exploration expenditures - For the year ended December 31, 2005 the Company recorded exploration expenses of $347,307 compared to $60,082 in fiscal 2004. The following is a breakdown of the exploration expenses by property: United States, Alaska $0 (2004 - $39,113); Brazil $345,271 (2004
     -  $19,000)  and  Canada,  Kumealon  property  $2,036  (2004  -  $1,969).

       Depreciation expense - For the year ended December 31, 2005 the Company recorded depreciation costs of $3,258 compared to $3,666 in fiscal 2004.

(C)     Capital Resources and Liquidity

     In fiscal 2005 the Company issued 13,000,000 (fiscal 2004 - 100,000) common shares at $0.05 (fiscal 2004 - $0.25) per share for cash proceeds of $650,000 (fiscal 2004 - $22,500) and settled $162,500 (fiscal 2004 - $0) of debt with the issuance of 3,684,091 (fiscal 2004 - 0) common shares. The carrying value of the indebtedness approximated the fair value of the common shares issued.

     At December 31, 2005, the Company had cash of $164,189 (2004 - $1,275) and working capital of $165,052 (2004 working capital deficiency - $188,821) respectively. Total liabilities as of December 31, 2005 were $32,588 as compared to $190,296 on December 31, 2004, a decrease of $157,708. In Fiscal 2005 investing activities consisted of additions to mineral properties $0 (2004 - $0) and additions to fixed assets $0 (2004 - $2,508). For the year ended December 31, 2005 the Company recorded a loss of $457,271 ($0.02 per share), compared to a loss of $223,763 ($0.01 per share) in 2004.

     The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

Plans for Year 2006

     During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on its exploration property. There is, of course, no assurance that it will be able to do so.

     The Company will concentrate its exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Brazil, Canada and other South American countries. Additional employees will be hired on a consulting basis as required by the exploration properties.

     The Company's exploration work program in 2006 on the Brazilian Tapajos properties will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying.

     The Company is setting up a field operations center at the Sao Domingos property and intends to initially focus exploration on anomalies associated with the Sao Domingos Property. Sao Domingo was selected based on the proximity to the other company properties, and the logistics currently in place. Access to Sao Domingo is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

     Exploration campaigns will be launched from Sao Domingo to the other properties and serviced by road and river access. Initially exploration will entail mapping the outcrop geology and spoils from shafts of previous workers in order to confirm lithologies and structural trends noted on government maps. Currently three anomalous areas have been identified, from rock chip sampling, as warranting further investigation. The Company will conduct a soil sampling program, and further rock chip sampling over the anomalous areas and has drafted the proposed grid. This work will be initiated during the second quarter of 2006 when weather conditions will be more conducive.

     Concurrently, the Company intends to initiate drilling on the Santa Isabel property in response to the high grade rock chip results collected from previous workings on outcropping mineralised quartz veins. Drill hole locations are currently being assessed and negotiations with drilling contractors are nearing completion. Drilling is expected to begin during mid April.

     The Company will also continue to evaluate the Ouro Mil and Sao Joao properties by mapping and sampling the quartz veins and structures in order to set up and orientate the soil grids.

     The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

     The Company's exploration work program in 2006 on the British Columbia Kumealon limestone property will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

(D)     Application of Critical Accounting Policies

     The preparation of its financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its consolidated financial statements. The Company's accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

     The Company's policy regarding exploration costs is that exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2005 and 2004, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

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


ITEM 7.     FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS - December 31, 2005

                         Financial Statements                          Page
                         --------------------                          ----
     Reports of Independent Registered Public Accounting Firms     F-2
     Consolidated Balance Sheets                                   F-4
     Consolidated Statements of Operations                         F-5
     Consolidated Statements of Stockholders' Equity (Deficiency)  F-6 to F-9
     and Comprehensive Income (Loss)
     Consolidated Statements of Cash Flows                         F-10
     Notes to Consolidated Financial Statements                    F-11 to F-20

Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

     AURORA GOLD CORPORATION
     (An exploration stage enterprise)
     Consolidated Financial Statements
     (EXPRESSED IN U.S. DOLLARS)
     December 31, 2005 and 2004




     INDEX
     -----

     Reports of Independent Registered Public Accounting Firms

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

[Graphic Omitted]
          PETERSON SULLIVAN PLLC
================================================================================

CERTIFIED PUBLIC ACCOUNTANTS                TEL 206.382.7777 -- FAX 206.382.7700
601 UNION STREET, SUITE 2300                http://www.pscpa.com
SEATTLE, WASHINGTON 98101



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders
Aurora Gold Corporation


We have audited the accompanying consolidated balance sheet of Aurora Gold Corporation (an exploration stage company) and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the year then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Gold
Corporation (an exploration stage company) and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not been able to generate significant revenues or positive cash flows from operations to date and has an accumulated deficit of $4,448,010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Peterson Sullivan PLLC


February 10, 2006
Seattle, Washington

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2005 and 2004
(Expressed in U.S. Dollars)                                                   December 31    December 31
                                                                                     2005           2004
========================================================================================================

ASSETS
Current assets
  Cash                                                                      $    164,189   $      1,275
  Accounts receivable                                                                  -            200
  Available-for-sale securities                                                   33,451              -
--------------------------------------------------------------------------------------------------------
Total current assets                                                             197,640          1,475

Equipment, net                                                                       679          3,937
--------------------------------------------------------------------------------------------------------
Total assets                                                                $    198,319   $      5,412
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable and accrued expenses                                     $     32,588   $     29,354
  Accounts payable - related party                                                     -        121,942
  Loan payable - related party                                                         -         39,000
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                         32,588        190,296
========================================================================================================

Stockholders' Equity (Deficiency)
Common stock
  Authorized:
    50,000,000 common shares, with par value $0.001each
  Issued and outstanding:
    36,218,522 (December 31, 2004 - 19,534,431) common shares                     36,218         19,534
Additional paid-in capital                                                     4,582,137      3,786,321
Accumulated deficit during the exploration stage                              (4,448,010)    (3,990,739)
Accumulated other comprehensive income (loss)                                     (4,614)             -
--------------------------------------------------------------------------------------------------------
Stockholders' equity (deficiency)                                                165,731       (184,884)
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)                     $    198,319   $      5,412
========================================================================================================


The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                                                   Cumulative
Consolidated Statements of Operations                                              October 10           Year           Year
(Expressed in U.S. Dollars)                                                  1995 (inception)          Ended          Ended
                                                                               to December 31    December 31    December 31
                                                                                         2005           2005           2004
===========================================================================================================================
Expenses
  Administrative and general                                                $        711,708   $     19,642   $     32,979
  Depreciation and amortization                                                       54,274          3,258          3,666
  Imputed interest on loan payable - related party                                     1,560              -          1,560
  Interest, bank charges and
    foreign exchange loss                                                             49,477          6,370            851
  Professional fees                                                                  426,752         60,955         12,062
  Property search and negotiation                                                    225,198         39,797         52,563
  Salaries and consulting fees                                                       966,007         51,910         60,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                   2,434,976        181,932        163,681

Exploration expenses                                                               1,809,763        347,307         60,082

Write-off of mineral property costs                                                  172,981              -              -
---------------------------------------------------------------------------------------------------------------------------

                                                                                   4,417,720        529,239        223,763
---------------------------------------------------------------------------------------------------------------------------
Other income (loss)
  Gain on disposition of subsidiary                                                  216,474              -              -
  Interest income                                                                     22,353              -              -
  Gain on sale of rights to the Matupa agreement,
    net of expenses of $138,065                                                       80,237         80,237              -
  Realized (loss) on investments                                                     (32,756)        (8,269)             -
  Operating (loss) of Spun-off operations                                           (316,598)             -              -
---------------------------------------------------------------------------------------------------------------------------
                                                                                     (30,290)        71,968              -
---------------------------------------------------------------------------------------------------------------------------

Net (loss) for the period                                                   $     (4,448,010)  $   (457,271)  $   (223,763)
===========================================================================================================================

Earnings (loss) per share
  - basic and diluted                                                                          $      (0.02)  $      (0.01)
===========================================================================================================================
Weighted average number of
  common shares outstanding
  - basic and diluted                                                                            27,262,103     19,526,486
===========================================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
October 10, 1995 (inception) to December 31, 2005

(Expressed in U.S. dollars)
=======================================================================================================================

                                                                                                           Accumulated
                                                 Common Stock              Additional       Compre-   (deficit) during
                                                -----------------------       paid-in       hensive        exploration
                                                    Shares      Amount        capital        (loss)              stage
-----------------------------------------------------------------------------------------------------------------------

Balance, October 10, 1995                                  -   $     -   $         -   $         -   $               -
Issuance of common stock for
  - settlement of indebtedness                    11,461,153    11,461             -             -                   -
Net (loss) for the period                                  -         -             -             -                   -
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $         -
                                                                                       ------------

Balance December 31, 1995                         11,461,153    11,461             -             -                   -
Adjustment for reverse stock split                (7,640,766)   (7,641)            -             -                   -
Issuance of common stock for
  - cash at $0.001 per share                       5,800,000     5,800       341,761             -                   -
  - resource property                                300,000       300         2,700             -                   -
Net (loss) for the period                                  -         -             -      (361,208)           (361,208)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $  (361,208)
                                                                                       ------------

Balance December 31, 1996                          9,920,387     9,920       344,461                          (361,208)
Issuance of common stock for
  - cash in March 1997 at $1.00 per share
    (less issue costs of $4,842)                     750,000       750       744,408             -                   -
Net (loss) for the period                                  -         -             -      (615,880)           (615,880)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $  (615,880)
                                                                                       ------------

Balance December 31, 1997                         10,670,387    10,670     1,088,869                          (977,088)
Issuance of common stock for
  - settlement of indebtedness                        96,105        96        68,601             -                   -
  - cash in May 1998 at $1.25 per share              200,000       200       249,800             -                   -
  - cash in November 1998 at $0.75 per share          71,667        72        53,678             -                   -
  - cash in December 1998 at $0.75 per share         143,333       143       107,357             -                   -
Grant of options to employees and directors                -         -       518,900             -                   -
Grant of options to consultants                            -         -       172,100             -                   -
Net (loss) for the period                                  -         -             -    (1,151,604)         (1,151,604)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $(1,151,604)
                                                                                       ------------

Balance December 31, 1998                         11,181,492    11,182     2,259,304                        (2,128,692)
Issuance of common stock for
  - settlement of indebtedness                       231,286       231       160,151             -                   -
  - cash in March 1999 at $0.656 per share            22,871        23        14,977             -                   -
  - finder's fee in February 1999
    at $0.81 per share                                25,000        25        20,287             -                   -
Grant of options to consultants                            -         -        29,500             -                   -
Cash advanced on stock subscriptions                       -         -             -             -                   -
Net (loss) for the period                                  -         -             -      (855,391)           (855,391)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $  (855,391)
                                                                                       ------------


Balance December 31, 1999                         11,460,649    11,461     2,484,219                        (2,984,083)
Issuance of common stock for
  - settlement of indebtedness                       199,000       199        99,301             -                   -
  - cash in March 2000 at $0.50 per share            350,000       350       174,650             -                   -
  - cash in March 2000 at $0.455 per share           550,000       550       249,450             -                   -
Cancellation of shares in April 2000                 (90,706)      (91)      (56,600)            -                   -
Exercise of options in June 2000                     405,000       405         3,645             -                   -
Spin-off of Aurora Metals (BVI) Limited                    -         -       316,498             -                   -
Net (loss) for the period                                  -         -             -      (677,705)           (677,705)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $  (677,705)
                                                                                       ------------

Balance December 31, 2000                         12,873,943    12,874     3,271,163                        (3,661,788)
Components of comprehensive income (loss)
  - Net income for the period                              -         -             -       128,545             128,545
  - Unrealized holding losses on
    available-for-sale securities                          -         -             -      (141,928)                  -
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $   (13,383)
                                                                                       ------------

Balance December 31, 2001                         12,873,943    12,874     3,271,163                        (3,533,243)
Issuance of common stock for
  - settlement of indebtedness                     3,708,038     3,708       351,492             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                              -         -             -      (137,329)           (137,329)
  - Reclassification adjustment for realized
    losses on available-for-sale securities                -         -             -       141,928                   -
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $     4,599
                                                                                       ------------

Balance, December 31, 2002                        16,581,981    16,582     3,622,655                        (3,670,572)
Issuance of common stock for
  - settlement of indebtedness                     2,752,450     2,752       114,806             -                   -
  - cash in  December 2003 at $0.25 per share        100,000       100        24,900             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                              -         -             -       (96,404)            (96,404)
  - Unrealized holding losses on
  available-for-sale securities                            -         -             -             -                   -
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $   (96,404)
                                                                                       ------------

Balance, December 31, 2003                        19,434,431    19,434     3,762,361                        (3,766,976)
Issuance of common stock for
  - cash in January 2004 at $0.25 per share,
    less issuance costs                              100,000       100        22,400             -                   -
Imputed interest                                           -         -         1,560             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                              -         -             -      (223,763)           (223,763)
  - Unrealized holding losses on
    available-for-sale securities                          -         -             -             -                   -
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $  (223,763)
                                                                                       ------------

Balance, December 31, 2004                        19,534,431    19,534     3,786,321                        (3,990,739)
Issuance of common stock for
  - cash in July 2005 at $0.05 per share          13,000,000    13,000       637,000             -                   -
  - settlement of indebtedness                     3,684,091     3,684       158,816             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                              -         -             -      (457,271)           (457,271)
  - Unrealized holding losses on
    available-for-sale securities                          -         -             -        (4,614)                  -
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                             $  (461,885)
                                                                                       ------------
Balance, December 31, 2005                        36,218,522   $36,218   $ 4,582,137                 $      (4,448,010)
=====================================================================================                ==================


                                                                   Accumulated         Total
                                                 Advances for         other        stockholders'
                                                     Stock        comprehensive       equity
                                                 Subscriptions    income (loss)    (deficiency)


Balance, October 10, 1995                       $            -   $            -   $            -
Issuance of common stock for
  - settlement of indebtedness                                                -           11,461
Net (loss) for the period                                    -                -                -
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 1995                                    -                -           11,461
Adjustment for reverse stock split                                            -           (7,641)
Issuance of common stock for
  - cash at $0.001 per share                                                  -          347,561
  - resource property                                                         -            3,000
Net (loss) for the period                                                     -         (361,208)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 1996                                    -                -           (6,827)
Issuance of common stock for
  - cash in March 1997 at $1.00 per share
    (less issue costs of $4,842)                             -                -          745,158
Net (loss) for the period                                    -                -         (615,880)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 1997                                    -                -          122,451
Issuance of common stock for
  - settlement of indebtedness                               -                -           68,697
  - cash in May 1998 at $1.25 per share                      -                -          250,000
  - cash in November 1998 at $0.75 per share                 -                -           53,750
  - cash in December 1998 at $0.75 per share                 -                -          107,500
Grant of options to employees and directors                  -                -          518,900
Grant of options to consultants                              -                -          172,100
Net (loss) for the period                                    -                -       (1,151,604)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 1998                                    -                -          141,794
Issuance of common stock for
  - settlement of indebtedness                               -                -          160,382
  - cash in March 1999 at $0.656 per share                   -                -           15,000
  - finder's fee in February 1999
    at $0.81 per share                                       -                -           20,312
Grant of options to consultants                                                           29,500
Cash advanced on stock subscriptions                   425,000                           425,000
Net (loss) for the period                                    -                -         (855,391)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance December 31, 1999                              425,000                -          (63,403)
Issuance of common stock for
  - settlement of indebtedness                                                -           99,500
  - cash in March 2000 at $0.50 per share             (175,000)               -                -
  - cash in March 2000 at $0.455 per share            (250,000)               -                -
Cancellation of shares in April 2000                         -                -          (56,691)
Exercise of options in June 2000                             -                             4,050
Spin-off of Aurora Metals (BVI) Limited                      -                -          316,498
Net (loss) for the period                                    -                -         (677,705)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 2000                                    -                -         (377,751)
Components of comprehensive income (loss)
  - Net income for the period                                -                -          128,545
  - Unrealized holding losses on
    available-for-sale securities                            -         (141,928)        (141,928)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 2001                                    -         (141,928)        (391,134)
Issuance of common stock for
  - settlement of indebtedness                               -                -          355,200
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -         (137,329)
  - Reclassification adjustment for realized
    losses on available-for-sale securities                             141,928          141,928
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance, December 31, 2002                                                    -          (31,335)
Issuance of common stock for
  - settlement of indebtedness                               -                -          117,558
  - cash in  December 2003 at $0.25 per share                -                -           25,000
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -          (96,404)
  - Unrealized holding losses on
  available-for-sale securities                              -                -                -
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance, December 31, 2003                                   -                -           14,819
Issuance of common stock for
  - cash in January 2004 at $0.25 per share,
    less issuance costs                                      -                -           22,500
Imputed interest                                             -                -            1,560
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -         (223,763)
  - Unrealized holding losses on
    available-for-sale securities                            -                -                -
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance, December 31, 2004                                   -                -         (184,884)
Issuance of common stock for
  - cash in July 2005 at $0.05 per share                     -                -          650,000
  - settlement of indebtedness                               -                -          162,500
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -         (457,271)
  - Unrealized holding losses on
    available-for-sale securities                            -           (4,614)          (4,614)
Total comprehensive (loss)
-------------------------------------------------------------------------------------------------
Balance, December 31, 2005                       $           -   $       (4,614)  $      165,731
=================================================================================================


The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                                                   Cumulative
Consolidated Statements of Cash Flows                                              October 10           Year           Year
(Expressed in U.S. Dollars)                                                  1995 (inception)          Ended          Ended
                                                                               to December 31    December 31    December 31
                                                                                         2005           2005           2004
===========================================================================================================================
Cash flows from (used in) operating activities
  Net (loss) for the period                                                 $     (4,448,010)  $   (457,271)  $   (223,763)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      - depreciation and amortization                                                 54,274          3,258          3,666
      - compensation on stock options                                                720,500              -              -
      - expenses satisfied with issuance of common stock                             498,800          1,500              -
      - expenses satisfied with transfer of marketable securities                     33,903         33,903              -
      - imputed interest on loan payable - related party                               1,560              -          1,560
      - writeoff of mineral property costs                                           172,981              -              -
      - adjustment for spin-off of Aurora Metals (BVI) Limited                       316,498              -              -
      - realized loss on investments                                                  32,756          8,269              -
  - gain on sale of rights to Matupa agreement, net of expenses                      (80,237)       (80,237)             -
Changes in assets and liabilities:
      - (increase) decrease in receivables                                          (206,978)           200          1,996
      - (decrease) increase in accounts payable
        and accrued expenses                                                         572,745          3,292        143,497
---------------------------------------------------------------------------------------------------------------------------
Net cash flow used in operating activities                                        (2,331,208)      (487,086)       (73,044)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of equipment                                                              (57,891)             -         (2,508)
  Proceeds on disposal of equipment                                                   14,449              -              -
  Acquisition of mineral property costs                                             (172,981)             -              -
  Payment for incorporation cost                                                     (11,511)             -              -
---------------------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                                          (227,934)             -         (2,508)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock,
    less issuance costs                                                            2,652,339        650,000         22,500
  Loan proceeds from related party                                                    39,000              -         39,000
  Loan proceeds                                                                       31,992              -              -
---------------------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                                     2,723,331        650,000         61,500
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                     164,189        162,914        (14,052)
Cash and cash equivalents, beginning of period                                             -          1,275         15,327
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $        164,189   $    164,189   $      1,275
===========================================================================================================================

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS AND GOING CONCERN

     Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Accounting

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, Aurora Gold Mineracao Ltda ("Aurora Gold Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineracao was incorporated on October 27, 2005.

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

     (c)  Cash Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at December 31, 2005 and 2004.

     (d)  Available-for-Sale Securities

          The Company's available-for-sale securities consist of shares of common stock of one publicly traded company and are stated at fair value. The cost of these securities is $38,065 at December 31, 2005 and the gross unrealized holding losses of $4,614 is included in accumulated other comprehensive income (loss) at December 31, 2005. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding losses at December 31, 2005 are on securities held less than 12 months. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

     (e)  Equipment

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Equipment is recorded at cost. Depreciation is provided over the following useful lives:

               Computer equipment                   2 years
               Office equipment                     5 years
               Telecommunication equipment          5 years

     (f)  Share-Based Payment

          The Company has adopted the fair value method of accounting for stock-based compensation consistent with Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), Accounting for Share-based Payment.

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the years ended December 31, 2005 and 2004.

     (h)  Foreign Currency Translations and Transactions

          The Company's reporting currency is the U.S. Dollar. Foreign Subsidiaries utilize the function currency applicable to the country in which they operate. The Company translates assets and liabilities of its foreign subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income, until all or a part of the investment in the subsidiary is sold or liquidated. Translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

     (i)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As of December 31, 2005, the Company has deposits in a bank beyond insured limits. As of December 31, 2004, the Company has no deposit in a bank beyond insured limits.

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

          The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through December 31, 2005.

     (k)  Fair Value of Financial Instruments and Risks

          Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

          The carrying value of cash, receivables, accounts payable and accrued expenses, accounts payable - related party, and loan payable - related party approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

          The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

     (l)  Intangible Assets

          The Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

          The Company does not have any goodwill or intangible assets with indefinite or definite lives.

     (m)  Accounting for Derivative Instruments and Hedging Activities

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

     (o)  Earnings (Loss) Per Share

          Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year. The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for 2005 and 2004 because there is no potentially dilutive securities.

     (p)  Comprehensive Income

          The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statements of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

     (q)  New Accounting Pronouncements

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

          In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
          (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS No. 152 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 will affect the Company's financial statements if it were to issue options.

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

          In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Share-Based Payment". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has adopted this Standard.

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim FinancialStatements-an amendment of APB Opinion No. 3, and changes the requirements for the accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB No. 154 will not have a material impact on the Company's financial statements.

          In May 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143. FASB Interpretation No. 47 clarifies that conditional asset retirement obligations describe a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may not be under the entity's control. FASB Interpretation No. 47 is effective no later than for fiscal years ending after December 15, 2005. The adoption of FASB Interpretation No. 47 will not have a material impact on the Company's financial statements.

3.   MINERAL PROPERTIES AND EXPLORATION EXPENSES

     BRITISH COLUMBIA, CANADA - KUMEALON PROPERTY

     In February 1999, the Company acquired, by staking, a 741 acre limestone property located on the north shore of Kumealon Inlet, southeast of Prince Rupert, British Columbia, Canada. A finder's fee of 25,000 shares of common stock of the Company were issued in connection with these claims.

     In fiscal year 2000, there were no proven mineral reserves discovered and the Company continuously operated with a working capital deficiency. These conditions raised substantial doubt regarding the recovering of the capitalized acquisition cost. Therefore, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company wrote off the capitalized acquisition cost of $23,630 to operations.

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

     In March 2005, the Company decided to terminate all three Letters of Intent and no future obligations remain.

MATO GROSSO STATE, BRAZIL - MATUPA AGREEMENT

     (a) On February 11, 2005, the Company signed an agreement ("Matupa Agreement") with CCO Mineracao Ltda. ("CCO") and Mineracao Bom Futuro Ltda ("Bom Futuro") to purchase a 100% interest in the Matupa Gold Project located in northern Mato Grosso State, Brazil. The Matupa Agreement also covers surface rights access for both exploration and mining activity. The Matupa Agreement called for the Company to pay CCO a total of US$3,350,000 over a five and one-half year period. The Matupa Agreement also covers surface rights access for both exploration and mining activity.

          In accordance with the Matupa Agreement, the Company was required to pay CCO:

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

     (b) In March 2005, the Company signed a Right of First Refusal Agreement ("RFR Agreement") with Neuer Kapital Corp. ("Neuer") whereby the Company granted to Neuer a 60-day First Right of Refusal to purchase all of the Company's interest in the Matupa Gold Project.

          In accordance with the RFR Agreement, upon approval of the Agreement by the TSX Venture Exchange and no later than 10 days after providing the Company with the RFR Exercise Notice, Neuer was required to:

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


          On May 1, 2005 the Company assigned all of its rights, title and interest in and to the Matupa Agreement to Neuer and received all consideration noted above in full. Within six months following the assignment of its rights to Neuer, Neuer paid the Company an additional US $50,000 and issued the Company an additional 150,000 common shares of Neuer resulting in total consideration received of $218,302 ($100,000 in cash and 300,000 common shares of Neuer valued at fair market value of $118,302). A net gain of $80,237 has been recorded in 2005.

     (c) The Company paid a finders fee of $138,065 ($100,000 in cash and 75,000 common shares of Neuer valued at fair market value of $38,065) with respect to the CCO/Aurora Gold Matupa Agreement to a private United Kingdom citizen.

4.   EQUIPMENT

     ------------------------------------------------------------------------
                                                         2005          2004
     ------------------------------------------------------------------------

     Computer equipment                               $  2,508      $  2,508
     Office equipment                                   13,583        13,583
     Telecommunication equipment                         1,875         1,875
     ------------------------------------------------------------------------
                                                        17,966        17,966
     Accumulated depreciation                          (17,287)      (14,029)
     ------------------------------------------------------------------------
                                                      $    679      $  3,937
     ========================================================================


5.   STOCK  OPTIONS

     In 1997, the Company's Board of Director approved a stock option plan ("the Plan") to offer an inducement to obtain services of key employees, directors and consultants of the Company. The maximum number of shares issuable under the Plan in any calendar year shall be an amount equal to 15% of the issued and outstanding common stock on January 1 of each year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the company's capital stock on the date of grant). The exercise price of a non-qualified stock option must not be less than the par value of a share of the common stock on the date of the grant. The term of an incentive or non-qualified stock option is not to exceed five years.

     There were no stock options granted during the fiscal years 2005 and 2004 and there are no stock options outstanding at December 31, 2005 and 2004.

6.   RELATED  PARTY  TRANSACTIONS

     Related party transactions not disclosed elsewhere in these financial statements:

          a. During the fiscal year 2005, consulting fees of $40,410 (2004 - $60,000) were paid to directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

          b. Included in accounts payable - related party as at December 31, 2004 is an amount payable to a director of the Company for various expenses incurred on behalf of the Company. No such amount was owed at December 31, 2005.

          c. Loan payable as at December 31, 2004 of $39,000 is payable to a director of the Company. The amount is non-interest bearing, unsecured and has no stated terms of repayment. The Company recorded imputed interest of $1,560 in 2004 (2005 - $nil) at an interest rate of 4% per annum. No such amount was owed at December 31, 2005.

7.   NON-CASH INVESTING AND FINANCING ACTIVITIES

     In 2005, the Company issued 3,684,091 (2004 - Nil) shares of common stock of the Company for settlement of $161,000 of existing liabilities and $1,500 of consulting services incurred in 2005. In 2005, 205,000 shares of common stock of Neuer, acquired as part of the Company's assignment of the rights in the Matupa agreement, were transferred at fair market value to a former director in exchange for services performed in 2005 valued at $33,903.

8.   INCOME  TAXES

          a. The Company has net losses for tax purposes totaling approximately $3,378,000 which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2005 and 2004. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

               The  right  to  claim  these  losses  expires  as  follows:

                         ----------------------------------------------
                         2011                                $  231,000
                         2012                                   564,000
                         2018                                   331,000
                         2019                                   795,000
                         2020                                   550,000
                         2022                                   138,000
                         2023                                    90,000
                         2024                                   222,000
                         2025                                   457,000
                         ----------------------------------------------
                                                             $3,378,000
                         ==============================================


          b. The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

          -----------------------------------------------------------------------
                                                          2005            2004
          -----------------------------------------------------------------------

          Tax loss carryforwards                      $ 1,149,000      $ 993,000
          Valuation allowance                          (1,149,000)      (993,000)
          -----------------------------------------------------------------------
                                                      $         -      $       -
          =======================================================================

          c. The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

          ------------------------------------------------------------------------------
                                                                   2005          2004
          ------------------------------------------------------------------------------

          Tax at statutory rate                                 $(156,000)     $(76,000)
          Change in valuation allowance for deferred tax asset    156,000        76,000
          ------------------------------------------------------------------------------
          Income tax expense                                    $       -      $      -
          ==============================================================================

9.   SUBSEQUENT  EVENTS

     (a) Subsequent to year-end the company signed five option agreements covering the Nova Porto, Ouro Mil, Santa Isabel, Sao Domingos and Sao Joao projects located in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil.

          The Novo Porto option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Novo Porto project mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: December 25, 2005 - USD $2,500; January 15, 2006 - USD $10,000; May 30, 2006 - USD $37,500; May 30,
          2007  -  USD  $50,000;  May 30, 2008 - USD $75,000; May 30, 2009 - USD
          $1,850,000 for a total of USD $2,025,000. Since the agreement was not formally executed until 2006 and the initial payment of $2,500 originally to be due December 25, 2005 was not paid until 2006, no amounts are recorded as liabilities at December 31, 2005. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

          The Ouro Mil option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Ouro Mil project mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: January 20, 2006 - USD $30,000; June 20, 2006 - USD $70,000; June 20, 2007 USD $120,000; June 20, 2008
          - USD $180,000; December 20, 2008 - USD $1,500,000 for a total of USD $1,900,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000.The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

          The Santa Isabel option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Isabel project mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: January 21, 2006 - USD $25,000; July 21, 2006 - USD $60,000; July 21, 2007 - USD $80,000; July 21,
          2008 - USD $100,000; July 21, 2009 - USD $1,500,000 for a total of USD
          $1,765,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

          The Sao Domingos option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Sao Domingos project mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: January 30, 2006 - USD $31,500; July 30, 2006 - USD $67,500; July 30, 2007 - USD $112,500; July 30,
          2008  -  USD $139,500; December 30, 2008 - USD $675,000 for a total of
          USD $1,026,000. The vendor will have a 2.0% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $500,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

          The Sao Joao option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Sao Joao project mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: April 12, 2006 - USD $20,000; September 12, 2006 - USD $25,000; September 12, 2007 - USD $60,000; September 12,
          2008 - USD $80,000; September 12, 2009 - USD $1,250,000 for a total of
          USD $1,435,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

     (b) In February 2006, 8,000,000 common shares of the Company were issued at $0.50 per share for cash proceeds of $4,000,000.

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


                                    PART 111

ITEM 9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The following table lists the names and positions of the executive officers and directors of the Company as of March 13, 2006 and December 31, 2005. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

     As of March 15, 2006, the directors and executive officers of the company were as follows:

Name and Address               Age and Position
----------------               ----------------
---------------------------------------------------------------------------------------
Klaus P Eckhof                 Age 47, Director since July 5, 2005.
30 Ledgar Road, Balcatta
WA 6021, Australia

---------------------------------------------------------------------------------------
A. Cameron Richardson          Age 52, President and Director (May 4, 2001 to present);
2 - 238 West 4th Street,       Secretary (April 1998 to present).
North Vancouver, B.C.,
Canada V7M 1H7

---------------------------------------------------------------------------------------
Antonino G. Cacace             Age 59, Director since October 1995.
Crud-y-Gloyat,
Carswell Bay
Swansea Wales, U.K.

---------------------------------------------------------------------------------------

     The following is a description of the employment history for each of our directors and officers for the last five years:

Klaus  P Eckhof               Chief  Executive Officer of Moto Goldmines Limited
(2003 to present); Director of Moto Goldmines (May 18, 2005 to present); Self employed as a geological consultant (1994 to 2003).

A.  Cameron  Richardson       Held  accounting  positions  with various Canadian
resource  companies  (1981  to  1997).

Antonino  G.  Cacace          Engineer, Founder and current Managing Director of
Stelax Industries in the United Kingdom. Between 1984 and 1995 he was managing director/chief executive officer of several Companies involved in development and operation of steel/bar rolling mills.

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


ITEM 10.     EXECUTIVE COMPENSATION

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

-----------------------------------------------------------------------------------------------------
                            Annual Compensation          Long-Term Compensation
                            -------------------------------------------------------------------------
                                                         Awards                    Payments
                                                         --------------------------------------------

                                                                      Securities
                                                Other                   Under-                 All
                                                Annual   Restricted      Lying                other
                                               Compen-      Stock      Options/     LTIP     Compen-
      Name And        Year  Salary   Bonuses    Sation    Award(s)       SARs      Payouts    sation
  Principal Position          ($)      ($)       ($)         ($)          (#)        ($)       ($)
         (a)          (b)     (c)      (d)       (e)         (f)          (g)        (h)       (i)
-----------------------------------------------------------------------------------------------------
Cameron Richardson    2005    2,728       -0-       -0-  None         None         None           -0-
  President and      --------------------------------------------------------------------------------
  Director            2004      -0-       -0-       -0-  None         None         None           -0-
                     --------------------------------------------------------------------------------
                      2003      -0-       -0-       -0-  None         None         None           -0-
-----------------------------------------------------------------------------------------------------
Klaus Eckhof          2005    7,682       -0-       -0-  None         None         None           -0-
  Director           --------------------------------------------------------------------------------
  Director            2004      -0-       -0-       -0-  None         None         None           -0-
                     --------------------------------------------------------------------------------
                      2003      -0-       -0-       -0-  None         None         None           -0-
-----------------------------------------------------------------------------------------------------

     None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2005 the entire board of directors acted as the Company's compensation committee and audit committee.

(B)     Options/SAR Grants Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs")) and freestanding SARs made during the last completed fiscal year to each of the named executive officers;


     ---------------------------------------------------------------------------------
                            Option/SAR Grants in Last Fiscal Year
                                     (Individual Grants)
     ---------------------------------------------------------------------------------
                                              Percent Of
                               Number of    Total Options/
                               Securities    SARs Granted
                               Underlying    To Employees     Exercise Or   Expiration
                              Option/SARs      In Fiscal      Base Price       Date
               Name           Granted (#)        Year           ($/Sh)        (M/D/Y)
               (a)                (b)             (c)             (d)           (e)
     ---------------------------------------------------------------------------------
     Cameron Richardson  (1)      None             0%        $     0
     -----------------------
     Klaus Eckhof  (1)            None             0%        $     0
     ---------------------------------------------------------------------------------

Note 1.   No options were awarded in 2005 or 2004.

(C)     Aggregated  Option/SAR  Exercises  and  Fiscal Year-End Option/SAR Value
Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

     ----------------------------------------------------------------------------------
      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
     ==================================================================================
                                                     Number of
                                                     Securities         Value Of
                                                     Underlying        Unexercised
                                                    Unexercised       In-The-Money
                             Shares                 Options/SARs      Options/SARs
                            Acquired      Value    At FY-End ($)   At FY-End ($0.240)
                          On Exercise   Realized    Exercisable/      Exercisable/
           Name               (#)          ($)     Unexercisable      Unexercisable
            (a)               (b)          (c)          (d)                (e)
     ----------------------------------------------------------------------------------
     Cameron Richardson      None         None          None       $        0
     ----------------------------------------------------------------------------------
     Klaus Eckhof            None         None          None       $        0
     ----------------------------------------------------------------------------------

(D)     Long-Term Incentive Plans ("LTIP") Awards Table

     The  Company  does  not  have  a  Long-term  Incentive  Plan.

(E)     Compensation of Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2005 non-officer directors received a total of $0 in consulting fees.

(F) Employment Contracts and termination of employment and change-in-control arrangements

     None of the Company's officers or directors was party to an employment agreement with the Company.

(G)     Report on reprising of options/SARs

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

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 13, 2006 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at March 13, 2006 there were 44,218,522 shares of Common Stock issued and outstanding.

(A)     Security Ownership of Certain Beneficial Owners

-----------------------------------------------------------------------------------------------------
                    NAME AND ADDRESS OF                           AMOUNT AND      PERCENTAGE OF CLASS
         Beneficial Owner                                          NATURE OF
         ----------------                                      BENEFICIAL OWNER

-----------------------------------------------------------------------------------------------------
Carrington International Limited (1)                               4,044,635              9.15 %
Suite 2402, Bank of America Tower,
12 Harcourt Road, Hong Kong

-----------------------------------------------------------------------------------------------------
Dr Andreas Reitmeier                                               3,590,200              8.12 %
Graben 27, A-1010, Eien, Austria

-----------------------------------------------------------------------------------------------------
Kastalia Ltd (2)                                                   3,500,000              7.92 %
Wickhams Cay 1,
Road Town, Tortola, British Virgin Islands

-----------------------------------------------------------------------------------------------------
EL &A Ltd. (3)                                                     2,296,897              5.19 %
4 D Crystal Court DB,
Hong Kong

-----------------------------------------------------------------------------------------------------
Patricia Eckhof                                                    2,245,000              5.08 %
Rotwand Str 15, Muenchen, 81539 Germany

-----------------------------------------------------------------------------------------------------
Boavista Securities Ltd. (4)                                       2,211,488              5.00 %
Avenida del Campo 10,
E-28223 Madrid, Spain

-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
OFFICERS AND DIRECTORS:

-----------------------------------------------------------------------------------------------------
Klaus Eckhof  (5)                                                  3,500,000              7.92 %
30 Ledgar Road, Balcatta, Western Australia, 6021 Australia

-----------------------------------------------------------------------------------------------------
Cameron Richardson (5)
2- 238 West 4th Street, North Vancouver, British Columbia,             0                    *
Canada V7M 1H7

-----------------------------------------------------------------------------------------------------
Antonino G. Cacace (5)                                               8,333                  *
Crud-y-Gloyat, Carswell Bay, Swansea Wales, U.K.

-----------------------------------------------------------------------------------------------------
Officers and Directors (3 persons)                                 3,508,333              7.93 %

-----------------------------------------------------------------------------------------------------

*    Less  than  1%.
(1) Dr. Georg H Schnura, Schloss Enzesfeld, A-2551 Enzesfeld, Austria, is the 100% beneficial owner of Carrington International Ltd.
(2) Alexander Kleimionov, Ul. Demiana Bednovo 17, corp. 3, ap. 10 Moscow, Russia is the 100% beneficial owner of Kastalia Ltd.
(3) Dr. Markus Baerfontein, c/o Medoc Medical Services, Petersplatz 1, Vienna 1, District, 1010, Austria is the 100% beneficial owner of EL & A Ltd.
(4) Maria del Carmen Becerro Morais, Avenida del Campo 10,E-28223 Madrid, Spain, is the 100% beneficial owner of Boavista Securities Ltd.
(5)  Officer  and/or  director

(B)     Changes in Control

     There were no arrangements during the last completed fiscal year or subsequent period to March 13, 2006 which would result in a change in control of the Company.

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


ITEM 13.     EXHIBITS

(A)      Exhibits

3.1.1    Certificate of Incorporation*
3.1.2    Certificate of Amendment to the Certificate of Incorporation*
3.1.3    Certificate of Restoration and Renewal of Certificate of Incorporation*
3.2.1    By-laws*
3.2.2    Amended and Restated By-laws*
13.1     Form 10-QSB for the Quarter ended March 31, 2005*
13.2     Form 10-QSB for the Quarter ended June 30, 2005*
13.3     Form 10-QSB for the Quarter ended September 30, 2005*
10.1.1   Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold
         Corporation.*
10.1.2   Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold
         Corporation.*
10.2.1   Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold
         Corporation.*
10.2.2   Novo Porto Memorandum of Understanding.*
10.2.3.  Declaration of Translator for translation of Novo Porto Memorandum of Understanding from
         Portuguese to English.*
10.2.4   Novo Porto Option Agreement
10.2.5   Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to
         English.
10.2.6   Santa Clara Memorandum of Understanding.*


10.2.7   Declaration of Translator for translation of Santa Clara Memorandum of Understanding from
         Portuguese to English.*
10.3.1   Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation.*
10.3.2   Ouro Mil Memorandum of Understanding.*
10.3.3   Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from
         Portuguese to English.*
10.3.4   Ouro Mil Option Agreement
10.3.5   Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to
         English
10.4.1   Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation.*
10.4.2   Sao Domingos Memorandum of Understanding.*
10.4.3   Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English.*
10.4.4   Sao Domingos Option Agreement
10.4.5   Declaration of Translator for translation of Sao Domingos Option Agreement from Portuguese to English.
10.5.1   Santa Isabel Option Agreement
10.5.2   Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to
         English.
10.6.1   Sao Joao Option Agreement
10.6.2   Declaration of Translator for translation of Sao Joao Option Agreement from Portuguese to
         English.
10.7.1   Piranhas Memorandum of Understanding.
10.7.2   Declaration of Translator for translation of Piranhas Memorandum of Understanding from
         Portuguese to English.
16.1     Letter on change in certifying accountant*
16.2     Letter on change in certifying accountant*
31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002
31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002
32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002
32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002
99.1     Corporate Governance Principles*

--------
*  Previously Filed

(B)     Reports on Form 8-K

8-K filed October 14, 2005   Item 1.01 Entry into a Material Definitive Agreement and Item 9.01
                             Financial Statements and Exhibits
8-K filed November 9, 2005   Item 1.01 Entry into a Material Definitive Agreement and Item 9.01
                             Financial Statements and Exhibits
8-K filed February 7, 2006   Item 1.01 Entry into a Material Definitive Agreement and Item 9.01
                             Financial Statements and Exhibits
8-K filed February 8, 2006   Item 4.01 Changes in Registrant's Certifying Accountant and Item 9.01
                             Financial Statements and Exhibits
8-K filed February 15, 2006  Item 1.01 Entry into a Material Definitive Agreement and Item 9.01
                             Financial Statements and Exhibits
8-K filed February 15, 2006  Item 1.01 Entry into a Material Definitive Agreement and Item 9.01
                             Financial Statements and Exhibits


8-K filed February 28, 2006  Item 5.02 Departure of Directors or Principal Officers; Election of
                             Directors; appointment of Principal Officers and Item 9.01 Financial
                             Statements and Exhibits
8-K filed March 17, 2006     Item 8.01 Other Events and Item 9.01 Financial Statements and Exhibits
8-K filed March 17, 2006     Item 8.01 Other Events and Item 9.01 Financial Statements and Exhibits
8-K filed March 17, 2006     Item 8.01 Other Events and Item 9.01 Financial Statements and Exhibits
8-K filed March 23, 2006     Item 1.01 Entry into a Material Definitive Agreement and Item 9.01
                             Financial Statements and Exhibits


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit  Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2005 fiscal year were $10,234 (2004 - $5,000).

Audit-Related  Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2005 were $0 (2004- $0).

Tax  fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2005 were $0 (2004 - $0).

All  other  fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2005 were $0 (2004 - $0).

     The Audit Committee feels that the services rendered by Moore Stephens Ellis Foster Ltd. are compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Aurora Gold Corporation
                                                      -----------------------
                                                      Registrant

Date:  March 24, 2006                            BY:  /s/ Klaus Eckhof
       --------------                                 ----------------
                                                      Klaus Eckhof
                                                      Director


Date:  March 24, 2006                            BY:  /s/ Cameron Richardson
       --------------                                 ----------------------
                                                      Cameron Richardson
                                                      Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 24, 2006                            BY:  /s/ Klaus Eckhof
       --------------                                 ----------------
                                                      Klaus Eckhof
                                                      President, Chief Executive
                                                      Officer and Director


Date:  March 24, 2006                            BY:  /s/ Cameron Richardson
       --------------                                 ----------------------
                                                      Cameron Richardson
                                                      Chief Financial Officer
                                                      and Director