Form 10KSB/A
period 2005-12-31
AURORA GOLD CORP
filed 2006-04-13
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF  1934
                     For the Fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                       Commission file number     0-24393

AURORA GOLD CORPORATION
(Name of small business issuer in its charter)

Delaware                                      13-3945947
(State or other jurisdiction of               Employer Identification No.)
incorporation or organization) (I.R.S.


30 Ledger Road, Balcatta, Western Australia, Australia    6021
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified  date  within  the  last 60 days.   $41,079,544 as of March 13, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 44,218,522 shares of common stock were outstanding as of March 15, 2006.

Documents incorporated by reference herein:  None

Transitional Small Business disclosure format (Check one);  Yes [ ] No [X]

                             AURORA GOLD CORPORATION

     This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. "Business," Item 2. "Properties," Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7. "Financial Statements" and Item. 12 "Certain Relationships and Related Transactions".

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

(B)     Significant  Developments  in  Fiscal  2005  and  Subsequent  Events

     In fiscal 2005 we issued 13,000,000 shares (fiscal 2004 - 100,000 shares) for cash of $650,000 (fiscal 2004 - $22,500) and issued 3,684,091 shares (fiscal 2004 - 0 shares) to settle debts of $162,500 (fiscal 2004 - $0). The carrying value of the indebtedness approximated the fair market value of the common shares issued.

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

     On October 27, 2005 Aurora Gold incorporated a Brazilian subsidiary Aurora Gold Mineracao.

     Between September 5, 2005 and December 31, 2005 we signed seven Memorandum of Understanding ("MOU") covering the Nova Porto, Santa Clara, Ouro Mil, Santa Isabel, Sao Domingos, Sao Joao and Piranhas properties located in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. The MOUs provided us a review period, ranging from two months to six months, to access the mineral potential of the properties.

     Subsequent to year-end we signed five option agreements covering the Nova Porto, Ouro Mil, Santa Isabel, Sao Domingos and Sao Joao mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

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

     The Novo Porto option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Novo Porto property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: December 25, 2005
-  USD  $2,500;  January 15, 2006 - USD $10,000; May 30, 2006 - USD $37,500; May
30,  2007  -  USD  $50,000;  May  30,  2008  -  USD  $75,000; May 30, 2009 - USD
$1,850,000 for a total of USD $2,025,000. The agreement was not formally executed until 2006 and the initial payment of $2,500 due December 25, 2005 was not paid until 2006. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     In March 2006 we decided not to follow-up our preliminary exploration program on the Novo Porto property and have decided not to exercise our option to acquire the property.

     The Ouro Mil option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Ouro Mil property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: January 20, 2006 - USD $30,000; June 20 2006 - USD $70,000; June 20, 2007 USD $120,000; June 20,
2008  -  USD  $180,000;  December  20,  2008 - USD $1,500,000 for a total of USD
$1,900,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000.The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     The Santa Isabel option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Isabel property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: January 21, 2006 - USD $25,000; July 21, 2006 - USD $60,000; July 21, 2007 - USD $80,000;
July  21, 2008 - USD $100,000; July 21, 2009 - USD $1,500,000 for a total of USD
$1,765,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     The Sao Domingos option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Sao Domingos property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: January 30, 2006 - USD $31,500; July 30, 2006 - USD $67,500; July 30, 2007 USD $112,500; July 30,
2008  -  USD  $139,500;  December  30,  2008  -  USD $675,000 for a total of USD
$1,026,000. The vendor will have a 2.0% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     The Sao Joao option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Sao Joao property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: April 12, 2006 - USD $20,000; September 12, 2006 - USD $25,000; September 12, 2007 - USD $60,000;
September  12,  2008  -  USD  $80,000; September 12, 2009 - USD $1,250,000 for a
total of USD $1,435,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     In February 2006, we closed a private placement of 8,000,000 of our common shares at $0.50 per common share for cash proceeds of $4,000,000. The private placement was done with individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

(C)     Exploration  and  Development

     We conduct our exploration and property acquisition activities through our head office which is located at 30 Ledgar Road, Balcatta, Western Australia, 6021 Australia. The telephone number is (+61 8) 9240-2836. The Field office for our exploration activities in Brazil is located at Estrada Do Bis, 476, Bairro, Bom Jardim, Itaituba, in the Tapajos gold province of the State of Para, Brazil. We maintain an accounting and bookkeeping office located at 238 West 4th Street, Suite 2, North Vancouver, B.C., Canada V7M 1H7. The telephone number is (604) 687-4432 and the facsimile number is (604) 687-4709.

     We are currently concentrating our exploration activities in Brazil and Canada. We are also examining data relating to the potential acquisition of other exploration properties in Mexico and South America.

     We have signed option agreements on five exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil and also own or control unpatented mining claims in British Columbia, Canada. Our strategy is to concentrate our investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     For the year ended December 31, 2005 we recorded exploration expenses of $347,307 compared to $60,082 in fiscal 2004. The following is a breakdown of the exploration expenses by property: United States, Alaska $0 (2004 - $39,113); Brazil $345,271 (2004 - $19,000) and Canada, Kumealon property $2,036 (2004 -
$1,969).

     We have commenced reconnaissance exploration programs on each of the properties. The properties Nova Porto, Ouro Mil, Santa Isabel, Sao Joao and Sao Domingo's properties are located in the southern part of the rich and largely unexplored Tapajos gold province.

     We have conducted preliminary investigations of the Sao Joao property area, which has confirmed the existence of mineralised quartz veins and stockwork systems within these Intrusive Granite Suites and will continue to evaluate the property.

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

     Sao Domingo's property was selected to locate our field office. The site was selected due to the access to power, phone and a well developed current infrastructure. From the Sao Domingos field office our other properties can be easily accessed and serviced by boat, vehicle and aircraft.

     Limited rock chip sampling was carried out over several outcrops and previous workings on the Sao Domingos property. A visual inspection of the rock chips confirms the lithologies correlated to other known mineralised lithologies common to gold producing areas near to the Sao Domingos properties.

     Our properties are in the exploration stage only and are without a known body of Mineral Reserves. Our primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both. See "Item 2. Description of Property."

     Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

(D)     Employees

     As of March 13, 2006 there were eight full time employees and three part time employees.

(E)     Regulation  of  Mining  Activity

     Our interests in our properties will be subject to various laws and regulations concerning exploration, allowable production, taxes, labour standards, environmental protection, mine safety, regulations relating to royalties, importing and exporting of minerals and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on us.

(F)     Foreign  Countries  and  Regulatory  Requirements

     To the extent that we acquire or continue to develop resource properties outside of the United States of America the mineral exploration and mining activities on our properties may be affected in varying degrees by political stability, and the policies of other nations. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Our operations may be affected by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation which may make it more difficult for us to raise funds for the development of our mineral interests in some countries.

(G)     Competition

     Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production.

     Many companies are engaged in the exploration of mineral properties. We encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, silver, base metals and industrial metals. Many of these companies have substantially greater technical and financial resources than us and thus we may be at a disadvantage with respect to some of its competitors.

     The marketing of minerals is affected by numerous factors, many of which are beyond our control. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labour, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices. Significant price movements in mineral prices over short periods of time may be affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and, therefore, the economic viability of any of our properties cannot accurately be predicted. As we are in the exploration stage, the above factors have had no material impact on operations or income.

(H)     Environmental  Regulations

     Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed properties and a heightened degree of responsibility for companies and their officers, directors and employees.

     All phases of our operations in Brazil and Canada are subject to environmental regulations. The regulations are comprehensive and cover water quality, discharge limits, hazardous wastes, agricultural land and vegetation.

(I)     Mining  Risks  and  Insurance

     Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have a direct or indirect interest will be subject to all type of hazards and risks or unexpected formations, cave-ins, pollution, all of which could result in work stoppages, damages to property, and possible environmental damages. We do not have general liability insurance covering our operations. Payment of any liabilities in excess of our insurance coverage could have a materially adverse effect upon our financial condition.

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

     We have a direct interest in several properties. The properties have no known reserves. We have no history of earnings or cash flow from operations. Historically, the only source of funds available to us is through (i) the sale of its equity shares or (ii) borrowings. Even if the results of future exploration programs are encouraging, we may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercial deposit exists on any of its properties. While we may generate additional working capital through the operation, development, sale or possible syndication of our properties, there is no assurance that any such funds will be available for operations.

     The development of any ore deposits, if found on our property, depends upon our ability to obtain financing through joint venturing of properties, debt financing, equity financing or other means. There is no assurance that we will be able to obtain the required financing. Failure to obtain additional financing on a timely basis could cause us to forfeit our interest in such properties, dilute our interest in the properties and/or reduce or terminate our operations.

(K)     Conflicts  of  Interest

     Two of our Directors serve as Directors of other resource exploration companies. To the extent that such other companies may participate in ventures in which we may participate, the Director may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In addition, conflicts of interest may arise from time to time, as a result of our engaging in transactions in which our Directors and Officers may have an interest. PLEASE REFER TO "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(L)     Currency  Fluctuations

     We maintain our accounts in United States dollars. Our operations in Brazil and Canada make us subject to foreign currency fluctuations and such fluctuations may materially affect our financial position and results. At the present time we do not engage in hedging activities.


ITEM  2.     DESCRIPTION  OF  PROPERTY

     Our properties are in the preliminary exploration stage and do not contain any known bodies of ore.

     In February 1999, we acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, B.C. Canada. This property is highlighted by consistence of purity and whiteness of the limestone zone outcropping along the southwest shore of Kumealon Lagoon. The zone is comprised mostly of white, recrystallized, fine to course grained limestone, striking 150 degrees and can be traced for at least 1200 meters. The zone is estimated to have an average stratigraphic thickness of 180 meters. Chip samples taken across the zone averaged 55.06% CaO, 2.11% insolubles and 43.51% ignition loss. The zone is estimated to contain 19 million tonnes of high-grade limestone over a strike length of 1200 meters, with an average width of 180 meters and an average height above water of 30 meters. We plan to conduct a bedrock-sampling program in fiscal 2006.

     Subsequent to year-end we signed five option agreements covering the Nova Porto, Ouro Mil, Santa Isabel, Sao Domingos and Sao Joao mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. Access to the property areas is by airstrips, rivers in season and the Trans Garimpeiro Highway. Regional infrastructure to the property areas is serviced from our offices in the city of Itaituba and the field office located at the Sao Domingos property.

Sao  Domingos

     The Sao Domingos property is located approximately 250km south of the regional centre of Itaituba and approximately 40km North of our Santa Isabel property.

     The Sao Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings. At this stage, the Atacadao, Esmeril and Fofoca locations on the property are the focus of our current exploration programs. The three current target areas are all located in portions of the Pararui Intrusive Suite, a granitic intrusive associated with many gold deposits within the Southern Tapajos Gold Province.

     The Atacadao area is an alluvial system and is the result of gold being shed from the surrounding granitic topographic highs. These hills are part of the Pararui Intrusive Suite, and locally contain well-developed mineralised stock work quartz veins. Numerous production shafts are located on the flanks of the hills, trending along a major property scale east/west fault and we are confident of the potential for further mineralisation at depth.

     Esmeril was the centre of recent mining activity targeting the highly oxidised fraction of the porphyritic host rock. The stockwork veins, exposed by previous workers, show boxwork and fresh sulphides and generally associated with ferruginous staining of both the veins and the enclosing country rock.

     The Fofoca area was also the centre of a large-scale development of both the alluvials and oxidised host rocks, using the common water canon and sluice method. This area is also located on an East - West structure and further investigations are underway to test if this structure forms part of the East - West system leading from Atacadao giving a strike potential of several km. Property scale dominant structures are all generally East - West.

Sao  Joao

     The Sao Joao property area is located approximately 20km west of our Sao Domingo's property and approximately 40 km north of the Santa Isabel property. The prime targets for the Sao Joao property are located around and on the intersection of regional NW and NNW faults within the Pararui Intrusive Suite and this area has been the focus of large-scale alluvial workings. The Pararui Intrusive Suite has proven to host the vast majority of gold deposits elsewhere within the Tapajos Gold Province.

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

     In March 2006 we decided not to follow-up our preliminary exploration program on the Novo Porto property and have decided not to exercise our option to acquire the property.

Ouro  Mil

     The Ouro Mil property is located approximately 20 km south of Santa Isabel property area and approx 300km South of Itaituba. The Ouro Mil property is situated within a north west trending part of the Creporizao Intrusive Suite along an E-NE shear subordinate to the NW trending regional shear of the area. The western margin of this portion of the Creporizao Intrusive Suite is in a NW faulted contact with the Pararui Intrusive Suite, and similarly the eastern margin is in a NW faulted contact with the Cuiu-Cuiu Complex.

     Previous mining at Ouro Mil property, via water canon and a sluice of surficial oxides, recovered 600kg of gold. The area is dominated by a quartz vein stock work system in weathered porphyritic granite. A moderately to well-developed laterite profile exists and is exposed in previous mining areas around the property.

Piranhas

     The  Piranhas  property  is  located  approximately  50  km  NE of our Sao
Domingos property. The property is located within the Parauari Intrusive Suite. Limited lithological inspection has shown the area to host mineralised quartz veins. The dominant North and NNW structures are thought to represent relicts of the original mineralizing event. The property is located approx 50km east of the Brazauro Resources Corporation's Tocantinzinho property.


ITEM  3.     LEGAL  PROCEEDINGS

     We are not party to any litigation, and have no knowledge of any pending or threatened litigation against us.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

(a) Our Common Stock has been quoted on the NASD OTC Bulletin Board since December 5, 1996. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the NASD OTC Bulletin Board for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

     ------------------------------------------------------------------------------
                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter
     ------------------------------------------------------------------------------
     2006 - High     $1.98 (1)           $-               $-              $-
     ------------------------------------------------------------------------------
     2006 - Low      $0.69 (1)           $-               $-              $-
     ------------------------------------------------------------------------------
     2005 - High       $0.23            $0.12           $0.83            $0.73
     ------------------------------------------------------------------------------
     2005 - Low        $0.09            $0.06           $0.06            $0.47
     ------------------------------------------------------------------------------
     2004 - High       $0.51            $0.38           $0.31            $0.26
     ------------------------------------------------------------------------------
     2004 - Low        $0.20            $0.24           $0.17            $0.15
     ------------------------------------------------------------------------------

     Our stock is also quoted on the Frankfurt Exchange under the symbols "A4G.FSE," and "A4G.ETR" and on the Berlin-Bremen Exchange under the symbol "A4G.BER".

     (1) The high and low bid prices for our Common Stock for the First Quarter of 2006 were for the period January 1, 2006 to March 21, 2006.

(b)  Holders:       As  of  March  13, 2006, there were 763 holders of record of the  Common  Stock.
(c)  Dividends:     No  cash  dividends  were  paid  in  2005  or  2004. No cash dividends  have  been  paid subsequent to December 31, 2005.
                    The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and our cash requirements.
(d)  Securities  authorized  for  issuance  under equity compensation plan: None

     We have issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2005.

     During  the  fourth  quarter  of  2005,  no  common  shares  were  issued.

     We believe that each of the above-referenced transaction was exempt from registration under the Act, pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering and/or Regulation S as promulgated pursuant to the Act.


ITEM  6.     MANAGEMENTS'  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

(A)     General

     We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide. We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." We conduct our exploration and property acquisition activities through our head office which is located at 30 Ledgar Road, Balcatta, Western Australia, 6021 Australia. The telephone number is (+61 8) 9240-2836. Our Field office for exploration activities in Brazil is located at Estrada Do Bis, 476, Bairro, Bom Jardim, Itaituba, in the Tapajos gold province of the State of Para, Brazil. We maintain an accounting and bookkeeping office located at 238 West 4th Street, Suite 2, North Vancouver, B.C., Canada V7M 1H7. The telephone number is (604) 687-4432 and the facsimile number is (604) 687-4709.

     We had no revenues during fiscal 2005 and 2004. Funds raised in fiscal 2005 and 2004 were used for exploration of our properties and general administration.

(B)     Results  of  Operations

     Year Ended December 31, 2005 (Fiscal 2005) versus Year Ended December 31, 2004 (Fiscal 2004)

          For the year ended December 31, 2005 we recorded a loss of $457,271 or $0.02 per share, compared to a loss of $223,763 ($0.01 per share) in 2004.

          General and administrative expenses - For the year ended December 31, 2005 we recorded general and administrative expenses of $181,932 (fiscal 2004 - $163,681). The fiscal 2005 amount includes $39,797 for property search and negotiation (fiscal 2004 - $52,563), professional fees - accounting $404 (fiscal 2004 - $9,831) and legal $60,551 (fiscal 2004 - $2,231).

          Exploration expenditures - For the year ended December 31, 2005 we recorded exploration expenses of $347,307 compared to $60,082 in fiscal 2004. The following is a breakdown of the exploration expenses by property:
     United States, Alaska $0 (2004 - $39,113); Brazil $345,271 (2004 - $19,000)
     and  Canada,  Kumealon  property  $2,036  (2004  -  $1,969).

          Depreciation expense - For the year ended December 31, 2005 we recorded depreciation costs of $3,258 compared to $3,666 in fiscal 2004.

(C)     Capital  Resources  and  Liquidity

December  31,  2005  versus  December  31,  2004:

     In fiscal 2005 we issued 13,000,000 (fiscal 2004 - 100,000) common shares at $0.05 (fiscal 2004 - $0.25) per share for cash proceeds of $650,000 (fiscal 2004 - $22,500) and settled $162,500 (fiscal 2004 - $0) of debt with the issuance of 3,684,091 (fiscal 2004 - 0) common shares. The carrying value of the indebtedness approximated the fair value of the common shares issued.

     At December 31, 2005, we had cash of $164,189 (2004 - $1,275) and working capital of $165,052 (2004 working capital deficiency - $188,821) respectively. Total liabilities as of December 31, 2005 were $32,588 as compared to $190,296 on December 31, 2004, a decrease of $157,708. In Fiscal 2005 investing activities consisted of additions to mineral properties $0 (2004 - $0) and additions to fixed assets $0 (2004 - $2,508). For the year ended December 31, 2005 we recorded a loss of $457,271 ($0.02 per share), compared to a loss of $223,763 ($0.01 per share) in 2004.

     Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, we have incurred recurring operating losses and require additional funds to meet our obligations and maintain our operations. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

     Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Plans  for  Year  2006

     During the next 12 months we intend to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on its exploration property. There is, of course, no assurance that it will be able to do so.

     We will concentrate our exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Brazil, Canada and other South American countries. Additional employees will be hired on a consulting basis as required by the exploration properties.

     Our exploration work program in 2006 on the Brazilian Tapajos properties will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying.

     We are setting up a field operations center at the Sao Domingos property and intend to initially focus exploration on anomalies associated with the Sao Domingos Property. Sao Domingo was selected based on the proximity to our other properties, and the logistics currently in place. Access to Sao Domingo is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

     Exploration campaigns will be launched from Sao Domingo to the other properties and serviced by road and river access. Initially exploration will entail mapping the outcrop geology and spoils from shafts of previous workers in order to confirm lithologies and structural trends noted on government maps. Currently three anomalous areas have been identified, from rock chip sampling, as warranting further investigation. We will conduct a soil sampling program, and further rock chip sampling over the anomalous areas and has drafted the proposed grid. This work will be initiated during the second quarter of 2006 when weather conditions will be more conducive.

     Concurrently, we intend to initiate drilling on the Santa Isabel property in response to the high grade rock chip results collected from previous workings on outcropping mineralised quartz veins. Drill hole locations are currently being assessed and negotiations with drilling contractors are nearing completion. Drilling is expected to begin during mid April.

     We will also continue to evaluate the Ouro Mil and Sao Joao properties by mapping and sampling the quartz veins and structures in order to set up and orientate the soil grids.

     The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

     Our exploration work program in 2006 on the British Columbia Kumealon limestone property will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

(D)     Application  of  Critical  Accounting  Policies

     The preparation of our financial statements requires us to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Our accounting policies are described in note 2 to its consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

     Our policy regarding exploration costs is that exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2005 and 2004, we did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities

     Generally accepted accounting principles require us to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If we determine there has been impairment, then we would be required to write-down the recorded value of our property, plant and equipment costs which would reduce our earnings and net assets.

(E)     Off-balance  Sheet  Arrangements  and  Contractual  Obligations

     We do not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

(F)     Market  Risk  Disclosures

     We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.


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

               Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)

               Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

[GRAPHIC OMITTED]
            PETERSON SULLIVAN PLLC
================================================================================

CERTIFIED PUBLIC ACCOUNTANTS                 TEL 206.382.7777 - FAX 206.382.7700
601 UNION STREET, SUITE 2300                 http://www.pscpa.com
SEATTLE, WASHINGTON 98101


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
Seattle,  Washington

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2005 and 2004
(Expressed in U.S. Dollars)                                       December 31    December 31
                                                                         2005           2004
--------------------------------------------------------------------------------------------

ASSETS
Current assets
  Cash                                                          $    164,189   $      1,275
  Accounts receivable                                                      -            200
  Available-for-sale securities                                       33,451              -
--------------------------------------------------------------------------------------------
Total current assets                                                 197,640          1,475

Equipment, net                                                           679          3,937
--------------------------------------------------------------------------------------------
Total assets                                                    $    198,319   $      5,412
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable and accrued expenses                         $     32,588   $     29,354
  Accounts payable - related party                                         -        121,942
  Loan payable - related party                                             -         39,000
--------------------------------------------------------------------------------------------
Total current liabilities                                             32,588        190,296
--------------------------------------------------------------------------------------------

Stockholders' Equity (Deficiency)
Common stock
  Authorized:
    50,000,000 common shares, with par value $0.001each
  Issued and outstanding:
    36,218,522 (December 31, 2004 - 19,534,431) common shares         36,218         19,534
Additional paid-in capital                                         4,582,137      3,786,321
Accumulated deficit during the exploration stage                  (4,448,010)    (3,990,739)
Accumulated other comprehensive income (loss)                         (4,614)             -
--------------------------------------------------------------------------------------------
Stockholders' equity (deficiency)                                    165,731       (184,884)
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)         $    198,319   $      5,412
============================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                            Cumulative
Consolidated Statements of Operations                       October 10           Year           Year
(Expressed in U.S. Dollars)                           1995 (inception)          Ended          Ended
                                                        to December 31    December 31    December 31
                                                                  2005           2005           2004
----------------------------------------------------------------------------------------------------
Expenses
  Administrative and general                         $        711,708   $     19,642   $     32,979
  Depreciation and amortization                                54,274          3,258          3,666
  Imputed interest on loan payable - related party              1,560              -          1,560
  Interest, bank charges and
    foreign exchange loss                                      49,477          6,370            851
  Professional fees                                           426,752         60,955         12,062
  Property search and negotiation                             225,198         39,797         52,563
  Salaries and consulting fees                                966,007         51,910         60,000
----------------------------------------------------------------------------------------------------
                                                            2,434,976        181,932        163,681
Exploration expenses                                        1,809,763        347,307         60,082
Write-off of mineral property costs                           172,981              -              -
----------------------------------------------------------------------------------------------------
                                                            4,417,720        529,239        223,763
----------------------------------------------------------------------------------------------------
Other income (loss)
  Gain on disposition of subsidiary                           216,474              -              -
  Interest income                                              22,353              -              -
  Gain on sale of rights to the Matupa agreement,
    net of expenses of $138,065                                80,237         80,237              -
  Realized (loss) on investments                              (32,756)        (8,269)             -
  Operating (loss) of Spun-off operations                    (316,598)             -              -
----------------------------------------------------------------------------------------------------
                                                              (30,290)        71,968              -
----------------------------------------------------------------------------------------------------
Net (loss) for the period                            $     (4,448,010)  $   (457,271)  $   (223,763)
====================================================================================================

Earnings (loss) per share
  - basic and diluted                                                   $      (0.02)  $      (0.01)
====================================================================================================
Weighted average number of
  common shares outstanding
  - basic and diluted                                                     27,262,103     19,526,486
====================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
October 10, 1995 (inception) to December 31, 2005

(Expressed in U.S. dollars)
---------------------------------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                     Common Stock        Additional       Compre-    (deficit) during
                                                ---------------------       paid-in       hensive         exploration
                                                  Shares      Amount        capital        (loss)               stage
---------------------------------------------------------------------------------------------------------------------

Balance, October 10, 1995                                -   $     -   $         -   $         -   $               -
Issuance of common stock for
  - settlement of indebtedness                  11,461,153    11,461             -             -                   -
Net (loss) for the period                                -         -             -             -                   -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $         -
                                                                                     ------------

Balance December 31, 1995                       11,461,153    11,461             -             -                   -
Adjustment for reverse stock split              (7,640,766)   (7,641)            -             -                   -
Issuance of common stock for
  - cash at $0.001 per share                     5,800,000     5,800       341,761             -                   -
  - resource property                              300,000       300         2,700             -                   -
Net (loss) for the period                                -         -             -      (361,208)           (361,208)
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (361,208)
                                                                                     ------------

Balance December 31, 1996                        9,920,387     9,920       344,461                          (361,208)
Issuance of common stock for
  - cash in March 1997 at $1.00 per share
    (less issue costs of $4,842)                   750,000       750       744,408             -                   -
Net (loss) for the period                                -         -             -      (615,880)           (615,880)


-------------------------------------------------------------------------------------------------
                                                                     Accumulated            Total
                                                   Advances for            other    stockholders'
                                                          Stock    comprehensive           equity
                                                  Subscriptions    income (loss)     (deficiency)
-------------------------------------------------------------------------------------------------

Balance, October 10, 1995                       $            -   $            -   $            -
Issuance of common stock for
  - settlement of indebtedness                                                -           11,461
Net (loss) for the period                                    -                -                -
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance December 31, 1995                                    -                -           11,461
Adjustment for reverse stock split                                            -           (7,641)
Issuance of common stock for
  - cash at $0.001 per share                                                  -          347,561
  - resource property                                                         -            3,000
Net (loss) for the period                                                     -         (361,208)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance December 31, 1996                                    -                -           (6,827)
Issuance of common stock for
  - cash in March 1997 at $1.00 per share
    (less issue costs of $4,842)                             -                -          745,158
Net (loss) for the period                                    -                -         (615,880)


---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (615,880)
                                                                                     ------------

Balance December 31, 1997                       10,670,387    10,670     1,088,869                          (977,088)
Issuance of common stock for
  - settlement of indebtedness                      96,105        96        68,601             -                   -
  - cash in May 1998 at $1.25 per share            200,000       200       249,800             -                   -
  - cash in November 1998 at $0.75 per share        71,667        72        53,678             -                   -
  - cash in December 1998 at $0.75 per share       143,333       143       107,357             -                   -
Grant of options to employees and directors              -         -       518,900             -                   -
Grant of options to consultants                          -         -       172,100             -                   -
Net (loss) for the period                                -         -             -    (1,151,604)         (1,151,604)
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $(1,151,604)
                                                                                     ------------

Balance December 31, 1998                       11,181,492    11,182     2,259,304                        (2,128,692)
Issuance of common stock for
  - settlement of indebtedness                     231,286       231       160,151             -                   -
  - cash in March 1999 at $0.656 per share          22,871        23        14,977             -                   -
  - finder's fee in February 1999
    at $0.81 per share                              25,000        25        20,287             -                   -
Grant of options to consultants                          -         -        29,500             -                   -
Cash advanced on stock subscriptions                     -         -             -             -                   -
Net (loss) for the period                                -         -             -      (855,391)           (855,391)
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (855,391)
                                                                                     ------------

Balance December 31, 1999                       11,460,649    11,461     2,484,219                        (2,984,083)
Issuance of common stock for
  - settlement of indebtedness                     199,000       199        99,301             -                   -
  - cash in March 2000 at $0.50 per share          350,000       350       174,650             -                   -
  - cash in March 2000 at $0.455 per share         550,000       550       249,450             -                   -
Cancellation of shares in April 2000               (90,706)      (91)      (56,600)            -                   -
Exercise of options in June 2000                   405,000       405         3,645             -                   -
Spin-off of Aurora Metals (BVI) Limited                  -         -       316,498             -                   -
Net (loss) for the period                                -         -             -      (677,705)           (677,705)
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (677,705)
                                                                                     ------------


-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance December 31, 1997                                    -                -          122,451
Issuance of common stock for
  - settlement of indebtedness                               -                -           68,697
  - cash in May 1998 at $1.25 per share                      -                -          250,000
  - cash in November 1998 at $0.75 per share                 -                -           53,750
  - cash in December 1998 at $0.75 per share                 -                -          107,500
Grant of options to employees and directors                  -                -          518,900
Grant of options to consultants                              -                -          172,100
Net (loss) for the period                                    -                -       (1,151,604)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance December 31, 1998                                    -                -          141,794
Issuance of common stock for
  - settlement of indebtedness                               -                -          160,382
  - cash in March 1999 at $0.656 per share                   -                -           15,000
  - finder's fee in February 1999
    at $0.81 per share                                       -                -           20,312
Grant of options to consultants                                                           29,500
Cash advanced on stock subscriptions                   425,000                           425,000
Net (loss) for the period                                    -                -         (855,391)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance December 31, 1999                              425,000                -          (63,403)
Issuance of common stock for
  - settlement of indebtedness                                                -           99,500
  - cash in March 2000 at $0.50 per share             (175,000)               -                -
  - cash in March 2000 at $0.455 per share            (250,000)               -                -
Cancellation of shares in April 2000                         -                -          (56,691)
Exercise of options in June 2000                             -                             4,050
Spin-off of Aurora Metals (BVI) Limited                      -                -          316,498
Net (loss) for the period                                    -                -         (677,705)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance December 31, 2000                       12,873,943    12,874     3,271,163                        (3,661,788)
Components of comprehensive income (loss)
  - Net income for the period                            -         -             -       128,545             128,545
  - Unrealized holding losses on
    available-for-sale securities                        -         -             -      (141,928)                  -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $   (13,383)
                                                                                     ------------

Balance December 31, 2001                       12,873,943    12,874     3,271,163                        (3,533,243)
Issuance of common stock for
  - settlement of indebtedness                   3,708,038     3,708       351,492             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                            -         -             -      (137,329)           (137,329)
  - Reclassification adjustment for realized
    losses on available-for-sale securities              -         -             -       141,928                   -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $     4,599
                                                                                     ------------

Balance, December 31, 2002                      16,581,981    16,582     3,622,655                        (3,670,572)
Issuance of common stock for
  - settlement of indebtedness                   2,752,450     2,752       114,806             -                   -
  - cash in  December 2003 at $0.25 per share      100,000       100        24,900             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                            -         -             -       (96,404)            (96,404)
  - Unrealized holding losses on
    available-for-sale securities                        -         -             -             -                   -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $   (96,404)
                                                                                     ------------

Balance, December 31, 2003                      19,434,431    19,434     3,762,361                        (3,766,976)
Issuance of common stock for
  - cash in January 2004 at $0.25 per share,
    less issuance costs                            100,000       100        22,400             -                   -
Imputed interest                                         -         -         1,560             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                            -         -             -      (223,763)           (223,763)
  - Unrealized holding losses on
    available-for-sale securities                        -         -             -             -                   -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (223,763)
                                                                                     ------------



Balance December 31, 2000                                    -                -         (377,751)
Components of comprehensive income (loss)
  - Net income for the period                                -                -          128,545
  - Unrealized holding losses on
    available-for-sale securities                            -         (141,928)        (141,928)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance December 31, 2001                                    -         (141,928)        (391,134)
Issuance of common stock for
  - settlement of indebtedness                               -                -          355,200
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -         (137,329)
  - Reclassification adjustment for realized
    losses on available-for-sale securities                             141,928          141,928
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance, December 31, 2002                                                    -          (31,335)
Issuance of common stock for
  - settlement of indebtedness                               -                -          117,558
  - cash in  December 2003 at $0.25 per share                -                -           25,000
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -          (96,404)
  - Unrealized holding losses on
    available-for-sale securities                            -                -                -
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance, December 31, 2003                                   -                -           14,819
Issuance of common stock for
  - cash in January 2004 at $0.25 per share,
    less issuance costs                                      -                -           22,500
Imputed interest                                             -                -            1,560
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -         (223,763)
  - Unrealized holding losses on
    available-for-sale securities                            -                -                -
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance, December 31, 2004                      19,534,431    19,534     3,786,321                        (3,990,739)
Issuance of common stock for
  - cash in July 2005 at $0.05 per share        13,000,000    13,000       637,000             -                   -
  - settlement of indebtedness                   3,684,091     3,684       158,816             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                            -         -             -      (457,271)           (457,271)
  - Unrealized holding losses on
    available-for-sale securities                        -         -             -        (4,614)                  -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (461,885)
                                                                                     ============
Balance, December 31, 2005                      36,218,522   $36,218   $ 4,582,137                 $      (4,448,010)
===================================================================================                ==================



Balance, December 31, 2004                                   -                -         (184,884)
Issuance of common stock for
  - cash in July 2005 at $0.05 per share                     -                -          650,000
  - settlement of indebtedness                               -                -          162,500
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -         (457,271)
  - Unrealized holding losses on
    available-for-sale securities                            -           (4,614)          (4,614)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance, December 31, 2005                      $            -   $       (4,614)  $      165,731
=================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                                           Cumulative
Consolidated Statements of Cash Flows                                      October 10           Year          Year
(Expressed in U.S. Dollars)                                          1995 (inception)          Ended         Ended
                                                                       to December 31    December 31   December 31
                                                                                 2005           2005          2004
-------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net (loss) for the period                                         $     (4,448,010)  $   (457,271)  $   (223,763)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      - depreciation and amortization                                         54,274          3,258          3,666
      - compensation on stock options                                        720,500              -              -
      - expenses satisfied with issuance of common stock                     498,800          1,500              -
      - expenses satisfied with transfer of marketable securities             33,903         33,903              -
      - imputed interest on loan payable - related party                       1,560              -          1,560
      - writeoff of mineral property costs                                   172,981              -              -
      - adjustment for spin-off of Aurora Metals (BVI) Limited               316,498              -              -
      - realized loss on investments                                          32,756          8,269              -
  - gain on sale of rights to Matupa agreement, net of expenses              (80,237)       (80,237)             -
Changes in assets and liabilities:
    - (increase) decrease in receivables                                    (206,978)           200          1,996
    - (decrease) increase in accounts payable
      and accrued expenses                                                   572,745          3,292        143,497
-------------------------------------------------------------------------------------------------------------------
Net cash flow used in operating activities                                (2,331,208)      (487,086)       (73,044)
-------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of equipment                                                      (57,891)             -         (2,508)
  Proceeds on disposal of equipment                                           14,449              -              -
  Acquisition of mineral property costs                                     (172,981)             -              -
  Payment for incorporation cost                                             (11,511)             -              -
-------------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                                  (227,934)             -         (2,508)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock,
    less issuance costs                                                    2,652,339        650,000         22,500
  Loan proceeds from related party                                            39,000              -         39,000
  Loan proceeds                                                               31,992              -              -
-------------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                             2,723,331        650,000         61,500
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                             164,189        162,914        (14,052)
Cash and cash equivalents, beginning of period                                     -          1,275         15,327
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $        164,189   $    164,189   $      1,275
===================================================================================================================

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

          In  December  2004,  the  FASB  issued  SFAS  No.  153,  Exchanges  of
          Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company's financial statements.

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

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 3, and changes the requirements for the accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB No. 154 will not have a material impact on the Company's financial statements.

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

4.   EQUIPMENT

     ------------------------------------------------------
                                         2005       2004
     ------------------------------------------------------

     Computer equipment                $  2,508   $  2,508
     Office equipment                    13,583     13,583
     Telecommunication equipment          1,875      1,875
     ------------------------------------------------------
                                         17,966     17,966
     Accumulated depreciation           (17,287)   (14,029)
     ------------------------------------------------------
                                       $    679   $  3,937
     ======================================================

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

          b. Included in accounts payable - related party at December 31, 2004 is an amount payable to a director of the Company for various expenses incurred on behalf of the Company. No such amount was owed at December 31, 2005.

          c. Loan payable at December 31, 2004 of $39,000 is payable to a director of the Company. The amount is non-interest bearing, unsecured and has no stated terms of repayment. The Company recorded imputed interest of $1,560 in 2004 (2005 - $nil) at an interest rate of 4% per annum. No such amount was owed at December 31, 2005.

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

               The  right  to  claim  these  losses  expires  as  follows:

                         -------------------------------
                         2011                 $  231,000
                         2012                    564,000
                         2018                    331,000
                         2019                    795,000
                         2020                    550,000
                         2022                    138,000
                         2023                     90,000
                         2024                    222,000
                         2025                    457,000
                         -------------------------------
                                              $3,378,000
                         ===============================

          b. The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

               -----------------------------------------------------
                                                2005         2004
               -----------------------------------------------------

               Tax loss carryforwards       $ 1,149,000   $ 993,000
               Valuation allowance           (1,149,000)   (993,000)
               -----------------------------------------------------
                                            $         -   $       -
               =====================================================

          c. The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

               ---------------------------------------------------------------------------
                                                                        2005       2004
               ---------------------------------------------------------------------------

               Tax at statutory rate                                 $(156,000)  $(76,000)
               Change in valuation allowance for deferred tax asset    156,000     76,000
               ---------------------------------------------------------------------------
               Income tax expense                                    $       -   $      -
               ===========================================================================

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with our Accountants concerning accounting or financial disclosure.


ITEM  8A.     CONTROLS  AND  PROCEEDURES

     Within 90 days prior to the date of our Annual report on Form 10-KSB, we completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that the material financial, and non-financial information, required to be disclosed on Form 10-KSB, and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. Based on the foregoing, our management, including the President and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 240.13a-15 or 240.15d-15 of the Securities
Exchange  Act  of  1934,  as  amended)  are  effective.

     There have been no significant changes in our internal controls, or in other factors, that could significantly affect these controls subsequent to the date of the evaluation hereof. No corrective actions were taken, therefore, with regard to significant deficiencies and material weaknesses.


ITEM 8B. OTHER INFORMATION.

Not applicable.


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The following table lists the names and positions of our executive officers and directors as of March 13, 2006 and December 31, 2005. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

     As of March 15, 2006, our directors and executive officers were as follows:

Name and Address            Age and Position
----------------            ----------------
--------------------------------------------------------------------------------------------------
Klaus P Eckhof              Age 47, President, Chief Executive Officer and Director (July 5, 2005
30 Ledgar Road, Balcatta    to present). Appointed President and Chief Executive Officer on
WA 6021, Australia          February 27, 2006.

--------------------------------------------------------------------------------------------------
A. Cameron Richardson       Age 52, Chief Financial Officer (April 1998 to present), Chief
2 - 238 West 4th Street,    Accounting Officer (June 1997 to present) and Director (May 4, 2001
North Vancouver, B.C.,      to present); Secretary (April 1998 to present). Resigned as President
Canada V7M 1H7              (May 4, 2001 to February 27, 2006) on February 27, 2006

--------------------------------------------------------------------------------------------------
Antonino G. Cacace          Age 59, Director since October 1995.
Crud-y-Gloyat,
Carswell Bay
Swansea Wales, U.K.
--------------------------------------------------------------------------------------------------

     The following is a description of the employment history for each of our directors and officers for the last five years:

Klaus  P  Eckhof              Chief  Executive Officer of Moto Goldmines Limited
(2003 to present); Director of Moto Goldmines (May 18, 2005 to present); Self employed as a geological consultant (1994 to 2003).

A.  Cameron  Richardson       Held  accounting  positions  with various Canadian
resource companies (1981 to 1997). Chief Financial Officer of Aurora Gold Corporation (April 1998 to present), Chief Accounting Officer (June 1997 to present) and President (May 4, 2001 to February 27, 2006).

Antonino G. Cacace            Engineer, Founder and current Managing Director of
Stelax Industries in the United Kingdom. Between 1984 and 1995 he was managing director/chief executive officer of several Companies involved in development and operation of steel/bar rolling mills.

     During the past five years none of our directors, executive officers, promoters or control persons has been:

          (a) the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

          (b) convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (c) subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (d) found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

     There are no family relationships between any of the directors or executive officers. Antonino G. Cacace is the independent audit committee financial expert serving on our audit committee. During the fiscal year ending December 31, 2005 the entire board of directors acted as our compensation committee and audit committee.

     Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934

     Section 16 (a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who have more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16 (a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2005 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. A copy of our Corporate Governance Principles is incorporated by reference.


ITEM  10.     EXECUTIVE  COMPENSATION

(A)     General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

-----------------------------------------------------------------------------------------------------
                            Annual Compensation          Long-Term Compensation
                            -------------------------------------------------------------------------
                                                         Awards                    Payments
                                                         --------------------------------------------

                                                                      Securities
                                                Other                   Under-                 All
                                                Annual   Restricted      Lying                other
                                               Compen-      Stock      Options/      LTIP    Compen-
      Name And       Year   Salary   Bonuses    Sation    Award(s)       SARs      Payouts    sation
 Principal Position           ($)      ($)       ($)         ($)          (#)        ($)       ($)
        (a)           (b)     (c)      (d)       (e)         (f)          (g)        (h)       (i)
-----------------------------------------------------------------------------------------------------
Cameron Richardson    2005    2,728       -0-       -0-         None         None      None       -0-
  President and     ---------------------------------------------------------------------------------
  Director            2004      -0-       -0-       -0-         None         None      None       -0-
                    ---------------------------------------------------------------------------------
                      2003      -0-       -0-       -0-         None         None      None       -0-
-----------------------------------------------------------------------------------------------------
Klaus Eckhof          2005    7,682       -0-       -0-         None         None      None       -0-
  Director          ---------------------------------------------------------------------------------
                      2004      -0-       -0-       -0-         None         None      None       -0-
                    ---------------------------------------------------------------------------------
                      2003      -0-       -0-       -0-         None         None      None       -0-
-----------------------------------------------------------------------------------------------------

     None of our officers or directors was party to an employment agreement with us. During the fiscal year ending December 31, 2005 the entire board of directors acted as our compensation committee and audit committee.

(B)     Options/SAR  Grants  Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs")) and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

----------------------------------------------------------------------------------
                       Option/SAR Grants in Last Fiscal Year
                                (Individual Grants)
----------------------------------------------------------------------------------
                                         Percent Of
                          Number of    Total Options/
                          Securities    SARs Granted
                          Underlying    To Employees     Exercise Or   Expiration
                         Option/SARs      In Fiscal      Base Price       Date
Name                     Granted (#)        Year           ($/Sh)        (M/D/Y)
(a)                          (b)             (c)             (d)           (e)
----------------------------------------------------------------------------------
Cameron Richardson  (1)      None            0%              $0
-----------------------
Klaus Eckhof  (1)            None            0%              $0
----------------------------------------------------------------------------------

Note  1.     No  options  were  awarded  in  2005  or  2004.

(C)     Aggregated  Option/SAR  Exercises  and  Fiscal Year-End Option/SAR Value
Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

---------------------------------------------------------------------------------
 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------------------------------------------------------------------------
                                                Number of
                                                Securities         Value Of
                                                Underlying        Unexercised
                                               Unexercised       In-The-Money
                        Shares                 Options/SARs      Options/SARs
                       Acquired      Value    At FY-End ($)   At FY-End ($0.240)
                     On Exercise   Realized    Exercisable/      Exercisable/
        Name             (#)          ($)     Unexercisable      Unexercisable
        (a)              (b)          (c)          (d)                (e)
---------------------------------------------------------------------------------
Cameron Richardson       None        None          None               $0
---------------------------------------------------------------------------------
Klaus Eckhof             None        None          None               $0
---------------------------------------------------------------------------------

(D)     Long-Term  Incentive  Plans  ("LTIP")  Awards  Table

     We  do  not  have  a  Long-term  Incentive  Plan.

(E)     Compensation  of  Directors

     We do not pay a fee to its outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2005 non-officer directors received a total of $0 in consulting fees.

(F) Employment Contracts and termination of employment and change-in-control arrangements

     None of our officers or directors was party to an employment agreement with us.

(G)     Report  on  reprising  of  options/SARs

     At no time during the last completed fiscal year did we, while a reporting issuer pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     No securities were authorized for issuance under equity compensation plans.

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 13, 2006 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding Common Stock; (ii) each of our directors and officers; and (iii) all our directors and officers as a group. As at March 13, 2006 there were 44,218,522 shares of Common Stock issued and outstanding.

(A)     Security  Ownership  of  Certain  Beneficial  Owners

----------------------------------------------------------------------------------------------------
                        NAME AND ADDRESS OF                      AMOUNT AND     PERCENTAGE OF CLASS
              Beneficial Owner                                   NATURE OF
              ----------------                                BENEFICIAL OWNER
----------------------------------------------------------------------------------------------------
Carrington International Limited (1)                             4,044,635             9.15 %
Suite 2402, Bank of America Tower,
12 Harcourt Road, Hong Kong

----------------------------------------------------------------------------------------------------
Dr Andreas Reitmeier                                             3,590,200             8.12 %
Graben 27, A-1010, Eien, Austria

----------------------------------------------------------------------------------------------------
Kastalia Ltd (2)                                                 3,500,000             7.92 %
Wickhams Cay 1,
Road Town, Tortola, British Virgin Islands

----------------------------------------------------------------------------------------------------
EL &A Ltd. (3)                                                   2,296,897             5.19 %
4 D Crystal Court DB,
Hong Kong

----------------------------------------------------------------------------------------------------
Patricia Eckhof                                                  2,245,000             5.08 %
Rotwand Str 15, Muenchen, 81539 Germany

----------------------------------------------------------------------------------------------------
Boavista Securities Ltd. (4)                                     2,211,488             5.00 %
Avenida del Campo 10,
E-28223 Madrid, Spain

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
OFFICERS AND DIRECTORS:

----------------------------------------------------------------------------------------------------
Klaus Eckhof  (5)                                                3,500,000             7.92 %
30 Ledgar Road, Balcatta, Western Australia, 6021 Australia

----------------------------------------------------------------------------------------------------
Cameron Richardson (5)                                               0                   *
2- 238 West 4th Street, North Vancouver, British Columbia,
Canada V7M 1H7

----------------------------------------------------------------------------------------------------
Antonino G. Cacace (5)                                             8,333                 *
Crud-y-Gloyat, Carswell Bay, Swansea Wales, U.K.

----------------------------------------------------------------------------------------------------
Officers and Directors (3 persons)                               3,508,333             7.93 %
----------------------------------------------------------------------------------------------------

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

(B)     Changes  in  Control

     There were no arrangements during the last completed fiscal year or subsequent period to March 13, 2006 which would result in a change in our control.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Our proposed business raises potential conflicts of interests between us and certain of our officers and directors. There have been no transactions during the last two years, or proposed transactions, to which we were or are a party, in which any of our directors or executive officers had or has a direct or indirect material interest.

     Certain of our directors are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or Management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment. In determining whether we will participate in a particular program and the interest therein to be acquired by us, our directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and its financial position at that time. Other than as indicated we have no other procedures or mechanisms to deal with conflicts of interest. We are not aware of the existence of any conflict of interest as described herein.

     There have been no transactions or proposed transactions with promoters during the last two years to which we are or were a party.


ITEM  13.     EXHIBITS

(A)       Exhibits

3.1.1     Certificate of Incorporation. (1) .
3.1.2     Certificate of Amendment to the Certificate of Incorporation. (1)
3.1.3     Certificate of Restoration and Renewal of Certificate of Incorporation. (1)
3.2.1     By-laws. (1)
3.2.2     Amended and Restated By-laws. (1)
10.1.1    Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold
          Corporation. (2)
10.1.2    Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold
          Corporation. (2)
10.2.1    Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold
          Corporation. (2)
10.2.2    Novo Porto Memorandum of Understanding. (2)
10.2.3    Declaration of Translator for translation of Novo Porto Memorandum of Understanding from
          Portuguese to English. (2)
10.2.4    Novo Porto Option Agreement. (*)
10.2.5    Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to
          English. (*)


10.2.6    Santa Clara Memorandum of Understanding. (2)
10.2.7    Declaration of Translator for translation of Santa Clara Memorandum of Understanding from
          Portuguese to English. (2)
10.3.1    Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation. (2)
10.3.2    Ouro Mil Memorandum of Understanding. (2)
10.3.3    Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from
          Portuguese to English. (2)
10.3.4    Ouro Mil Option Agreement. (*)
10.3.5    Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to
          English. (*)
10.4.1    Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation. (2)
10.4.2    Sao Domingos Memorandum of Understanding. (2)
10.4.3    Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from
          Portuguese to English. (2)
10.4.4    Sao Domingos Option Agreement. (*)
10.4.5    Declaration of Translator for translation of Sao Domingos Option Agreement from Portuguese to English. (*)
10.5.1    Santa Isabel Option Agreement. (*)
10.5.2    Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to
          English. (*)
10.6.1    Sao Joao Option Agreement. (*)
10.6.2    Declaration of Translator for translation of Sao Joao Option Agreement from Portuguese to
          English. (*)
10.7.1    Piranhas Memorandum of Understanding. (*)
10.7.2    Declaration of Translator for translation of Piranhas Memorandum of Understanding from
          Portuguese to English. (*)
16.1      Letter on change in certifying accountant. (3)
16.2      Letter on change in certifying accountant. (4)
31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
32.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
32.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.
99.1      Corporate Governance Principles. (5)

--------
     1.   Incorporated by reference from Form 10SB12G filed on June 4, 1998
     2.   Incorporated by reference from Form SB-2 filed December 16, 2005
     3.   Incorporated by reference from Form 8-K filed on May 16, 2000
     4.   Incorporated by reference from Form 8-K filed on February 8, 2006
     5.   Incorporated by reference from Form 10-KSB filed on March 25, 2004
     *    Previously filed


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees:
     The aggregate fees billed for professional services by Moore Stephens Ellis Foster Ltd. for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements during the 2005 fiscal year were $10,234 (2004
-  $5,000).

Audit-Related  Fees:

     The aggregate fees billed to us for assurance and related services by Moore Stephens Ellis Foster Ltd. that are reasonably related to the performance of the audit or review of our financial statements and are not reported under audit fees for fiscal 2005 were $0 (2004- $0).

Tax  Fees:
     The aggregate fees billed to us for professional services by Moore Stephens Ellis Foster Ltd. for tax compliance, tax advice and tax planning for fiscal 2005 were $0 (2004 - $0).

All  Other  Fees:
     The aggregate fees billed to us for products and services provided by Moore Stephens Ellis Foster Ltd., other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2005 were $0 (2004 - $0).

     The Audit Committee feels that the services rendered by Moore Stephens Ellis Foster Ltd. were compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      Aurora Gold Corporation
                                                      -----------------------
                                                      Registrant

Date:  April 12, 2006                            BY:  /s/ Klaus Eckhof
       --------------                                 ----------------
                                                      Klaus Eckhof
                                                      Director

Date:  April 12, 2006                            BY:  /s/ Cameron Richardson
       --------------                                  ---------------------
                                                      Cameron Richardson
                                                      Director




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 12, 2006                            BY:  /s/ Klaus Eckhof
       --------------                                 ----------------
                                                      Klaus Eckhof
                                                      President, Chief Executive
                                                      Officer and Director


Date:  April 12, 2006                            BY:  /s/ Cameron Richardson
       --------------                                 ----------------------
                                                      Cameron Richardson
                                                      Chief Financial Officer
                                                      and Director