Form 10QSB
period 2006-03-31
AURORA GOLD CORP
filed 2006-04-21
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006
                                    --------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d)  OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

     Commission file number 0-24393
                            -------

AURORA GOLD CORPORATION
-----------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                        13-3945947
--------                                        ----------
(State or other jurisdiction                (IRS Employer Identification No.)
     of incorporation or organization)

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

YES [ ] NO [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES [ ] NO [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,218,522 shares of Common Stock were outstanding as of March 31, 2006.

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

                                      INDEX
                                                                       Page No.
PART I. Financial Information

Item 1.  Financial Statements
    Consolidated Balance Sheets --                                            3
    March 31, 2006 and December 31, 2004 (audited)

    Interim Consolidated Statements of Operations --                          4
    Three-months Ended March 31, 2006

    Interim Consolidated Statements of Cash Flows --                          5
    Three-months Ended March 31, 2006

    Notes to Interim Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                            10

Item 3.  Controls and Procedures                                             16

PART II.  Other Information

Item 1.  Legal Proceedings                                                   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   18

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets (Unaudited)
March 31, 2006 and December 31, 2005
(Expressed in U.S. Dollars)                                       March 31     December 31
                                                                      2006            2005
                                                               (unaudited)
-------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash                                                          $ 3,522,180   $    164,189
  Available-for-sale securities                                      46,910         33,451
-------------------------------------------------------------------------------------------
Total current assets                                              3,569,090        197,640

Equipment, net                                                          366            679
-------------------------------------------------------------------------------------------
Total assets                                                    $ 3,569,456   $    198,319
===========================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable and accrued expenses                         $    39,853   $     32,588
-------------------------------------------------------------------------------------------
Total current liabilities                                            39,853         32,588
===========================================================================================


Stockholders' Equity (Deficiency)
Common stock
  Authorized:
    50,000,000 common shares, with par value $0.001each
  Issued and outstanding:
    44,218,522 (December 31, 2004 - 19,534,431) common shares        44,218         36,218
Additional paid-in capital                                        8,474,137      4,582,137
Accumulated deficit during the exploration stage                 (4,997,597)    (4,448,010)
Accumulated other comprehensive income (loss)                         8,845         (4,614)
-------------------------------------------------------------------------------------------
Stockholders' equity (deficiency)                                 3,529,603        165,731
-------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)         $ 3,569,456   $    198,319
===========================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                           Cumulative
Interim Consolidated Statements of Operations              October 10     Three months    Three months
(Expressed in U.S. Dollars)                          1995 (inception)            Ended           Ended
(Unaudited)                                               to March 31         March 31        March 31
                                                                 2006             2006            2005
------------------------------------------------------------------------------------------------------
Expenses
  Administrative and general                         $        746,857   $      35,149   $       2,237
  Depreciation and amortization                                54,587             313           1,086
  Imputed interest on loan payable - related party              1,560               -               -
  Interest, bank charges and
    foreign exchange loss (gain)                               60,873          11,396            (385)
  Professional fees - accounting and legal                    474,529          47,777             474
  Property search and negotiation                             225,198               -               -
  Salaries and consulting fees                                992,689          26,682               -
------------------------------------------------------------------------------------------------------
                                                            2,556,293         121,317           3,412

Exploration expenses                                        2,238,033         428,270           2,061

Write-off of mineral property costs                           172,981               -               -
------------------------------------------------------------------------------------------------------
                                                            4,967,307         549,587           5,473
------------------------------------------------------------------------------------------------------

Other income (loss)
  Gain on disposition of subsidiary                           216,474               -               -
  Interest income                                              22,353               -               -
  Gain on sale of rights to the Matupa agreement,
    net of expenses of $138,065                                80,237               -               -
  Realized (loss) on investments                              (32,756)              -               -
  Operating (loss) of Spun-off operations                    (316,598)              -               -
------------------------------------------------------------------------------------------------------
                                                              (30,290)              -               -
------------------------------------------------------------------------------------------------------
Net (loss) for the period                            $     (4,997,597)  $    (549,587)  $      (5,473)
======================================================================================================

Earnings (loss) per share
  - basic and diluted                                                   $       (0.01)  $       (0.00)
======================================================================================================

Weighted average number of
  common shares outstanding
  - basic and diluted                                                      39,454,477      19,534,431
======================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)                                         Cumulative
Interim Consolidated Statements of Cash Flows (Unaudited)                 October 10     Three Months    Three Months
(Expressed in U.S. Dollars)                                         1995 (inception)            Ended           Ended
                                                                         to March 31         March 31        March 31
                                                                                2006             2006            2005
---------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                                           $     (4,997,597)  $    (549,587)  $      (5,473)
Cash flows from (used in) operating activities
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      - depreciation and amortization                                         54,587             313           1,087
      - compensation on stock options                                        720,500               -               -
      - expenses satisfied with issuance of common stock                     498,800               -               -
      - expenses satisfied with transfer of marketable securities             33,903               -               -
      - imputed interest on loan payable - related party                       1,560               -               -
      - writeoff of mineral property costs                                   172,981               -               -
      - adjustment for spin-off of Aurora Metals (BVI) Limited               316,498               -               -
      - realized loss on investments                                          32,756               -               -
      - gain on sale of rights to Matupa agreement,
          net of expenses                                                    (80,237)              -               -
Changes in assets and liabilities:                                                 -
    - (increase) decrease in receivables                                    (206,978)              -               -
    - (decrease) increase in accounts payable
      and accrued expenses                                                   580,010           7,265           4,033
---------------------------------------------------------------------------------------------------------------------
Net cash flow used in operating activities                                (2,873,217)       (542,009)           (353)
---------------------------------------------------------------------------------------------------------------------


Cash flows from (used in) investing activities
  Purchase of equipment                                                      (57,891)              -               -
  Proceeds on disposal of equipment                                           14,449               -               -
  Acquisition of mineral property costs                                     (172,981)              -               -
  Payment for incorporation cost                                             (11,511)              -               -
---------------------------------------------------------------------------------------------------------------------
Net cash flow used in investing activities                                  (227,934)              -               -
---------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
  Proceeds from issuance of common stock,
    less issuance costs                                                    6,552,339       3,900,000               -
  Loan proceeds from related party                                            39,000               -               -
  Loan proceeds                                                               31,992               -               -
---------------------------------------------------------------------------------------------------------------------
Net cash flow provided by financing activities                             6,623,331       3,900,000               -
---------------------------------------------------------------------------------------------------------------------


Increase (decrease) in cash and cash equivalents                           3,522,180       3,357,991            (353)
Cash and cash equivalents, beginning of period                                     -         164,189           1,275
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $      3,522,180   $   3,522,180   $         922
=====================================================================================================================

The accompanying notes are an integral part of these financial statements

     Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)
     ---------------------------------------------------------------------------

1.   Nature  of  Business  and  Continuance  of  Operations

     Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. We have not yet determined whether our properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. We have incurred recurring operating losses and requires additional funds to meet our obligations and maintain our operations. Management's plans in this regard are to raise equity financing as required.

     These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

2.   Significant  accounting  Policies

     (a)  Principles  of  Accounting

          The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and include the accounts of the Company and our wholly-owned subsidiary, Aurora Gold Minera o Ltda ("Aurora Gold
          Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Minera o was incorporated on October 27, 2005.

          These unaudited interim condensed financial statements do not include all the information and disclosures required by US GAAP for annual financial statements. The accounting policies used in the preparation of the accompanying unaudited interim financial statements are the same as those described in our audited financial statements and notes thereto for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been reflected in these financial statements. These unaudited interim financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 2005. Operating results for the three month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

          The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

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

     (c)  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. We did not have any cash equivalents at March 31, 2006 and December 31, 2005.

     (d)  Available-for-Sale  Securities

          Our available-for-sale securities consist of shares of common stock of one publicly traded company and are stated at fair value. The cost of these securities is $38,065 at March 31, 2006 and the gross unrealized holding gains of $8,845 is included in accumulated other comprehensive income (loss) at March 31, 2006. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding gains at March 31, 2006 are on securities held less than 12 months. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

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

               Computer equipment                2 years
               Office equipment                  5 years
               Telecommunication equipment       5 years

     (f)  Share-Based  Payment

          We have adopted the fair value method of accounting for stock-based compensation consistent with Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), Accounting for Share-based Payment.

     (g)  Advertising  Expenses

          We expense advertising costs as incurred. We did not incur any advertising expenses for three months ended March 31, 2006 and the years ended December 31, 2005.

     (h)  Foreign  Currency  Translations  and  Transactions

          Our reporting currency is the U.S. Dollar. Foreign Subsidiaries utilize the function currency applicable to the country in which they operate. We translate assets and liabilities of our foreign subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income, until all or a part of the investment in the subsidiary is sold or liquidated. Translation adjustments do not recognize the effect of income tax because we expect to reinvest the amounts indefinitely in operations.

     (i)  Concentration  of  Credit  Risk

          We place our cash and cash equivalents with high credit quality financial institutions. We occasionally maintain balances in a financial institution beyond the insured amount. As of March 31, 2006 and December 31, 2005, we had deposits in a bank beyond insured limits.

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

          The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. We have not recognized any impairment losses through December 31, 2005.

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

          The carrying value of cash, receivables, accounts payable and accrued expenses, accounts payable - related party, and loan payable - related party approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

          We operate outside of the United States of America and are exposed to foreign currency risk due to the fluctuation between the currency in which we operate in and the U.S. dollar.

     (l)  Intangible  Assets

          We adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

          We do not have any goodwill or intangible assets with indefinite or definite lives.

     (m)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          We have adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. We do not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     (n)  Income  Taxes

          We have adopted the Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (o)  Earnings  (Loss)  Per  Share

          Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year. We have adopted the Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for 2005 and 2004 because there is no potentially dilutive securities.

     (p)  Comprehensive  Income

          We have adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on our Consolidated Statements of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

3.   Equipment
     --------------------------------------------------------------------
                                                 March 31    December 31
                                                   2006         2005
     --------------------------------------------------------------------
     Computer equipment                         $   2,508   $      2,508
     Office equipment                              13,583         13,583
     Telecommunication equipment                    1,875          1,875
     --------------------------------------------------------------------
                                                   17,966         17,966
     Accumulated depreciation and amortization    (17,600)       (17,287)
     --------------------------------------------------------------------
                                                $     366   $        679
     ====================================================================

4.   Stock  Options  Outstanding

     In 1997, our Board of Director approved a stock option plan ("the Plan") to offer an inducement to obtain services of our key employees, directors and consultants. The maximum number of shares issuable under the Plan in any calendar year shall be an amount equal to 15% of the issued and outstanding common stock on January 1 of each year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of our capital stock on the date of grant). The exercise price of a non-qualified stock option must not be less than the par value of a share of the common stock on the date of the grant. The term of an incentive or non-qualified stock option is not to exceed five years.

     There were no stock options granted during the three months ended March 31, 2006 and the fiscal year 2005 and there are no stock options outstanding at March 31, 2006 and December 31, 2005.

5.   Common  shares  outstanding

     As at March 31, 2006 our authorized capital stock consists of 50,000,000 common shares with a par value of $0.001 per share. There were 44,218,522 common shares issued and outstanding at March 31, 2006 (December 31, 2005 - 19,534,431).

6.  Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     During the three month period ended March 31, 2006, consulting fees of $8,246 (2005 - $0) were paid to directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.


ITEM 2.     MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(A)  General

     This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three month period ended March 31, 2006, in comparison to the corresponding prior-year period. This MD&A has been prepared as of April 19, 2006. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three month periods ended March 31, 2006 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited financial statements for the years ended December 31, 2005 and the related annual MD&A included in the December 31, 2005 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

     This document contains numerous forward-looking statements relating to our business. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information we believe reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from our future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

(B) Significant developments during the three month period ended March 31, 2006 and Subsequent Events

          During 2006 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

          Between September 5, 2005 and December 31, 2005 we signed seven Memorandum of Understanding ("MOU") covering the Nova Porto, Santa Clara, Ouro Mil, Santa Isabel, Sao Domingos, Sao Joao and Piranhas properties located in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. In April 2006 we signed an MOU covering the Branca de Neve property the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. The MOUs provided us a review period, ranging from two months to six months, to access the mineral potential of the properties.

          During the three month period ended March 31, 2006 we signed five option agreements covering the Nova Porto, Ouro Mil, Santa Isabel, Sao
     Domingos and Sao Joao mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

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

          The terms of the Piranhas option agreement, as specified in the MOU, allow Aurora Gold Mineracao to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Piranhas project mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: June 30, 2006
     -  USD  $30,000; July 21, 2006 - USD $70,000; July 21, 2007 - USD $120,000;
     July 21, 2008 - USD $180,000; July 21, 2009 - USD $1,600,000 for a total of
     USD $2,000,000. The vendor will have a 1.5% Net Smelter Royalty. The option agreement can be terminated at any time upon written notice to the vendor and Aurora Gold Minera o will be free of any and all payment commitments yet to be due.

          The Branca de Neve MOU provides Aurora Gold Mineracao Ltda with a review period to access the gold potential of the property. If Aurora Gold Mineracao decides to proceed with acquiring a 100 percent interest in the title to the mineral rights then Aurora Gold Mineracao would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period.
     Aurora Gold Mineracao and the Vendors would then enter into an Option Agreement for the Assignment and transfer of the mineral rights.

          The terms of the Branco de Neve option agreement, as specified in the MOU, allow Aurora Gold Mineracao to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branco de Neve property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows:
     April 12, 2006 - R$35,000 (Reals - Brazilian currency); October 12, 2006 - R$35,000; April 12, 2007 - R$35,000; October 12, 2007 - R$35,000; April 12,
     2008 - R$35,000; October 12, 2008 - R$500,000 for a total of R$675,000. The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of R$500,000. The option agreement can be terminated at any time upon written notice to the vendor and Aurora Gold Mineracao will be free of any and all payment commitments yet to be due

          The Novo Porto option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Novo Porto property mineral rights via structured cash payments. The total option agreement payments for the licence are structured as follows: December 25, 2005 - USD $2,500; January 15, 2006 - USD $10,000; May 30, 2006 - USD $37,500; May 30, 2007 - USD $50,000; May
     30,  2008  -  USD $75,000; May 30, 2009 - USD $1,850,000 for a total of USD
     $2,025,000. The agreement was not formally executed until 2006 and the initial payment of $2,500 due December 25, 2005 was not paid until 2006. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

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

          In January 2006, we closed a private placement of our common shares for net proceeds of $3,900,000. The private placement was done with individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

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

          For the three months ended March 31, 2006 we recorded exploration expenses of $428,270 (2005 - $2,061). The following is a breakdown of the exploration expenses by property: Brazil $426,025 (2005 - $0) and Canada, Kumealon property $2,245 (2005 - $2,036).

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

          Limited rock chip sampling was carried out over several outcrops and previous workings on the Branco de Neve property. A visual inspection of the rock chips confirms the lithologies correlated to other known mineralised lithologies common to gold producing areas near to the Branco de Neve property.

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

(D)  Results  of  Operations

          Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

          For the three months ended March 31, 2006 we recorded a net loss of $549,587 (2005 - $5,473) or $0.01 per share (2005 - $0.00).

          General and administrative expenses - For the three month period ended March 31, 2006 we recorded expenses of $121,317 (2005 - $3,412). The 2006 amount includes, professional fees - accounting $20,075 (2005 - $474) and legal $27,702 (2005 - $0).

          Exploration expenditures - For the three month period ended we recorded exploration expenses of $428,270 (2005 - $2,061). The following is a breakdown of the exploration expenses by property: Brazil $426,025 (2005
     -  $0)  and  Canada,  Kumealon  property  $2,245  (2005  -  $2,036).

          Amortization expenditures - For the three month period ended March 31, 2006 we recorded depreciation costs of $313 (2005 - $1,086).

(E)  Capital  Resources  and  Liquidity

     March 31, 2006 versus March 31, 2005:

          At March 31, 2006, we had cash of $3,522,180 (2005 - $922) and working capital of $3,529,237 (2005 working capital deficiency - $193,207) respectively. Total liabilities as of March 31, 2006 were $39,853 (2005 - $194,329) a decrease of $154,476. In February 2006, we closed a private placement of 8,000,000 of our common shares at $0.50 per common share for net proceeds of $3,900,000. For the three months ended March 31, 2006 we recorded a loss of $549,587 ($0.01 per share), compared to a loss of $5,473 ($0.00 per share) in 2005

          Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, we have incurred recurring operating losses and require additional funds to meet our obligations and maintain our operations. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

(F)     Plans  for  the  Year  2006  and  2007

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

          We are setting up a field operations center at the S o Domingos property and intend to initially focus exploration on anomalies associated with the S o Domingos Property. S o Domingo was selected based on the proximity to our other properties, and the logistics currently in place. Access to S o Domingo is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

          Exploration campaigns will be launched from S o Domingo to the other properties and serviced by road and river access. Initially exploration will entail mapping the outcrop geology and spoils from shafts of previous workers in order to confirm lithologies and structural trends noted on government maps. Currently three anomalous areas have been identified, from rock chip sampling, as warranting further investigation. We will conduct a soil sampling program, and further rock chip sampling over the anomalous areas and has drafted the proposed grid. This work will be initiated during the second quarter of 2006 when weather conditions will be more conducive.

          Concurrently, we intend to initiate drilling on the Santa Isabel property in response to the high grade rock chip results collected from previous workings on outcropping mineralised quartz veins. Drill hole locations are currently being assessed and negotiations with drilling contractors are nearing completion. Drilling is expected to begin during mid April.

          We will also continue to evaluate the Ouro Mil and S o Jo o properties by mapping and sampling the quartz veins and structures in order to set up and orientate the soil grids.

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

(G)  Application  of  Critical  Accounting  Policies

          The preparation of our financial statements requires us to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Our accounting policies are described in note 2 to our consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

          Our policy regarding exploration costs is that exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2006 and December 31, 2005, we did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities

          Generally accepted accounting principles require us to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If we determine there has been impairment, then we would be required to write-down the recorded value of our property, plant and equipment costs which would reduce our earnings and net assets.

(H)  Off-balance  Sheet  Arrangements  and  Contractual  Obligations

          We do not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

(I)  Market  Risk  Disclosures

          We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 3.     Controls and Procedures

     Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in our controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.


                         PART 11.     OTHER INFORMATION

ITEM  1.     Legal  Proceedings

          We are not party to any litigation, and has no knowledge of any pending or threatened litigation against us.

ITEM  2.     Changes  in  Securities

          In January 2006, we closed a private placement of 8,000,000 of our common shares at $0.50 per common share for net proceeds of $3,900,000.

ITEM  3.     Defaults  Upon  Senior  Securities

          Not  Applicable

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

          Not  Applicable

ITEM  5.    Other  Information

          None.

ITEM  6.      Exhibits  and  Reports  on  Form  8-K

ITEM  13.     EXHIBITS

(A)          Exhibits

3.1.1     Certificate  of  Incorporation.  (1).
3.1.2     Certificate  of  Amendment  to  the  Certificate of Incorporation. (1)
3.1.3     Certificate  of  Restoration  and  Renewal  of  Certificate  of
          Incorporation.  (1)


3.2.1     By-laws.  (1)
3.2.2     Amended  and  Restated  By-laws.  (1)
10.1.1    Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora
          Gold  Corporation. (2)
10.1.2    Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation. (2)
10.2.1    Assignment of Novo Porto and Santa Clara Memorandum of Understanding
          to Aurora Gold Corporation. (2)
10.2.2    Novo Porto Memorandum of Understanding. (2)
10.2.3.   Declaration of Translator for translation of Novo Porto Memorandum of Understanding from Portuguese to English. (2)
10.2.4    Novo Porto Option Agreement. (6)
10.2.5    Declaration of Translator for translation of Novo Porto Option
          Agreement from Portuguese to English. (6)
10.2.6    Santa Clara Memorandum of Understanding. (2)
10.2.7    Declaration of Translator for translation of Santa Clara Memorandum of
          Understanding from Portuguese to English. (2)
10.3.1    Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold
          Corporation. (2)
10.3.2    Ouro Mil Memorandum of Understanding. (2)
10.3.3    Declaration of Translator for translation of Ouro Mil Memorandum of
          Understanding from Portuguese to English. (2)
10.3.4    Ouro Mil Option Agreement. (6)
10.3.5    Declaration of Translator for translation of Ouro Mil Option
          Agreement from Portuguese to English. (6)
10.4.1    Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold
          Corporation. (2)
10.4.2    Sao Domingos Memorandum of Understanding. (2)
10.4.3    Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English. (2)
10.4.4    Sao Domingos Option Agreement. (6)
10.4.5    Declaration of Translator for translation of Sao Domingos Option
          Agreement from Portuguese to English. (6)
10.5.1    Santa Isabel Option Agreement. (6)
10.5.2    Declaration of Translator for translation of Santa Isabel Option
10.6.1    Agreement from Portuguese to English. (*)
          Sao Joao Option Agreement. (6)
10.6.2    Declaration of Translator for translation of S o Jo o Option
10.7.1    Agreement from Portuguese to English. (6)
          Piranhas Memorandum of Understanding. (6)
10.7.2    Declaration of Translator for translation of Piranhas Memorandum of
          Understanding from Portuguese to English. (6)
16.1      Letter  on  change  in  certifying  accountant.  (3)
16.2      Letter  on  change  in  certifying  accountant.  (4)
31.1      Certification of Chief Executive Officer pursuant to Section 302 of the
          Sarbanes-Oxley  Act  of  2002.
31.2      Certification of Chief Financial Officer pursuant to Section 302 of the
          Sarbanes-Oxley  Act  of  2002.
32.1      Certification of Chief Executive Officer pursuant to Section 906 of the
          Sarbanes-Oxley  Act  of  2002.
32.2      Certification of Chief Financial Officer pursuant to Section 906 of the
          Sarbanes-Oxley  Act  of  2002.
99.1      Corporate  Governance  Principles.  (5)

--------
     1.   Incorporated  by  reference  from  Form  10SB12G filed on June 4, 1998
     2.   Incorporated  by  reference  from  Form  SB-2  filed December 16, 2005
     3.   Incorporated  by  reference  from  Form  8-K  filed  on  May  16, 2000
     4.   Incorporated  by  reference  from  Form  8-K filed on February 8, 2006
     5.   Incorporated  by  reference  from  Form 10-KSB filed on March 25, 2004
     6.   Incorporated  by  reference  from  Form 10-KSB filed on March 28, 2006

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Aurora  Gold  Corporation
                                        -------------------------
                                        Registrant

Date:     April 19,  2006              BY:  /s/  Klaus  Eckhof
          ---------------                   ------------------
                                            Klaus  Eckhof
                                            Director

Date:     April 19,  2006              BY:  /s/  Cameron Richardson
          ---------------                   -----------------------
                                            Cameron  Richardson
                                            Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     April 19, 2006               BY:  /s/  Klaus  Eckhof
          --------------                    ------------------
                                            Klaus  Eckhof
                                            President,  Chief  Executive Officer
                                            and Director


Date:     April 19, 2006              BY:  /s/  Cameron Richardson
          --------------                    -----------------------
                                            Cameron  Richardson
                                            Chief Financial Officer and Director