Form 10QSB
period 2006-06-30
AURORA GOLD CORP
filed 2006-07-26
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006
                                           -

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

YES [ ]  NO [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,218,522 shares of Common Stock were outstanding as of July 24, 2006.

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

                                    INDEX

                                                                       Page No.
                         PART I. Financial Information
Item 1.  Financial Statements

    Consolidated Balance Sheets --                                            3
    June 30, 2006 (unaudited) and December 31, 2005 (audited)

    Interim Consolidated Statements of Operations (unaudited)                 4
    Three and Six-months Ended June 30, 2006 and 2005; and for the period from October 10, 1995 (Inception) to June 30, 2006

    Interim Consolidated Statements of Cash Flows (unaudited)                 5
    Three and Six-months Ended June 30, 2006 and 2005; and for the period from October 10, 1995 (Inception) to June 30, 2006

    Notes to Interim Consolidated Financial Statements (unaudited)            6

Item 2.  Management's Discussion and Analysis or Plan of Operation           10

Item 3.  Controls and Procedures                                             17

                           PART II. Other Information

Item 1.  Legal Proceedings                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits                                                            18

Signatures                                                                   20

Item 1. Financial Statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Expressed in U.S. Dollars)                                         June 30    December 31
                                                                       2006           2005
                                                                (unaudited)      (audited)
-------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash                                                          $ 2,195,289   $    164,189
  Available-for-sale securities                                      18,018         33,451
-------------------------------------------------------------------------------------------
Total current assets                                              2,213,307        197,640

Equipment, net                                                           52            679
-------------------------------------------------------------------------------------------
Total assets                                                    $ 2,213,359   $    198,319
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable and accrued expenses                         $    32,460   $     32,588
-------------------------------------------------------------------------------------------
Total current liabilities                                            32,460         32,588
===========================================================================================

Stockholders' Equity
Common stock
  Authorized:
    50,000,000 common shares, with par value $0.001each
  Issued and outstanding:
    44,218,522 (December 31, 2005 - 36,218,522) common shares        44,218         36,218
Additional paid-in capital                                        8,474,137      4,582,137
Accumulated deficit during the exploration stage                 (6,317,409)    (4,448,010)
Accumulated other comprehensive income (loss)                       (20,047)        (4,614)
-------------------------------------------------------------------------------------------
Stockholders' equity                                              2,180,899        165,731
-------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $ 2,213,359   $    198,319
===========================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                           Cumulative
Interim Consolidated Statements of Operations              October 10    Three months    Three months     Six months    Six months
(Expressed in U.S. Dollars)                          1995 (inception)           Ended           Ended          Ended         Ended
(Unaudited)                                                to June 30         June 30         June 30        June 30       June 30
                                                                 2006            2006            2005           2006          2005
----------------------------------------------------------------------------------------------------------------------------------
Expenses
  Administrative and general                         $        820,370   $      73,513   $       7,438   $   108,662   $     9,675
  Depreciation and amortization                                54,901             314           1,087           627         2,173
  Imputed interest on loan payable - related party              1,560               -               -             -             -
  Interest, bank charges and
    foreign exchange loss (gain)                               62,075           1,202             329        12,598           (56)
  Professional fees - accounting and legal                    520,135          45,606             643        93,383         1,117
  Property search and negotiation                             225,198               -           3,903             -         3,903
  Salaries and consulting fees                              1,044,575          51,886          30,000        78,568        30,000
----------------------------------------------------------------------------------------------------------------------------------
                                                            2,728,814         172,521          43,400       293,838        46,812
Exploration expenses                                        3,385,324       1,147,291             (25)    1,575,561         2,036
Write-off of mineral property costs                           172,981               -               -             -             -
----------------------------------------------------------------------------------------------------------------------------------
                                                            6,287,119       1,319,812          43,375     1,869,399        48,848
----------------------------------------------------------------------------------------------------------------------------------
Other income (loss)
  Gain on disposition of subsidiary                           216,474               -               -             -             -
  Interest income                                              22,353               -               -             -             -
  Gain on sale of rights to the Matupa agreement,
    net of expenses of $138,065                                80,237               -          63,590                      63,590
  Realized (loss) on investments                              (32,756)              -          (8,269)            -        (8,269)
  Operating (loss) of Spun-off operations                    (316,598)              -               -             -             -
----------------------------------------------------------------------------------------------------------------------------------
                                                              (30,290)              -          55,321             -        55,321
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) for the period                     $     (6,317,409)  $  (1,319,812)  $      11,946   $(1,869,399)  $     6,473
==================================================================================================================================
Earnings (loss) per share
  - basic and diluted                                                   $       (0.03)  $        0.00   $     (0.04)  $      0.00
==================================================================================================================================
Weighted average number of
  common shares outstanding
  - basic and diluted                                                      44,218,522      20,434,431    41,862,966    19,984,431
==================================================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
Interim Consolidated Statements of Cash Flows                    Cumulative
(Unaudited)                                                      October 10    Six months    Six months
(Expressed in U.S. Dollars)                                1995 (inception)         Ended         Ended
                                                                 to June 30       June 30       June 30
                                                                       2006          2006          2005
--------------------------------------------------------------------------------------------------------
Net income (loss) for the period                           $     (6,317,409)  $(1,869,399)  $     6,473
Cash flows from operating activities
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      - depreciation and amortization                                54,901           627         2,173
      - compensation on stock options                               720,500             -             -
      - expenses satisfied with issuance of common stock            498,800             -             -
      - expenses satisfied with transfer of marketable
          securities                                                 33,903             -        33,903
      - imputed interest on loan payable - related party              1,560             -             -
      - writeoff of mineral property costs                          172,981             -             -
      - adjustment for spin-off of Aurora Metals (BVI)
          Limited                                                   316,498             -             -
      - realized loss on investments                                 32,756             -         8,269
      - gain on sale of rights to Matupa agreement,
          net of expenses                                           (80,237)            -       (63,590)
Changes in assets and liabilities:                                        -
    - increase in receivables                                      (206,978)            -       (21,418)
    - (decrease) increase in accounts payable
        and accrued expenses                                        572,617          (128)       33,042
--------------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (4,200,108)   (1,868,900)       (1,148)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of equipment                                             (57,891)            -             -
  Proceeds on disposal of equipment                                  14,449             -             -
  Acquisition of mineral property costs                            (172,981)            -             -
  Payment for incorporation cost                                    (11,511)            -             -
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (227,934)            -             -
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock,
    less issuance costs                                           6,552,339     3,900,000             -
  Loan proceeds from related party                                   39,000             -             -
  Loan proceeds                                                      31,992             -             -
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         6,623,331     3,900,000             -
--------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                  2,195,289     2,031,100        (1,148)
Cash and cash equivalents, beginning of period                            -       164,189         1,275
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $      2,195,289   $ 2,195,289   $       127
========================================================================================================

The accompanying notes are an integral part of these financial statements

         Notes to Interim Consolidated Financial Statements (Unaudited)
         --------------------------------------------------------------

1.   Nature  of  Business  and  Continuance  of  Operations

     Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and it is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company has not yet determined whether it's properties contain mineral reserves that may be economically recoverable and the Company has not generated any operating revenues to date.

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

2.   Significant  Accounting  Policies

     (a)  Principles  of  Accounting

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and
          Item 310(b) of Regulation S-B and include the accounts of the Company and our wholly-owned subsidiary, Aurora Gold Mineracao Ltda ("Aurora Gold Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineracao was incorporated on October 27, 2005.

          These unaudited interim consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements. The accounting policies used in the preparation of the accompanying unaudited interim consolidated financial statements are the same as those described in our audited consolidated financial statements and notes thereto for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been reflected in these consolidated financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

          The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

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

     (c)  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. We did not have any cash equivalents at June 30, 2006 and December 31, 2005.

     (d)  Available-for-Sale  Securities

          Our available-for-sale securities consist of shares of common stock of one publicly traded company and are stated at fair value. The cost of these securities is $38,065 at June 30, 2006 and the gross unrealized holding loss of $20,047 is included in accumulated other comprehensive income (loss) at June 30, 2006. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding gains at June 30, 2006 are on securities held less than 12 months. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

     (e)  Equipment

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Equipment is recorded at cost. Depreciation is provided over the following useful lives:

               Computer equipment           2 years
               Office equipment             5 years
               Telecommunication equipment  5 years

     (f)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2006 and December 31, 2005, the Company did not have proven reserves.

          Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

     (g)  Share-Based  Payment

          We have adopted the fair value method of accounting for stock-based compensation consistent with Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), Share-based Payment. No expense has been recorded because the Company has made no share based payments to-date.

     (h)  Advertising  Expenses

          We expense advertising costs as incurred. We did not incur any advertising expenses for the three and six months ended June 30, 2006 and 2005.

     (i)  Foreign  Currency  Translations  and  Transactions

          Our reporting currency is the U.S. Dollar. Foreign Subsidiaries utilize the functional currency applicable to the country in which they operate. We translate assets and liabilities of our foreign subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income, until all or a part of the investment in the subsidiary is sold or liquidated. Translation adjustments do not recognize the effect of income tax because we expect to reinvest the amounts indefinitely in operations.

     (j)  Concentration  of  Credit  Risk

          We place our cash and cash equivalents with high credit quality financial institutions. We occasionally maintain balances in a financial institution exceeding the insured amount. As of June 30, 2006 and December 31, 2005, we had deposits in a bank exceeding insured limits.

     (k)  Long-Lived  Assets  Impairment

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

          The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. We have not recognized any impairment losses through June 30, 2006.

     (l)  Fair  Value  of  Financial  Instruments  and  Risks

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

          The carrying value of cash and accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

          We operate outside of the United States of America and are exposed to foreign currency risk due to the fluctuation between the currency in which we operate in and the U.S. dollar.

     (m)  Intangible  Assets

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

     (n)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

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

     (o)  Income  Taxes

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

     (p)  Earnings (Loss) Per Share

          Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. We have adopted the Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for the three and six months ended June 30, 2006 and 2005 because there are no potentially dilutive securities outstanding during those periods.

     (q)  Comprehensive  Income

          We have adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

3.   Equipment
     -------------------------------------------------------------------
                                                 June 30    December 31
                                                  2006         2005
     -------------------------------------------------------------------
     Computer equipment                         $  2,508   $      2,508
     Office equipment                             13,583         13,583
     Telecommunication equipment                   1,875          1,875
     -------------------------------------------------------------------
                                                  17,966         17,966
     Accumulated depreciation and amortization   (17,914)       (17,287)
     -------------------------------------------------------------------
                                                $     52   $        679
     ===================================================================

4.   Common  stock

     During February 2006, the Company issued 8,000,000 shares of common stock for proceeds of $3,900,000.

5.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these consolidated financial statements include:

     During the six months ended June 30, 2006, consulting fees to directors of $19,012 (six months ended June 30, 2005 - $30,000) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.


Item 2. Management's  Discussion  and  Analysis  or  Plan  of  Operation


(A)  General

     This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the six months ended June 30, 2006, in comparison to the corresponding prior-year period. This MD&A has been prepared as of July 21, 2006. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the six months ended June 30, 2006 and 2005 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2005 and the related annual MD&A included in the December 31, 2005 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial
     Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B) Significant developments during the six months ended June 30, 2006 and Subsequent Events

     During 2006 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

     Between December 21, 2005 and May 26, 2006 we signed four Memorandum of Understanding ("MOU") covering the Piranhas, Branca de Neve, Bigode and Santa Lucia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. The MOUs provide us with a review period, ranging from two months to six months, to access the mineral potential of the properties.

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

     Between January 1, 2006 and March 31, 2006 we signed five option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, Sao Domingos and Sao Joao mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. In March 2006 we decided not to exercise our option to acquire the Novo Porto property.

     Memorandum  of  Understandings:
     -------------------------------

     The Piranhas MOU provides us with a 180 day review period to access the gold potential of the property. If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an option agreement with the property vendors for the Assignment and transfer of the mineral rights.

     The terms of the Piranhas option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Piranhas project mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: June 30, 2006 - USD $30,000; July 21, 2006 - USD $70,000; July 21, 2007 - USD $120,000; July
     21,  2008 - USD $180,000; July 21, 2009 - USD $1,600,000 for a total of USD
     $2,000,000. The vendor will have a 1.5% Net Smelter Royalty. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     The Branca de Neve MOU provides us with a review period to access the gold potential of the property. If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an option agreement with the property vendor for the assignment and transfer of the mineral rights.

     The terms of the Branca de Neve option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branca de Neve property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: April 12, 2006 - R$35,000 (Reals - Brazilian currency - Paid); October 12, 2006 - R$35,000; April 12, 2007 - R$35,000; October 12, 2007 - R$35,000; April 12,
     2008 - R$35,000; October 12, 2008 - R$500,000 for a total of R$675,000. The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of R$500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     The Bigode MOU provides us with a 180 day review period to access the gold potential of the property. If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

     The terms of the Bigode option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branco de Neve property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: October 30, 2006 - USD$60,000; October 30, 2007 - USD$80,000; October 30, 2008 -
     USD$90,000;  October  30,  2009  -  USD$100,000;  October  30,  2010  -
     USD$1,000,000 for a total of USD $1,330,000. The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of USD$500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

     The Santa Lucia MOU provides us with a 90 day review period to access the gold potential of the property. If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

     The terms of the Santa Lucia option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Lucia property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: September 1, 2006 - USD $20,000; March 1, 2007 - USD $50,000; March 1, 2008 - USD $60,000; March 1,
     2009 - USD $70,000; September 1, 2009 - USD $500,000 for a total of USD $700,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency)

     of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     Option  Agreements:
     -------------------

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

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

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

     In February 2006, we closed a private placement of our common shares for net proceeds of $3,900,000. The private placement was done with individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

(C)  Exploration  and  Development

     We conduct our exploration and property acquisition activities from our head office which is located at 30 Ledgar Road, Balcatta, Western Australia, 6021 Australia. The telephone number is (+61 8) 9240-2836. The Field office for our exploration activities in Brazil is located at Estrada Do Bis, 476, Bairro, Bom Jardim, Itaituba, in the Tapajos gold province of the State of Para, Brazil.

     We are currently concentrating our exploration activities in Brazil and Canada. We are also examining data relating to the potential acquisition of other exploration properties in Mexico and South America.

     We currently have an interest in eight projects located in Tapajos gold province in Para State, Brazil and one property located in British Columbia, Canada. We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted. Our strategy is to concentrate our investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     Our eight properties in the Tapajos gold province in Para State, Brazil consist of, Ouro Mil, Santa Isabel, Sao Domingos, Sao Joao, Piranhas, Branca de Neve, Bigode and Santa Lucia. With a total of approximately 54,613 hectares, we are the largest property holder in the region.

     For the six months ended June 30, 2006 we recorded exploration expenses of $1,575,561 (2005 - $2,036). The following is a breakdown of the exploration expenses by property: Brazil $1,573,316 (2005 - $0) and Canada, Kumealon property $2,245 (2005 - $2,036).

     We have commenced reconnaissance exploration programs on each of the properties. The Nova Porto, Ouro Mil, Santa Isabel, Sao Joao and Sao Domingo's properties are located in the southern part of the rich and largely unexplored Tapajos gold province.

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

     We have conducted preliminary investigations of the Sao Joao property area, which has confirmed the existence of mineralised quartz veins and stockwork systems within these Intrusive Granite Suites and will continue to evaluate the property.

     A soil sampling program was completed over the Nova Porto property area. The grid was laid out on a line spacing of 200m for the east west lines with sampling at 50 meters intervals along these lines. Concurrently geological mapping was conducted on and around the zones associated with the southern extension of the fault. In March 2006 we decided not to follow-up our preliminary exploration program on the Novo Porto property and have decided not to exercise our option to acquire the property.

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

     Initially exploration on the Sao Domingos property will entail mapping the outcrop geology and soils from shafts of previous workers in order to confirm lithologies and structural trends noted on government maps. Currently, four anomalous areas on the Sao Domingos property have been identified, Atacadao, Esmeril, Fofoca and Cachoeira from rock chip sampling, as warranting further investigation. We will conduct a soil sampling program, and further rock chip sampling over the anomalous areas in order to set and orientate the soil grids. This work was initiated during the second quarter of 2006.

     In late May, 2006 we continued the exploration of the Sao Domingos property with the initiation of a projected 5,000 metre diamond-drilling program. The drill program is targeting the known mineralised E-W trending dominant quartz veins that were exposed by artisanal miners utilizing water canon, pump and sluice mining methods at the Atacadao gold occurrence. This area was the focus of both alluvial and relatively shallow underground hard rock (oxidized) mining. The lithology is porphyritic Pararui granite containing stockwork quartz veins. Limited historical underground production was carried out via approximately 50 shallow shafts sunk in the oxidized material peripheral to the dominant quartz veins. No dewatering was utilized and generally mining ceased, as water became a problem.

     On June 18, 2006 we completed our first drill hole on the Sao Domingos property down to a depth of 124.5 metres and encountered several zones of alteration containing mineralisation, and zones of stockwork. Assay results from the drilling are tabulated below.

     6m @ 1.31 g/t Gold from 29m
     2m @ 1.09 g/t Gold from 57m
     8m @ 1.19 g/t Gold from 73m

     The gold mineralisation in the first hole confirms the potential for the Attacadau occurrence and we are now in a position to continue testing the anomaly further along strike. Reassessment of the anomaly shows it to strengthen to the North West and we have prepared the area for drill testing. The drilling will now target an extension of the mineralisation from the first hole along strike. Based on the soil sampling results it appears the mineralised halo increases in grade and width as it is traced NE from the current intersections.

     Gold mineralization has been intersected in several zones through the first drill hole and has now given us a much better understanding of the subsurface geometry of the mineralised portion of this structure. We feel this is the weakest part of the mineralised structure based on the geochem results and anticipate it to strengthen to the NW. We will now look to extend the drilling campaign and target this structure along strike. A second drill hole is currently being drilled and is targeting extensions of the expected mineralisation from the first drill hole.

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

     Results of soil geochemistry at the Santa Isabel Property show a very high-grade 400m anomaly grading +2g/t in soils with other assays at +1 g/t in soils over a strike length of several hundred meters. We intend to initiate drilling on the Santa Isabel property to test the depth and strike potential of the anomaly.

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

(D)  Results  of  Operations

     Six  Months  Ended  June  30,  2006  versus  Six Months Ended June 30, 2005

     For the six months ended June 30, 2006 we recorded a net loss of $ 1,869,399 (2005 net income - $6,473) or $0.04 per share (2005 - $0.00).

     General and administrative expenses - For the six months ended June 30, 2006 we recorded expenses of $293,838 (2005 - $46,812). This amount includes, professional fees - accounting $25,031 (2005 - $383) and legal $68,352 (2005 - $734).

     Exploration expenditures - For the six months ended June 30, 2006 we recorded exploration expenses of $1,575,561 (2005 - $2,036). The following is a breakdown of the exploration expenses by property: Brazil $1,573,316 (2005 - $0) and Canada, Kumealon property $2,245 (2005 - $2,036).

     Depreciation expense - For the six months ended June 30, 2006 we recorded depreciation expense of $627 (2005 - $2,173).

(E)  Capital  Resources  and  Liquidity

     June  30,  2006  versus  June  30,  2005:

     At  June  30,  2006,  we  had  cash of $2,195,289 (2005 - $127) and working capital of $2,180,847 (2005 working capital deficiency - $19,175) respectively. Total liabilities as of June 30, 2006 were $32,460 (2005 - $40,920) a decrease of $8,460. In February 2006, we closed a private placement of 8,000,000 of our common shares at $0.50 per common share for net proceeds of $3,900,000. For the six months ended June 30, 2006 we recorded a net loss of $1,869,399 ($0.04 per share), compared to net income of $6,473 ($0.00 per share) for the same period in 2005.

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

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

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

     Our exploration work program in 2006 and 2007 on the Brazilian Tapajos properties will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

     We have set up a field operations center at the Sao Domingos property and intend to initially focus our exploration activities on anomalies associated with the Sao Domingos Property. We selected the Sao Domingo property based on its proximity to our other properties, and the logistics currently in place. Access to Sao Domingo is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

     We will conduct exploration programs on our properties adjacent to the Sao Domingos property using the road and river access to the properties from the Sao Domingos field operations centre. Initially exploration on the Sao Domingos property will entail mapping the outcrop geology and soils from shafts of previous workers in order to confirm lithologies and structural trends noted on government maps. Currently, four anomalous areas on the Sao Domingos property have been identified, Atacadao, Esmeril, Fofoca and Cachoeira from rock chip sampling, as warranting further investigation. We will conduct a soil sampling program, and further rock chip sampling over the anomalous areas in order to set and orientate the soil grids. This work will be initiated during the second quarter of 2006 when weather conditions will be more conducive.

     Concurrently, we intend to initiate drilling on the Santa Isabel property in response to the high grade rock chip results collected from previous workings on outcropping mineralized quartz veins. Drill hole locations are currently being assessed and negotiations with drilling contractors are nearing completion.

     We will also continue to evaluate the Ouro Mil, Sao Joao, Piranhas, Branca de Neve, Bigode and Santa Lucia properties through ongoing geochem programs and by mapping and sampling the quartz veins and structures in order to set up and orientate the soil grids.

     The  data  assembled  from  this  work  will  be used to determine whether:
     (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

     We are not planning to do any exploration work on the British Columbia Kumealon limestone property in 2006 and 2007.

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

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

     Our policy regarding exploration costs is that exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2006 and December 31, 2005, we did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities

     Generally accepted accounting principles require us to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If we determine there has been impairment, then we would be required to write-down the recorded value of our property, plant and equipment costs which would reduce our earnings and net assets.

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

Item 2. Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

     In February 2006, we closed a private placement of 8,000,000 of our common shares at $0.50 per common share for net proceeds of $3,900,000. The funds will be used for working capital.

Item 3. Defaults  Upon  Senior  Securities

     Not  Applicable

Item 4. Submission  of  Matters  to  a  Vote  of  Security  Holders

     The Company held its Annual General Meeting on June 29, 2006. At the meeting one shareholder holding 653,817 shares was present in person and 18,810,524 shares were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:

               1. The election of Antonino Cacace, Klaus Eckhof and Cameron Richardson as the directors of the Company,
               2. The appointment of Peterson Sullivan PLLC, as independent accountants for the Company

Item 5. Other  Information

     None.

Item 6. Exhibits

3.1.1    Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4
         1998 (SEC File No. 000-24393 98720970). *
3.1.2    Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *
3.1.3    Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *
3.2.1    By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File
         No. 000-24393 98720970). *
3.2.2    Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on
         June 4, 1998 (SEC File No. 000-24393 98720970). *
10.1.1   Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation
         incorporated by reference to the registration statement on Form SB filed on  December 16, 2005 (SEC File No.
         333-130379 051269300). *
10.1.2   Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation
         incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No.
         333-130379 051269300). *
10.2.1   Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation
         incorporated by reference to the registration statement on Form SB filed on December 16, 2005  (SEC File No.
         333-130379 051269300). *
10.2.2   Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *
10.2.3.  Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to
         English Corporation incorporated by reference to the registration statement on Form SB filed on December 16,
         2005 (SEC File No. 333-130379 051269300). *
10.2.4   Novo Porto Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File
         No. 000-24393-06715925). *
10.2.5   Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English
         Corporation incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-
         06715925). *
10.2.6   Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *
10.2.7   Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to
         English Corporation incorporated by reference to the registration statement on Form SB filed on December 16,
         2005 (SEC File No. 333-130379 051269300). *
10.3.1   Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *


10.3.2   Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on
         Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *
10.3.3   Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English
         Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC
         File No. 333-130379 051269300). *
10.3.4   Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File
         No. 000-24393-06715925). *
10.3.5   Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *
10.4.1   Assignment of Sao Domingo Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379
         051269300). *
10.4.2   Sao Domingo Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *
10.4.3   Declaration of Translator for translation of Sao Domingo Memorandum of Understanding from Portuguese to
         English incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File
         No. 333-130379 051269300). *
10.4.4   Sao Domingos Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC
         File No. 000-24393-06715925). *
10.4.5   Declaration of Translator for translation of Sao Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.5.1   Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File
         No. 000-24393-06715925). *
10.5.2   Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *
10.6.1   Sao Joao Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File
         No. 000-24393-06715925). *
10.6.2   Declaration of Translator for translation of Sao Joao Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *
10.7.1   Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on March 28, 2006
         (SEC File No. 000-24393-06715925). *
10.7.2   Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *
10.8.1   Branca de Neve Memorandum of Understanding.
10.8.2   Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to
         English.
10.9.1   Bigode Memorandum of Understanding.
10.9.2   Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English.
10.10.1  Santa Lucia Memorandum of Understanding.
10.10.2  Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to
         English.
16.1     Letter on change in certifying accountant incorporated by reference to the Form 10-KSB filed on March 28, 2006
         (SEC File No. 000-24393-637373). *
16.2     Letter on change in certifying accountant incorporated by reference to the Form 10-KSB filed on March 28, 2006
         (SEC File No. 000-24393-06588079). *
31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1     Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC
         File No. 000-24393-04689262). *

* Previously filed

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Aurora  Gold Corporation
                                     -------------------------
                                     Registrant

Date:   July  24,  2006              BY:  /s/  Klaus  Eckhof
        ---------------                   ------------------
                                          Klaus Eckhof
                                          Director

Date:   July  24,  2006              BY:  /s/  Cameron  Richardson
        ---------------                   ------------------------
                                          Cameron Richardson
                                          Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   July  24,  2006              BY:  /s/  Klaus  Eckhof
        ---------------                   ------------------
                                          Klaus Eckhof
                                          President, Chief Executive Officer and
                                          Director

Date:   July  24,  2006              BY:  /s/  Cameron  Richardson
        ---------------                   ------------------------
                                          Cameron Richardson
                                          Chief Financial Officer and Director