Form 10QSB
period 2006-09-30
AURORA GOLD CORP
filed 2006-11-15
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from            to
                                    ----------    ----------

     Commission file number 0-24393
                            -------

AURORA GOLD CORPORATION
-----------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                     13-3945947
--------                                     ----------
(State or other jurisdiction                 (IRS EmployerIdentification No.)
of incorporation or organization)

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,218,522 shares of Common Stock were outstanding as of November 10, 2006.

Transitional  Small  Business  Disclosure  Format  (check  one);

YES  [ ]  NO  [X]

                             AURORA GOLD CORPORATION

This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 - Financial Information - Item 1. "Financial Statements" and Item 2. "Management's Discussion and Analysis or Plan of Operation."

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.


                                       INDEX


                                                                           Page No.
                          PART I. Financial Information
Item 1.  Financial Statements

    Consolidated Balance Sheets --                                            3
    September 30, 2006 (unaudited) and December 31, 2005 (audited)

    Interim Consolidated Statements of Operations (unaudited)                 4
    Three and Nine-months Ended September 30, 2006 and 2005; and for the period from October 10, 1995 (Inception) to September 30, 2006

    Interim Consolidated Statements of Cash Flows (unaudited)                 5
    Nine-months Ended September 30, 2006 and 2005; and for the period from October 10, 1995 (Inception) to September 30, 2006

    Notes to Interim Consolidated Financial Statements(unaudited)             6

Item 2.  Management's Discussion and Analysis or Plan of Operation            10

Item 3.  Controls and Procedures                                              18

                            PART II. Other Information

Item 1.  Legal Proceedings                                                    19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 5.  Other Information                                                    19

Item 6.  Exhibits & Reports on Form 8-K                                       20

Signatures                                                                    21

Item 1. Financial Statements


AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Expressed in U.S. Dollars)                                       September 30    December 31
                                                                          2006           2005
                                                                   (unaudited)      (audited)
---------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash                                                          $     641,817   $    164,189
  Available-for-sale securities                                        18,829         33,451
---------------------------------------------------------------------------------------------
Total current assets                                                  660,646        197,640

Equipment, net                                                              -            679
---------------------------------------------------------------------------------------------
Total assets                                                    $     660,646   $    198,319
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                         $      44,333   $     32,588
---------------------------------------------------------------------------------------------
Total current liabilities                                              44,333         32,588
=============================================================================================

Stockholders' Equity
  Common stock
  Authorized:
    50,000,000 common shares, with par value $0.001each
  Issued and outstanding:
    44,218,522 (December 31, 2005 - 36,218,522) common shares          44,218         36,218
  Additional paid-in capital                                        8,474,137      4,582,137
  Accumulated deficit during the exploration stage                 (7,882,806)    (4,448,010)
  Accumulated other comprehensive income (loss)                       (19,236)        (4,614)
---------------------------------------------------------------------------------------------
  Total Stockholders' equity                                          616,313        165,731
---------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $     660,646   $    198,319
=============================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                       Cumulative
Interim Consolidated Statements of Operations          October 10    Three months    Three months     Nine months     Nine months
(Expressed in U.S. Dollars)                      1995 (inception)           Ended           Ended           Ended           Ended
(Unaudited)                                       to September 30    September 30    September 30    September 30    September 30
                                                             2006            2006            2005            2006            2005
---------------------------------------------------------------------------------------------------------------------------------
Expenses
  Administrative and general                    $        867,594   $      47,224   $       3,691   $     155,886   $      13,366
  Depreciation and amortization                           54,953              52             771             679           2,944
  Imputed interest on loan payable -
    related party                                          1,560               -               -               -               -
  Interest, bank charges and
    foreign exchange loss                                 63,775           1,700             723          14,298             667
  Professional fees - accounting
    and legal                                            605,627          85,492           4,186         178,875           5,303
  Property search and negotiation                        225,198               -           1,137               -           5,040
  Salaries and consulting fees                         1,087,803          43,228             679         121,796          30,679
---------------------------------------------------------------------------------------------------------------------------------
                                                       2,906,510         177,696          11,187         471,534          57,999
Exploration expenses                                   4,773,025       1,387,701          92,679       2,963,262          94,715
Write-off of mineral property costs                      172,981               -               -               -               -
---------------------------------------------------------------------------------------------------------------------------------
                                                       7,852,516       1,565,397         103,866       3,434,796         152,714
---------------------------------------------------------------------------------------------------------------------------------
Other income (loss)
  Gain on disposition of subsidiary                      216,474               -               -               -               -
  Interest income                                         22,353               -               -               -               -
  Gain on sale of rights to the Matupa
    agreement,
    net of expenses of $138,065                           80,237               -          17,338                          80,928
  Realized (loss) on investments                         (32,756)              -               -               -          (8,269)
  Operating (loss) of Spun-off
    operations                                          (316,598)              -               -               -               -
---------------------------------------------------------------------------------------------------------------------------------
                                                         (30,290)              -          17,338               -          72,659
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                       $     (7,882,806)  $  (1,565,397)  $     (86,528)  $  (3,434,796)  $     (80,055)
=================================================================================================================================

Earnings (loss) per share
- basic and diluted                                                $       (0.04)  $       (0.00)  $       (0.08)  $       (0.00)
=================================================================================================================================

Weighted average number of
    common shares outstanding
    - basic and diluted                                               44,218,522      24,222,432      42,659,698      24,222,432
=================================================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                                           Cumulative
Interim Consolidated Statements of Cash Flows                              October 10     Nine months     Nine months
(Expressed in U.S. Dollars)                                          1995 (inception)           Ended           Ended
(Unaudited)                                                           to September 30    September 30    September 30
                                                                                 2006            2006            2005
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss) for the period                                    $     (7,882,806)  $  (3,434,796)  $     (80,055)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      - depreciation and amortization                                         54,953             679           2,944
      - compensation on stock options                                        720,500               -               -
      - expenses satisfied with issuance of common stock                     498,800               -               -
      - expenses satisfied with transfer of marketable securities             33,903               -          33,903
      - imputed interest on loan payable - related party                       1,560               -               -
      - write-off of mineral property costs                                  172,981               -               -
      - adjustment for spin-off of Aurora Metals (BVI) Limited               316,498               -               -
      - realized loss on investments                                          32,756               -           8,269
      - gain on sale of rights to Matupa agreement,
        net of expenses                                                      (80,237)              -         (80,928)
Changes in assets and liabilities:                                                 -
      - increase in receivables                                             (206,978)              -         (38,756)
      - increase in accounts payable
        and accrued expenses                                                 584,490          11,745          31,139
---------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (5,753,580)     (3,422,372)       (123,484)
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of equipment                                                      (57,891)              -               -
  Proceeds on disposal of equipment                                           14,449               -               -
  Acquisition of mineral property costs                                     (172,981)              -               -
  Payment for incorporation cost                                             (11,511)              -               -
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (227,934)              -               -
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock,
    net of  issuance costs                                                 6,552,339       3,900,000         650,000
  Loan proceeds from related party                                            39,000               -               -
  Loan proceeds                                                               31,992               -               -
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  6,623,331       3,900,000         650,000
---------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                        641,817         477,628         526,516
Cash and cash equivalents, beginning of period                                     -         164,189           1,275
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $        641,817   $     641,817   $     527,791
=====================================================================================================================

The accompanying notes are an integral part of these financial statements

         Notes to Interim Consolidated Financial Statements (Unaudited)
         --------------------------------------------------------------

1.   Nature  of  Business  and  Continuance  of  Operations

     Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and it is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and the Company has not generated any operating revenues to date.

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

          These unaudited interim consolidated financial statements do not include all the information and disclosures required by US GAAP for annual financial statements. The accounting policies used in the preparation of the accompanying unaudited interim consolidated financial statements are the same as those described in our audited consolidated financial statements and notes thereto for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the periods presented have been reflected in these consolidated financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and the notes thereto for the year ended December 31, 2005. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

     (c)  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. We did not have any cash equivalents at September 30, 2006 and December 31, 2005.

     (d)  Available-for-Sale  Securities

          Our available-for-sale securities consist of shares of common stock of one publicly traded company and are stated at fair value. The cost of these securities is $38,065 at September 30, 2006 and the gross unrealized holding loss of $19,236 is included in accumulated other comprehensive income (loss) at September 30, 2006. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding losses at September 30, 2006 are on available-for-sale securities. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

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

               Computer equipment           2 years
               Office equipment             5 years
               Telecommunication equipment  5 years

     (f)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2006 and December 31, 2005, the Company did not have proven reserves.

          Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

     (g)  Share-Based  Payments

          We have adopted the fair value method of accounting for stock-based compensation consistent with Statement of Financial Accounting Standards No. 123 (R) (SFAS 123 (R)), Share-based Payment. No expense has been recorded in these consolidated financial statements because the Company has made no share based payments during the three or nine months ended September 30, 2006 and 2005.

     (h)  Advertising  Expenses

          We expense advertising costs as incurred. We did not incur any advertising expenses for the three and nine months ended September 30, 2006 and 2005.

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

     (j)  Concentration  of  Credit  Risk

          We place our cash and cash equivalents with high credit quality financial institutions. We occasionally maintain balances in a financial institution exceeding the insured amount. As of September 30, 2006 and December 31, 2005, we had deposits in a bank exceeding insured limits.

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

          The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. We have not recognized any impairment losses through September 30, 2006.

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

     (m)  Intangible  Assets

          We adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets which requires that goodwill and intangible assets with indefinite lives are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over its useful life or its estimated useful life.

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

     (p)  Earnings  (Loss)  Per  Share

          Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. We have adopted the Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for the three and nine months ended September 30, 2006 and 2005 because there are no potentially dilutive securities outstanding during those periods.

     (q)  Comprehensive  Income

          We have adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company's accumulated other comprehensive loss consists solely of the accumulated unrealized gain/(loss) on available-for-sale securities.

     (r)  Recent  Accounting  Developments

          In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of January 1, 2007. The Company has not yet determined the impact of applying FIN 48.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("FAS 158"). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company has not yet determined the impact of applying FAS 158.

3.   Common  stock

     During February 2006, the Company issued 8,000,000 shares of common stock for net proceeds of $3,900,000.

4.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these consolidated financial statements include:

     During the three and nine months ended September 30, 2006, consulting fees to directors of $2,685 and $19,018, respectively (three and nine months ended September 30, 2005 - $ 679 and $30,679) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Item 2. Management's  Discussion  and  Analysis  or  Plan  of  Operation

(A)  General

     This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the nine months ended September 30, 2006, in comparison to the corresponding prior-year period. This MD&A has been prepared as of November 10, 2006. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and nine months ended September 30, 2006 and 2005 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2005 and the related annual MD&A included in the December 31, 2005 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B) Significant developments during the nine months ended September 30, 2006 and Subsequent Events

     During 2006 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

     Between December 21, 2005 and May 26, 2006 we signed four Memorandum of Understanding ("MOU") covering the Piranhas, Branca de Neve, Bigode and Santa L cia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. The MOUs provide us with a review period, ranging from two months to six months, to access the mineral potential of the properties.

     Between January 1, 2006 and March 31, 2006 we signed five option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, Sao Domingos and Sao Joao mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. In March 2006 we decided not to exercise our option to acquire the Novo Porto property. In October 2006 we decided not to exercise our option to acquire the Ouro Mil property.

     Memorandum  of  Understandings:
     -------------------------------

     The Piranhas MOU provides us with a 180 day review period to access the gold potential of the property. If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an option agreement with the property vendors for the Assignment and transfer of the mineral rights. We are currently negotiating the Piranhas option agreement.

     The terms of the Piranhas option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Piranhas project mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: June 30, 2006 - USD $30,000 (paid); July 21, 2006 - USD $70,000 (payment will be made as soon as the Vendor converts the licence into an exploration licence and transfers title to Aurora Gold); July 21, 2007 - USD $120,000; July 21, 2008 - USD $180,000; July 21, 2009 - USD $1,600,000 for a total of USD
     $2,000,000. The vendor will have a 1.5% Net Smelter Royalty. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

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

     The terms of the Branca de Neve option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branca de Neve property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: April 28, 2006 - R$35,000 (Reals - Brazilian currency - Paid); October 25, 2006 - R$35,000; April 25, 2007 - R$35,000; October 25, 2007 - R$35,000; April 25,
     2008  -  R$35,000;  October 25, 2008 - R$35,000; April 25, 2009 - R$35,000;
     April 25, 2009 - R$500,000 for a total of R$745,000. The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of R$500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

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

     The terms of the Santa Lucia option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Lucia property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: September 1, 2006 - USD $20,000 (payment will be made as soon as the Vendor converts the licence into an exploration licence and transfers title to Aurora Gold); March 1, 2007 - USD $50,000; March 1, 2008 - USD $60,000; March 1, 2009 - USD
     $70,000;  September 1, 2009 - USD $500,000 for a total of USD $700,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     Option  Agreements:
     -------------------

     The Novo Porto option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Novo Porto property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: December 25, 2005 - USD $2,500 (paid); January 15, 2006 - USD $10,000 (paid); May 30, 2006 - USD $37,500; May 30, 2007 - USD
     $50,000;  May  30,  2008 - USD $75,000; May 30, 2009 - USD $1,850,000 for a
     total of USD $2,025,000. The agreement was not formally executed until 2006 and the initial payment of $2,500 due December 25, 2005 was not paid until 2006. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     In March 2006 we decided not to follow-up our preliminary exploration program on the Novo Porto property and have decided not to exercise our option to acquire the property and no further payments are due.

     The Ouro Mil option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Ouro Mil property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: January 20, 2006 - USD $30,000 (paid); July 20 2006
     -  USD $70,000 (paid USD $6,849); July 20, 2007 USD $120,000; July 20, 2008
     -  USD  $180,000;  July  20,  2009  -  USD  $1,500,000  for  a total of USD
     $1,900,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

     any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000.The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due and no further payments are due.

     In October 2006 we decided not to follow-up our preliminary exploration program on the Ouro Mil property and have decided not to exercise our option to acquire the property and no further payments are due.

     The Santa Isabel option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Isabel property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: February 7, 2006 - USD $25,000 (paid); July 21, 2006
     -  USD  $60,000  (paid);  July  21, 2007 - USD $80,000; July 21, 2008 - USD
     $100,000; July 21, 2009 - USD $1,500,000 for a total of USD $1,765,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     The Sao Domingos option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Sao Domingos property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: February 7, 2006 - USD $40,500 (paid); July 30, 2006
     -  USD  $67,500  (paid);  July 30, 2007 - USD $112,500; July 30, 2008 - USD
     $139,500;  December  30, 2008 - USD $675,000 for a total of USD $1,035,000.
     The vendor will have a 2.0% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     The Sao Joao option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Sao Joao property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: February 7, 2006 - USD $20,000 (paid); September 12, 2006 - USD $25,000 (paid); September 12, 2007 - USD $60,000; September 12,
     2008  - USD $80,000; September 12, 2009 - USD $1,250,000 for a total of USD
     $1,435,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

     In February 2006, we closed a private placement of our common shares for net proceeds of $3,900,000. The private placement was done with individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

(C)  Exploration  and  Development

     We conduct our exploration and property acquisition activities from our head office, which is located at 30 Ledgar Road, Balcatta, Western Australia, 6021 Australia. The telephone number is (+61 8) 9240-2836. The Field office for our exploration activities in Brazil is located at Estrada Do Bis, 476, Bairro, Bom Jardim, Itaituba, in the Tapajos gold province of the State of Para, Brazil.

     We are currently concentrating our exploration activities in Brazil and Canada. We are also examining data relating to the potential acquisition of other exploration properties in Mexico and South America.

     We currently have an interest in seven projects located in Tapajos gold province in Para State, Brazil and one property located in British Columbia, Canada. We have conducted only preliminary exploration activities to date

Item  2.     Management's  Discussion and Analysis or Plan of Operation (cont'd)

     and may discontinue such activities and dispose of the properties if further exploration work is not warranted. Our strategy is to concentrate our investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     Our seven properties totalling approximately 44,469 hectares located in the Tapajos gold province in Para State, Brazil consist of, Santa Isabel, Sao Domingos, Sao Joao, Piranhas, Branca de Neve, Bigode and Santa L cia.

     For the nine months ended September 30, 2006 we recorded exploration expenses of $2,963,262 (2005 - $94,715). The following is a breakdown of the exploration expenses by property: Brazil $2,961,017 (2005 - $112,679 less cost recovery of $20,000) and Canada, Kumealon property $2,245 (2005 - $2,036).

     We have commenced reconnaissance exploration programs on each of the properties. The Santa Isabel, Sao Domingos, Sao Joao, Piranhas, Branca de Neve, Bigode and Santa Lucia properties are located in the southern part of the rich and largely unexplored Tapajos gold province.

     We have conducted preliminary investigations of the Sao Joao property area, which has confirmed the existence of mineralised quartz veins and stockwork systems within these Intrusive Granite Suites and we will continue to evaluate the property.

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

     A literature review was carried out on the Santa Isabel property resulting in a compilation of previous soil sampling and mapping. Limited rock chip sampling confirmed the existence of quartz vein mineralisation. Further work was carried included detailed mapping of the mineralised area, which revealed the quartz vein systems to be extensive. A series of drill targets was laid out in preparation for drilling. This drilling is scheduled to begin in November.

     An extensive property wide soil-sampling program was completed on Santa Isabel. The program parameters were for a regional trend parallel base line with sidelines spaced every 200m and sample spacing at 50m intervals. Several anomalous zones are noted and the assays and geology are currently being combined so as to put the results into context. Results of soil geochemistry at the Santa Isabel Property show a very high-grade 400m anomaly grading +2g/t in soils with other assays at +1 g/t in soils over a strike length of several hundred meters. We intend to initiate drilling on the Santa Isabel property to test the depth and strike potential of the anomaly. This data is currently under review, and will also form the basis of further drill targets.

     A limited rock chip and laterite program was carried out over the Ouro Mil site to confirm the potential for economic mineralisation. The Ouro Mil site was also inspected for the potential of a future logistical center, though, due to no encouraging results, this was discounted and we decided not to proceed with the option. In October 2006 we decided not to exercise our option to acquire the Ouro Mil property.

     Initial exploration on the Sao Domingos property entailed mapping the outcrop geology and soils from shafts of previous workers in order to confirm lithologies and structural trends noted on government maps. Currently, four anomalous areas on the Sao Domingos property have been identified, Atacadao, Esmeril, Fofoca and Cachoeira from rock chip sampling, and warranted further investigationWork initiated during the second quarter of 2006, included soil sampling and a more comprehensive and controlled rock chip sampling program. The results of which led to targets on all the anomalous areas being drill tested.

     In late May, 2006 we continued the exploration of the Sao Domingos property with the initiation of a projected 5,000 metre diamond-drilling program. The drill program is targeting the known mineralised E-W trending

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

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

     Drill results from the Sao Domingos project confirm the potential of the large, gold in soil, anomalies tested. To date a total of 2,484m of drilling has been completed, of which approximately 70% of results have been received. Results show the area is highly mineralised and the significant intersections will be followed up and added to the geological model. The Company is confident that the Molly target is related to the Esmeril and Atacadao targets and that a new discovery has been made.

     Initial  significant  intersections  of  first  pass  drilling  include:

     The Molly target
     FOFDD002            9293977N            607011E          190RL
     20m @ 2.8g/t gold from 60m
     Include copper grades at over 10,000ppm being re-assayed to get full % values

     FOFDD003            9293977N            607092E          191RL
     6m   @ 7.3g/t   gold from 83m
     Include copper grades at over 10,000ppm being re-assayed to get full % values

     The Atacadao target
     ATADD001            9289223N            604696E          226RL
     4m   @ 3.54g/t gold from 59m

     The Esmeril target
     ESMDD002            9293891N            602498E          252RL
     12.6m  @ 1.70g/t gold from 49m

     Numerous other wide intercepts of anomalous values, greater then 0.5g/t gold are recorded and the Company is confident these will assist in the geological interpretation and for directing further drilling to intersect the high grade mineralised zones.

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

     The Sao Joao property follow up trenching has revealed 6 quartz veins ranging in width from 0.15 to 0.5m in width. The quartz veins are hosted in a member of the Pararui granite, which is the host of several large gold occurrences

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

     in this region of the Tapajos. The granite is stock worked with iron stained veinlets between the major veins, and Aurora Gold is confident these will also host economic gold mineralisation.

     A trench cut along Vein 1 was sampled on 5m intervals resulting in 80m @ 30.94 g/t Au. This vein has been traced on surface for approximately 140m though sub-cropping quartz fragments which indicate this vein may be in excess of 200m in length.

     A series of 6 trenches totaling approximately 350m have been cut along 6 sub parallel veins. These veins are believed to be part of a NE trending brittle shear zone.

     A road was completed through the jungle giving direct vehicular access to Sao Joao from the company field base at Sao Domingos,. In the past all access was by light plane or boat, and the new road will greatly assist the further development of the project.

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

(D)  Results  of  Operations

     Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

     For the nine months ended September 30, 2006 we recorded a net loss of $ 3,434,796 (2005 net loss - $80,055) or $0.08 per share (2005 - $0.00).

     Expenses - For the nine months ended September 30, 2006 we recorded expenses of $471,534 (2005 - $57,999). This amount includes, professional fees - accounting $30,518 (2005 - $404) and legal $148,357 (2005 - $4,899).

     Exploration expenditures - For the nine months ended September 30, 2006 we recorded exploration expenses of $2,963,262 (2005 - $94,715). The following is a breakdown of the exploration expenses by property: Brazil $2,961,017 (2005 - $005 - $112,679 less cost recovery of $20,000) and
     Canada,  Kumealon  property  $2,245  (2005  -  $2,036).

     Depreciation expense - For the nine months ended September 30, 2006 we recorded depreciation expense of $679 (2005 - $2,944).

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

(E)  Capital  Resources  and  Liquidity

     September  30,  2006  versus  September  30,  2005:

     At  September  30,  2006,  we  had  cash  of $641,817 (2005 - $527,791) and working capital of $616,313 (2005 working capital - $456,312) respectively. Total liabilities as of September 30, 2006 were $44,333 (2005 - $110,435) a decrease of $66,102. In February 2006, we closed a private placement of 8,000,000 of our common shares at $0.50 per common share for net proceeds of $3,900,000. For the nine months ended September 30, 2006 we recorded a net loss of $3,434,796 ($0.08 per share), compared to net loss of $80,055 ($0.00 per share) for the same period in 2005.

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

     Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our property, there is no assurance that any such activity will generate funds that will be available for operations.

(F)  Plans for  the  Year  2006  and  2007

     During the next 12 months we intend to raise additional funds through equity offerings and/or debt borrowing to meet our administrative/general operating expenses and to conduct work on our exploration properties. There is, of course, no assurance that we will be able to do so.

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

     We will conduct exploration programs on our properties adjacent to the Sao Domingos property using the road and river access to the properties from the Sao Domingos field operations centre. Initially exploration on the Sao Domingos property will entail mapping the outcrop geology and soils from shafts of previous workers in order to confirm lithologies and structural trends noted on government maps. Currently, four anomalous areas on the Sao

Item 2. Management's  Discussion  and  Analysis  or  Plan  of Operation (cont'd)

(F)  Plans for  the  Year  2006  and  2007  (cont'd)

     Domingos property have been identified, Atacadao, Esmeril, Fofoca and Cachoeira from rock chip sampling, as warranting further investigation. We will conduct a soil sampling program, and further rock chip sampling over the anomalous areas in order to set and orientate the soil grids. This work was initiated during the second quarter of 2006 when the weather conditions were more conducive.

     Concurrently, we intend to initiate drilling on the Santa Isabel property in response to the high grade rock chip results collected from previous workings on outcropping mineralized quartz veins. Drill hole locations are currently being assessed and negotiations with drilling contractors are nearing completion.

     We will also continue to evaluate the Sao Joao, Piranhas, Branca de Neve, Bigode and Santa Lucia properties through ongoing geochem programs and by mapping and sampling the quartz veins and structures in order to set up and orientate the soil grids.

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

(G)  Application  of  Critical  Accounting  Policies

     The preparation of our financial statements requires us to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Our significant accounting policies are described in note 2 to our consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

     Our policy regarding exploration costs is that exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2006 and December 31, 2005, we did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

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

Item 3. Controls  and  Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                         PART II.     OTHER INFORMATION

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

3.1.1    Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4,
         1998 (SEC File No. 000-24393 98720970). *
3.1.2    Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *
3.1.3    Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *
3.2.     By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File
1        No. 000-24393 98720970). *
3.2.2    Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on
         June 4, 1998 (SEC File No. 000-24393 98720970). *
10.1.1   Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation
         incorporated by reference to the registration statement on Form SB filed on  December 16, 2005 (SEC File No.
         333-130379 051269300). *
10.1.2   Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation
         incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No.
         333-130379 051269300). *
10.2.1   Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation
         incorporated by reference to the registration statement on Form SB filed on December 16, 2005  (SEC File No.
         333-130379 051269300). *
10.2.2   Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *
10.2.3.  Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to
         English Corporation incorporated by reference to the registration statement on Form SB filed on December 16,
         2005 (SEC File No. 333-130379 051269300). *
10.2.4   Novo Porto Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File
         No. 000-24393-06715925). *
10.2.5   Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English
         Corporation incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393
         06715925). *
10.2.6   Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *
10.2.7   Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to
         English Corporation incorporated by reference to the registration statement on Form SB filed on December 16,
         2005 (SEC File No. 333-130379 051269300). *
10.3.1   Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *
10.3.2   Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on
         Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *
10.3.3   Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English
         Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005
         (SEC File No. 333-130379 051269300). *
10.3.4   Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File
         No. 000-24393-06715925). *
10.3.5   Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *
10.4.1   Assignment of Sao Domingo Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *
10.4.2   Sao Domingo Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *
10.4.3   Declaration of Translator for translation of Sao Domingo Memorandum of Understanding from Portuguese to
         English incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC
         File No. 333-130379 051269300). *


10.4.4   Sao Domingos Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC
         File No. 000-24393-06715925). *
10.4.5   Declaration of Translator for translation of Sao Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.5.1   Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC
         File No. 000-24393-06715925). *
10.5.2   Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *
10.6.1   Sao Joao Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File
         No. 000-24393-06715925). *
10.6.2   Declaration of Translator for translation of Sao Joao Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *
10.7.1   Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on March 28,
         2006 (SEC File No. 000-24393-06715925). *
10.7.2   Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to
         English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393 06715925). *
10.8.1   Branca de Neve Memorandum of Understanding.
10.8.2   Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to
         English.
10.9.1   Bigode Memorandum of Understanding.
10.9.2   Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English.
10.10.1  Santa Lucia Memorandum of Understanding.
10.10.2  Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to
         English.
16.1     Letter on change in certifying accountant incorporated by reference to the Form 10-KSB filed on March 28,
         2006 (SEC File No. 000-24393-637373). *
16.2     Letter on change in certifying accountant incorporated by reference to the Form 10-KSB filed on March 28,
         2006 (SEC File No. 000-24393-06588079). *
31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1     Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC
         File No. 000-24393-04689262). *

* Previously filed

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Aurora  Gold  Corporation
                                             -------------------------
                                             Registrant

Date:  November  10,  2006                   BY:  /s/  Klaus  Eckhof
       -------------------                        ------------------
                                                  Klaus  Eckhof
                                                  Director

Date:  November  10,  2006                   BY:  /s/  Cameron  Richardson
       -------------------                        ------------------------
                                                  Cameron  Richardson
                                                  Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  November  10,  2006                   BY:  /s/  Klaus  Eckhof
       -------------------                        ------------------
                                                  Klaus  Eckhof
                                                  President,  Chief  Executive
                                                  Officer  and  Director


Date:  November  10,  2006                   BY:  /s/  Cameron  Richardson
       -------------------                        ------------------------
                                                  Cameron Richardson
                                                  Chief Financial Officer and
                                                  Director