Form 10KSB
period 2006-12-31
AURORA GOLD CORP
filed 2007-04-17
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934
                   For the Fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                       Commission file number     0-24393

AURORA GOLD CORPORATION
(Name of small business issuer in its charter)

Delaware                                    13-3945947
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

30 Ledger Road, Balcatta, Western Australia, Australia        6021
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $23,777,706 as of April 12, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 45,968,522 shares of common stock were outstanding as of April 12, 2007.

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

Since 1996 we have acquired and disposed of a number of properties. We have not been successful in any of our exploration efforts to establish reserves on any of the properties that we owned or in which we have or have had an interest.

We currently have interest in eight (8) properties none of which contain any reserves. Please refer to "DESCRIPTION OF PROPERTIES." We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities.

Our principal and technical office is located at 30 Ledgar Road, Balcatta, WA 6021 Australia. The telephone number is (+61 8) 9240-2836. We conduct our exploration and property acquisition activities through the Balcatta office.

(B)     SIGNIFICANT DEVELOPMENTS IN FISCAL 2006 AND SUBSEQUENT EVENTS

In fiscal 2006 we issued 9,000,000 shares (fiscal 2005 - 13,000,000 shares) for net cash of $4,390,000 (fiscal 2005 - $650,000) and issued 250,000 shares
(fiscal  2005  -  3,684,091  shares)  to  pay  for services rendered of $175,000
(fiscal 2005 - $162,500). The carrying value of the indebtedness settled approximated the fair market value of the common shares issued.

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

Between January 1, 2006 and March 31, 2006 we signed five option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, S o Domingos and S o Jo o mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. In March 2006 we decided not to exercise our option to acquire the Novo Porto property. In October 2006 we decided not to exercise our option to acquire the Ouro Mil property. In March 2007 we decided not to exercise our option to acquire the Santa Isabel property.

MEMORANDUM OF UNDERSTANDINGS:

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

The terms of the Piranhas option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Piranhas project mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: June 30, 2006 - USD $30,000 (paid); July 21, 2006 - USD $70,000
(payment will be made as soon as the Vendor converts the licence into an exploration licence and transfers title to Aurora Gold and is not owed until that time); July 21, 2007 - USD $120,000; July 21, 2008 - USD $180,000; July 21,
2009 - USD $1,600,000 for a total of USD $2,000,000. The vendor will have a 1.5% Net Smelter Royalty. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

The Branca de Neve MOU provides us with a 180 day review period to access the gold potential of the property. If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an option agreement with the property vendor for the assignment and transfer of the mineral rights.

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

The terms of the Bigode option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branca de Neve property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: October 30, 2006 - USD$60,000 (paid in March 2007 when the vendor converted the licence into an exploration licence and transferred title to the Company and is not owed until that time); October 30, 2007 - USD$80,000; October 30, 2008 - USD$90,000; October 30, 2009 -
USD$100,000; October 30, 2010 - USD$1,000,000 for a total of USD $1,330,000. The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of USD$500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

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

The terms of the Santa Lucia option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Lucia property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: September 1, 2006 - USD $20,000 (payment will be made as soon as the Vendor converts the licence into an exploration licence and transfers title to Aurora Gold and is not owed until that time); March 1, 2007 - USD $50,000; March 1, 2008 - USD $60,000; March 1, 2009 - USD $70,000; September
1, 2009 - USD $500,000 for a total of USD $700,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

OPTION AGREEMENTS:

The Novo Porto option agreement allowed us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Novo Porto property mineral rights via structured cash payments. The total option agreement payments for the license were structured as follows: December 25, 2005
-  USD  $2,500 (paid); January 15, 2006 - USD $10,000 (paid); May 30, 2006 - USD
$37,500;  May 30, 2007 - USD $50,000; May 30, 2008 - USD $75,000; May 30, 2009 -
USD $1,850,000 for a total of USD $2,025,000. The agreement was not formally executed until 2006 and the initial payment of $2,500 due December 25, 2005 was not paid until 2006. The option agreement could be terminated at any time upon written notice to the vendor and we would be free of any and all payment commitments yet to be due.

In March 2006 we decided not to follow-up our preliminary exploration program on the Novo Porto property and have decided not to exercise our option to acquire the property and no further payments are due.

The Ouro Mil option agreement allowed us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Ouro Mil property mineral rights via structured cash payments. The total option agreement payments for the license were structured as follows: January 20, 2006
-  USD  $30,000  (paid);

July  20  2006 - USD $70,000 (paid USD $6,849); July 20, 2007 USD $120,000; July
20,  2008  -  USD  $180,000;  July  20, 2009 - USD $1,500,000 for a total of USD
$1,900,000. The vendor would have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000.The option agreement could be terminated at any time upon written notice to the vendor and we would be free of any and all payment commitments yet to be due and no further payments are due.

In October 2006 we decided not to follow-up our preliminary exploration program on the Ouro Mil property and have decided not to exercise our option to acquire the property and no further payments are due.

The Santa Isabel option agreement allowed us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Isabel property mineral rights via structured cash payments. The total option agreement payments for the license were structured as follows: February 7, 2006 - USD $25,000 (paid); July 21, 2006 - USD $60,000 (paid); July 21, 2007
-  USD $80,000; July 21, 2008 - USD $100,000; July 21, 2009 - USD $1,500,000 for
a total of USD $1,765,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we would be free of any and all payment commitments yet to be due.

In March 2007 we decided not to follow-up our preliminary exploration program on the Santa Isabel property and have decided not to exercise our option to acquire the property and no further payments are due.

The Sao Domingos option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the S o Domingos property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: February 7, 2006 - USD $40,500 (paid); July 30, 2006 - USD $67,500 (paid); July 30, 2007 - USD
$112,500;  July  30, 2008 - USD $139,500; December 30, 2008 - USD $675,000 for a
total of USD $1,035,000. The vendor will have a 2.0% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

The Sao Joao option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the S o Jo o property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: February 7, 2006 - USD $20,000 (paid); September 12, 2006 - USD $25,000 (paid); September 12, 2007
-  USD  $60,000;  September  12,  2008  -  USD $80,000; September 12, 2009 - USD
$1,250,000 for a total of USD $1,435,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

In February 2006, we closed a private placement of our common shares for net proceeds of $3,890,000. The private placement was done with individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In December 2006, we closed a private placement of our common shares for net proceeds of $500,000. The private placement was done with individuals and companies who reside outside the United States of

America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder)

In February 2007 the Company received proceeds of $500,000 from two loans. The loans bear interest at 6% per annum are unsecured and have no stated terms of repayment.

In March 2007 the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

During the first quarter of 2007 we signed an MOU covering the Comandante Arara mineral exploration licence located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. The terms of the Comandante Arara MOU provide us with a 60 day review period to access the gold potential of the property for the sum of R$100,000 (payment will be made as soon as the Vendor converts the licence into an exploration licence and transfers title to the Company and is not owed until that time).If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an Option Agreement with the property Vendors for the Assignment and transfer of the mineral rights.

(C)     EXPLORATION AND DEVELOPMENT

We conduct exploration activities from our principal and technical office in Balcatta, WA, Australia. These offices are provided to us on a rent free, month to month basis by Klaus Eckhof, one of our directors. We believe that these offices are adequate for our purposes.

Our strategy is to concentrate our investigations into: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities.

We are currently concentrating our property exploration activities in Brazil and Canada. We are also examining data relating to the potential acquisition of other exploration properties in Latin America, South America.

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. PLEASE REFER TO "DESCRIPTION OF OUR BUSINESS - RISKS RELATED TO OUR BUSINESS, PROPERTY AND INDUSTRY"

We currently have an interest in seven properties located in Tapajos gold province in Para State, Brazil and one property located in British Columbia, Canada. We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

For the year ended December 31, 2006 we recorded exploration expenses of $4,790,529 compared to $347,307 in fiscal 2005. The following is a breakdown of the exploration expenses by property: Brazil $4,788,284 (2005 - $345,271) and Canada, Kumealon property $2,245 (2005 - $2,036).

BRAZIL, SOUTH AMERICA

We have continued reconnaissance and second stage exploration programs on each of the properties. The properties Santa Isabel, Sao Joao, Piranhas and Sao Domingos are located in the southern part of the rich and largely unexplored Tapajos gold province.

Due to Government changes in land management, a large area of the central Tapajos Region, which includes the Nova Porto property area, was rezoned as a non commercial mining and subsequently the Company was forced to relinquish any options to explore Nova Porto for minerals.

Following on from the literature review over the Santa Isabel Property, completed during the latter part of 2006, we compiled a geochem soil grid and in filled areas not covered by previous workers. The grid was oriented NW, so as to parallel the local mineralizing structures. The cross lines were oriented 045 and spaced at 200m apart with samples taken at regular 50m intervals. Based on the results of the combined studies of the soil geochem, mapping and outcrop mapping a series of drill targets were generated. A total of 7 drill holes were completed for a total of 1200m, though assays are yet to be received. The drill holes targeted the depth extensions to the surface mineralization.

Due to inconsistent results from the soil geochem program completed over the Ouro Mil project we decided not to pursue the option.

At the Sao Domingos property a series of drill targets were generated to test the extent of surface mineralization on 4 anomalies. The targets were selected based on the results of the rock chip and geochem programs, conducted during 2005 and 2006. Results of drilling over the Fofoca anomaly delineated a mineralized envelope, the Molly zone, which is currently open along strike in both east and west directions and also to depth. The molly zone is currently under review for a potential inferred resource estimate, and for evaluation for further test work in the near future. Other drilling at Sao Domingos targeted potential depth extensions of water canon and sluice operations by previous local workers. The results of this drilling, demonstrated an erratic nature of mineralization and further subsurface exploration is scheduled to better understand the mineralizing styles encountered. Further development at Sao Domingos included the construction of the Company's field base and the office complex is expected to be completed early in 2007.

Exploration and development on the Sao Joao property focused on soil sampling and rock chip outcrop sampling on the several quartz veins located early in 2006. A series of trenches were cut to better test the continuity of the mineralizing systems and enclosed quartz veins. The results of the trenches confirmed the high grades of the previous rock chip results, and that there is significant continuity along strike. To date 5 veins have been noted and target generation for drill testing for depth and strike continuity was completed during mid December. Drilling is scheduled to begin early in 2007.

Initial rock chip and mapping was carried out on the Comandante Araras property for orientation purposes in preparation for a more focused target generation campaign during the drilling phase at the neighboring Sao Joao property.

We also completed a vehicular access track linking the Sao Domingos property to the Sao Joao property in order to better service the project from the field base at Sao Domingos.

BRITISH  COLUMBIA,  CANADA

In February 1999, we acquired, by staking, a high grade limestone property three
(3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, British Columbia, Canada. This property is highlighted by consistence of purity and whiteness of the limestone zone outcropping along the southwest shore of Kumealon Lagoon. The zone is comprised mostly of white, recrystallized, fine to course grained limestone, striking 150 degrees and can be traced for at least 1200 meters. The zone is estimated to have an average stratigraphic thickness of 180 meters.

Chip samples taken across the zone averaged 55.06% CaO, 2.11% insolubles and 43.51% ignition loss. The zone is estimated to contain 19 million tonnes of high-grade limestone over a strike length of 1200 meters, with an average width of 180 meters and an average height above water of 30 meters. This property has no known reserves.

We have conducted only preliminary exploration activities on these properties. None of the foregoing properties contain any known reserves.

(D)     EMPLOYEES

As of April 12, 2007 there were six full time employees and five part time employees.

(E)     RISKS  RELATED  TO  OUR  BUSINESS,  PROPERTY  AND  INDUSTRY

WE ARE AN EXPLORATION STAGE COMPANY WITH NO HISTORY OF OPERATIONS, WHICH HAS INCURRED SUBSTANTIAL LOSSES AND, THEREFORE, THERE IS A STRONG LIKELIHOOD THAT WE MAY FAIL.

Due to the fact that we have not commenced any business operations, we have no operating history upon which to evaluate the likelihood that our business will be successful. We have never earned any revenues. In addition, we have incurred net losses of approximately $9,911,865 for the period from our inception (October 10, 1995) through December 31, 2006 and, based upon current plan of operation, we expect that we will incur losses for the foreseeable future.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such companies. We are subject to all of the risks inherent to a new business enterprise, such as established bank relationships, limited capital resources, lack of manpower, and possible cost overruns. Potential investors must also weigh the likelihood of success in light of any problems, complications, and delays that may be encountered with the exploration of our properties.

BECAUSE WE DO NOT HAVE ANY REVENUES, WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2006 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have never generated revenues and we have never been profitable. Prior to completing exploration on our mineral properties, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our properties, we will fail and you will lose your entire investment in this offering.

NONE OF THE PROPERTIES IN WHICH WE HAVE AN INTEREST OR THE RIGHT TO EARN AN INTEREST HAVE ANY KNOWN RESERVES.

We currently have an interest or the right to earn an interest in eight properties, none of which have any reserves. To date, we have engaged in only limited preliminary exploration activities on the properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish reserves we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline and you may lose all or a portion of your investment.

WE ARE SUBJECT TO ALL THE RISKS INHERENT TO MINERAL EXPLORATION, WHICH MAY HAVE AN ADVERSE AFFECT ON OUR BUSINESS OPERATIONS.

We are subject to the numerous risks and hazards inherent to the mining industry including, without limitation, the following:

     - mineral exploration is subject to substantial operating hazard some of which are not insurable or may not be insured due to economic considerations;

     -    interruptions  caused  by  adverse  weather  conditions;

     - unforeseen limited sources of supplies may resulted in shortages of materials, equipment and availability of experienced manpower. The prices and availability of such equipment, facilities, supplies and manpower may change and have an adverse effect on our operations, causing us to suspend operations or cease our activities completely.

BECAUSE WE HAVE NOT COMMENCED PRELIMINARY EXPLORATION OF OUR PROPERTIES, WE FACE A HIGH RISK OF BUSINESS FAILURE AND THIS COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT.

We have not begun the initial stages of exploration of our properties, and thus have no way to evaluate whether we will be able to operate our business successfully. To date, we have been involved primarily in organizational activities, acquiring interests in properties and in conducting preliminary exploration of properties. We have not earned any revenues and have not achieved profitability as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment in this offering.

IT IS POSSIBLE THAT OUR TITLE FOR THE PROPERTIES IN WHICH WE HAVE AN INTEREST WILL BE CHALLENGED BY THIRD PARTIES.

We have not obtained title insurance for our properties. It is possible that the title to the properties in which we have our interest will be challenged or impugned. If such claims are successful, we may loose our interest in such properties.

OUR FAILURE TO COMPETE WITH OUR COMPETITORS IN THE MINERAL EXPLORATION INDUSTRY FOR FINANCING, ATTRACTING MINING CLAIMS, AND FOR QUALIFIED MANAGERIAL AND TECHNICAL EMPLOYEES WILL CAUSE OUR BUSINESS OPERATIONS TO SLOW DOWN OR BE SUSPENDED.

Our competition includes large established mineral exploration companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We may also compete with other mineral exploration companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS APPLICABLE TO OUR OPERATIONS MAY ADVERSELY AFFECT OUR CAPITAL LIQUIDITY.

All phases of our operations in Brazil and Canada, where our properties are located, will be subject to environmental regulations. Environmental legislation in Brazil and Canada is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed properties and a heightened degree of responsibility for companies and their officers, directors and employees. It is possible that future changes in environmental regulation will adversely affect our operations as compliance will be more burdensome and costly.

Because we have not allocated any money for reclamation of any of our mining claims, we may be subject to fines if the mining claims are not restored to its original condition upon termination of our activities.

WE ARE AN EXPLORATION STAGE COMPANY WITH LIMITED ASSETS, ACCORDINGLY WE MAY NOT HAVE THE FUNDS REQUIRED TO FULLY IMPLEMENT OUR BUSINESS PLAN AND WE MAY HAVE TO LIMIT OUR EXPLORATION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Substantial expenditures are required to conduct exploration activities and to establish ore reserves through drilling. Even if our results of exploration are encouraging, we will require additional funds to complete our exploration activities. It is possible that we will be unable to obtain additional financing. Failure to obtain such financing would preclude us from continuing our exploration activities.

Moreover, we may, in the future, be unable to meet our share of costs incurred under agreements to which we are a party and we may have our interests in the properties subject to such agreements reduced as a result. Furthermore, if other parties to such agreements do not meet their share of such costs, we may be unable to finance the costs required to complete the recommended programs.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

OUR EXECUTIVE OFFICERS DEVOTE AND WILL CONTINUE TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO OUR BUSINESS ACTIVITIES.

Mr. Eckhof, our president and chief executive officer is engaged in other business activities and devotes only a limited amount of his time (approximately 50%) to our business. As we expand our activities, a need for full time management may arise. In such an event, should Mr. Eckhof be unwilling to dedicate more of his time to our business or fail to hire additional personnel, our business and results of operations would suffer a material adverse effect.

OUR DIRECTORS MAY FACE CONFLICTS OF INTEREST IN CONNECTION WITH OUR PARTICIPATION IN CERTAIN VENTURES BECAUSE THEY ARE DIRECTORS OF OTHER MINERAL RESOURCE COMPANIES.

Messrs. Cacace, Eckhof and Richardson, who serve as our directors, may also be directors of other companies (including resource exploration companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. It is possible that due to our directors' conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favorable terms on certain projects than we might have obtained if our directors were not also directors of other participating mineral resources companies. In an effort to balance their conflicting interests, our directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to us but adverse to their other companies. Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors' other companies for which the directors may deem the projects to have a greater benefit.

OUR FUTURE PERFORMANCE IS DEPENDENT ON OUR ABILITY TO RETAIN KEY PERSONNEL, LOSS OF WHICH WOULD ADVERSELY AFFECT OUR SUCCESS AND GROWTH.

Our performance is substantially dependent on performance of our senior management. In particular, our success depends on the continued efforts of Mr. Eckhof. The loss of his services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise. We do not have employment agreements in place with any of our officers or our key employees, nor do we have key person insurance covering our employees.

THE VALUE AND TRANSFERABILITY OF OUR SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR OUR SHARES.

There is currently only a limited trading market for our common stock on the NASD's over the counter bulletin board. This may make it more difficult for you to sell your stock if you so desire.

OUR COMMON STOCK IS A PENNY STOCK AND BECAUSE "PENNY STOCK" RULES WILL APPLY, YOU MAY FIND IT DIFFICULT TO SELL THE SHARES OF OUR COMMON STOCK YOU ACQUIRED IN THIS OFFERING.

Our common stock is a "penny stock" as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that is not listed on a national securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker dealers to make a market in our stock.

Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stock and you are likely to have difficulty selling your shares.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

FUTURE  SALES  OF  SHARES  BY  US  MAY  REDUCE  THE  VALUE  OF  OUR  STOCK.

If required, we will seek to raise additional capital through the sale of our common stock. Future sales of shares by us could cause the market price of our common stock to decline and may result in further dilution of the value of the shares owned by our stockholders.


ITEM  2.     DESCRIPTION  OF  PROPERTIES

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

During 2006 we signed Memorandum of Understanding or option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, Sao Domingos, Bigode, Piranhas, Branca de Neve, Santa Lucia and Sao Joao mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. During the first quarter of 2007 we signed a Memorandum of Understanding covering the Comandante Araras mineral exploration licence located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. Access to the property areas is by airstrips, rivers in season and the Trans Garimpeiro Highway. Regional infrastructure to the property areas is serviced from our offices in the city of Itaituba and the field office located at the Sao Domingos property.

SAO  DOMINGOS

The Sao Domingos property is located approximately 250km south of the regional centre of Itaituba and approximately 40km North North East of our Santa Isabel property. The Sao Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings. During 2006, the Atacadao, Esmeril and Fofoca occurrences on the property were the focus of exploration programs including drilling. The three current target areas are all located in portions of the Pararui Intrusive Suite, a granitic intrusive associated with many gold deposits within the Southern Tapajos Gold Province.

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

SAO JOAO

The Sao Joao property area is located approximately 20km west of our Sao Domingos property and approximately 40 km north of the Santa Isabel property. The prime targets for the Sao Joao property are located around and on the intersection of regional NW and NNW faults within the Pararui Intrusive Suite and this area has been the focus of large-scale alluvial workings. The Pararui Intrusive Suite has proven to host the vast majority of gold deposits elsewhere within the Tapajos Gold Province. Mineralization is associated with quartz veining and often associated with pyrite and lesser chalcopyrite. Previous mining activity over a number of years focused on the alluvial deposits within its many tributaries, and has now progressed to include the saprolite host rock and out cropping quartz veins.

SANTA  ISABEL

The Santa Isabel Property lies in the southwestern region of the Tapajos Gold Province, Para State, Brazil and comprises an area of 12,000 hectares. The property area is accessed by a private airstrip, and seasonal boat access via a tributary of the Rio Nova, which eventually empties into the Tapajos River. The property area is located approximately 50 km south of the S o Domingos property area. The principal property area is situated within the Pararui Intrusive Suite. To the immediate west the Pararui Suite is in faulted contact with the later Maloquinha Intrusive Suite, and the Maloquinha Intrusive suite is in faulted contact with the Creporizao Intrusive Suite, further to the west. The Pararui Suite and the Creporizao Intrusive Suite play host to the vast majority of hard rock gold deposits and occurrences within the Tapajos gold Province. The property area is dominated by a series of regional N to NNW trending regional faults, and these orientations are also noted at mine scale as seen in the mineralised quartz veins within the property area. Historically the Santa Isabel property focused mining activities on the alluvial deposits within the many tributaries, and progressed to include saprolite host rock and out cropping quartz veins. In March 2007 we decided not to follow-up our preliminary exploration program on the Santa Isabel property and have decided not to exercise our option to acquire the property.

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

OURO  MIL

The Ouro Mil property is located approximately 20 km south of Santa Isabel property area and approx 300km South of Itaituba. The Ouro Mil property is situated within a north west trending part of the Creporizao Intrusive Suite along an E-NE shear subordinate to the NW trending regional shear of the area. The western margin of this portion of the Creporizao Intrusive Suite is in a NW faulted contact with the Pararui Intrusive Suite, and similarly the eastern margin is in a NW faulted contact with the Cuiu-Cuiu Complex. Previous mining at Ouro Mil property, via water canon and a sluice of surficial oxides, recovered 600kg of gold. The area is dominated by a quartz vein stock work system in weathered porphyritic granite. A moderately to well-developed laterite profile exists and is exposed in previous mining areas around the property. The Company has decided not to continue with the project and has since returned the project and all data back to the original license holder. In October 2006 we decided not to follow-up our preliminary exploration program on the Ouro Mil property and have decided not to exercise our option to acquire the property.

PIRANHAS

The Piranhas property is located approximately 50 km NE of our S o Domingos property. The property is located within the Parauari Intrusive Suite. Limited lithological inspection has shown the area to host mineralised quartz veins. The dominant North and NNW structures are thought to represent relicts of the original mineralizing event. The property is located approx 50km east of the Brazauro Resources Corporation's Tocantinzinho property.

BIGODE

The Bigode project consists of approximately 5,000 ha and is located approximately the 240 km the South of the City of Itaituba and shares a northern border with the Sao Domingos property. The geology of the project is dominated by granitoids and metamorphics of the paleoproterozoica rocks of the Creporizao Intrusive Suite cut by granitic plutons of the Parauari Intrusive Suite. The granitic units are in turn overlain by acid volcanics of the Iriri group. The property is structurally controlled by a dominant SE- NW and sinistral shear and the other less prominent SW - NE dextral faulting. Mineralization is dominated by silica veinlets associated with pyrite and lesser chalcopyrite, similar to systems noted on the Sao Domingos property.

SANTA  LUCIA

The 1,600 Hectare Santa Lucia property is located, in the Tapajos Gold Province in the state of Para in Brazil1, 270km SSW of the main regional centre of Itaituba. The property is located 10 km south west of the company's Santa Isabel property. Access to the property area is by light aircraft direct to the property, river access utilizing the Surubim River, a tributary of the Tapajos, which connects to the Amazon and to all major ports and the seaport of Belem. Road access is by the Transgarimpeiro Highway via the Trans Amazon highway and ferry river crossings. Granites of the Parauari Intrusive Suite, long known to host significant precious metal mineralisation, dominate the local geology, with occasional later granitic stocks of the Maloquinha intrusive suite. Sub vertical mineralised quartz veins with widths from 20cm to 60cm strike between 310 and 330, mimicking the regional structural trend. Recent samples of these veins assayed between 17 and 25,9 g/t Gold. Previous work on the project is limited to alluvial mining of the tributaries of the Surubim, and many areas of primary mineralisation of pyrite associated with gold have been uncovered as a result. The Surubim River valley, connecting the Santa Lucia and Santa Isabel properties, was the focus of intense alluvial mining with an estimated 200,000m3 of alluvial material grading greater than 1g/t, with material near the Santa Isabel boarder grading up to 3g/t. These figures are more than triple the grades generally mined by artisanal methods in the Tapajos, suggesting a high-grade proximal source.

BRANCA  DE  NEVE

The Branca de Neve Project is situated approximately the 212 km the SW of Itaituba, in the Tapajos Mineral Province in Para, and covers an area of approximately 5,000 ha. The property has been the focus of artisanal mining by water canon and sluice for the past 20 years. The geology of the area is dominated by paleoproterozoicas rocks represented by granitic bodies of the Parauari Intrusive Su te which represents 99% of the lithologies recognized to date with limited mesoproteroic basic rocks of the Cachoeira Intrusive Suite. Mineralisation is seen as fracture fill quartz veins associated with sulphides, dominantly pyrite, with gold, and as alteration halos in the vein hosting wall rock, and as wide zones of alteration within the granite bodies mimicking the regional NE - SE trend.

COMANDANTE  ARARA

The Comandante Arara property is located 10 km west of the Sao Joao property. The geology is similar to that of the Sao Joao property. Lithologies are dominated by the Parauari Granite Intrusive Suite with subordinate Monzogranites and lesser syenogranites. Mineralisation is related to the contact areas of the dominant Parauari granites and a pyroclastic unit of the Salustiano formation. Dominant structures on the project are a regional curvey planar fault trending North South through the project and tending to SE further to the south out of the project area. This structure is cut by a sigmoidal north east trending fault system.

ITEM  3.     LEGAL  PROCEEDINGS

We are not party to any litigation, and have no knowledge of any pending or threatened litigation against us.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHAESES OF EQUITY SECURITIES

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

     ------------------------------------------------------------------------------
                  First Quarter    Second Quarter   Third Quarter   Fourth Quarter
     ------------------------------------------------------------------------------
     2007 - High  $         0.75  $       0.61 (1)  $            -  $             -
     ------------------------------------------------------------------------------
     2007 - Low   $         0.54  $       0.56 (1)  $            -  $             -
     ------------------------------------------------------------------------------
     2006 - High  $         2.10  $       2.00      $         1.20  $          1.09
     ------------------------------------------------------------------------------
     2006 - Low   $         0.69  $       0.77      $         0.46  $          0.60
     ------------------------------------------------------------------------------
     2005 - High  $         0.23  $       0.12      $         0.83  $          0.73
     ------------------------------------------------------------------------------
     2005 - Low   $         0.09  $       0.06      $         0.06  $          0.47
     ------------------------------------------------------------------------------
     2004 - High  $         0.51  $       0.38      $         0.31  $          0.26
     ------------------------------------------------------------------------------
     2004 - Low   $         0.20  $       0.24      $         0.17  $          0.15
     ------------------------------------------------------------------------------

     Our stock is also quoted on the Frankfurt Exchange under the symbols "A4G.FSE," and "A4G.ETR" and on the Berlin-Bremen Exchange under the symbol "A4G.BER".

     (1) The high and low bid prices for our Common Stock for the Second Quarter of 2007 were for the period April 1, 2007 to April 12, 2007.

As  of  April  12,  2007,  there were 711 holders of record of the Common Stock.

No cash dividends were paid in 2006 or 2005. No cash dividends have been paid subsequent to December 31, 2006. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and our cash requirements.

We do not have securities authorized for issuance under a equity compensation plan.

We have issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2006.

During the fourth quarter of 2006, we closed a private placement of our common shares for net proceeds of $500,000. The private placement was done with individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated under the Act). These shares were subsequently registered for resale by the investors.

We did not effect any repurchases of our securities during the fourth quarter of Fiscal 2006.

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

We had no revenues during fiscal 2006 and 2005. Funds raised in fiscal 2006 and 2005 were used for exploration of our properties and general administration.

(B)     RESULTS  OF  OPERATIONS

Year Ended December 31, 2006 (Fiscal 2006) versus Year Ended December 31, 2005 (Fiscal 2005)

For the year ended December 31, 2006 we recorded a loss of $5,463,855 or $0.13 per share, compared to a loss of $457,271 ($0.02 per share) in 2005.

General and administrative expenses - For the year ended December 31, 2006 we recorded general and administrative expenses of $668,111 (fiscal 2005 - $181,932). The fiscal 2006 amount includes $0 for property search and negotiation (fiscal 2005 - $39,797), professional fees - accounting $39,295 (fiscal 2005 - $404) and legal $248,071 (fiscal 2005 - $60,551).

Exploration expenditures - For the year ended December 31, 2006 we recorded exploration expenses of $4,790,529 compared to $347,307 in fiscal 2005. The following is a breakdown of the exploration expenses by property: Brazil
$4,788,284  (2005  -  $345,271)  and  Canada,  Kumealon  property $2,245 (2004 -
$2,036).

Depreciation expense - For the year ended December 31, 2006 we recorded depreciation expense of $5,293 compared to $3,258 in fiscal 2005.

(C)     CAPITAL  RESOURCES  AND  LIQUIDITY

DECEMBER  31,  2006  VERSUS  DECEMBER  31,  2005:

At December 31, 2006, we had cash of $278,091 (2005 - $164,189) and working capital deficiency of $835,004 (2005 working capital - $165,052) respectively. Total liabilities as of December 31, 2006 were $1,155,673 as compared to $32,588 on December 31, 2005, an increase of $1,123,085. On February 23, 2006 we completed a Private Placement of 8,000,000 common shares priced at USD $0.50 per share for total net consideration of USD $3,890,000 to offshore investors, all of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. On December 29, 2006, we completed a Private Placement of 1,000,000 common shares at USD $0.50 per share for net proceeds of $500,000 to o offshore investors, all of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Following the closing of this private placement, we had 45,468,522 common shares issued and outstanding. On July 13, 2005 we completed a Private Placement of 13,000,000 common shares priced at USD $0.05 per share for a total consideration of USD $650,000 to offshore investors, all but one of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $4,447,841 from operating activities in 2006. The Company requires additional funds to meet its obligations and maintain its operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2007 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

PLANS  FOR  YEAR  2007

During the next 12 months we intend to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on our exploration properties. There is, of course, no assurance that we will be able to do so.

We will concentrate our exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Brazil and other South American countries. Additional employees will be hired on a consulting basis as required by the exploration properties.

Our exploration work program in 2007 on the Brazilian Tapajos properties will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying.

The primary focus of exploration during 2007 will be to calculate a global resource for the Sao Domingos and the Sao Joao properties. Simultaneously we will map in detail the other properties and follow on from the rock chip and soil sampling completed during 2006. Drill target generation will be conducted on Bigode, Piranhas, Santa Lucia, Branca de Neve and Comandante Araras properties and a proposed drill program will be scheduled for late 2007 or early 2008.

Following on from the drilling on the Sao Domingos project, an initial inferred resource will be calculated on the Molly zone located at the Fofoca occurrence. This resource will be appraised and further drilling is scheduled later in 2007 to close up spacing and increase confidence levels for a resource upgrade. The resource is not yet closed off and further drill testing of the East and West strike potential will occur during the resource definition phase discussed above. Depth potential will also be appraised during this drilling phase.

We also intend to map in detail the other areas previously appraised at Sao Domingos to generate further drill targets. The current interpretation demonstrates the potential of the Molly zone joining up to areas along strike known for high grade rock chip samples.

We have established a field operations center at the Sao Domingos property and intend to base all field activities for the Sao Joao and Santa Isabel drilling programs from the Sao Domingos base. The properties are now linked to Sao Domingos by a road suitable to all terrain vehicles. Sao Domingos was selected based on the proximity to our other properties, and the logistics currently in place. Access to Sao Domingos is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

Exploration campaigns will be launched from Sao Domingos to the other properties and serviced by road and river access. Initially exploration will entail mapping the outcrop geology and spoils from shafts of previous workers in order to confirm lithologies and structural trends noted on government maps. Currently three anomalous areas have been identified, from rock chip sampling, as warranting further investigation. We will conduct a soil sampling program, and further rock chip sampling over the anomalous areas and have drafted the proposed grid. This work will be initiated during the second quarter of 2007 when weather conditions will be more conducive.

The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

We are not planning to do any exploration work on the British Columbia Kumealon limestone property in 2007.

(D)     APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 to our December 31, 2006 consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Equipment is recorded at cost. Depreciation is provided over the following useful lives: vehicles 10 years and office equipment, furniture and fixtures 2 to 5 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2006 and 2005, the Company did not have proven reserves.

Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Costs related to site restoration programs are accrued over the life of the project.

US GAAP requires us to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If we determine there has been an impairment, then we would be required to write-down the recorded value of its property, plant and equipment costs which would reduce our earnings and net assets.

(E)     RELATED  PARTY  TRANSACTIONS

For a description of our related party transactions, see the related notes to our financial statements appearing in Item 7. Financial Statements.

(F)     OFF-BALANCE  SHEET  ARRANGEMENTS  AND  CONTRACTUAL  OBLIGATIONS

We do not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

(G)     QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our exposure to market risk is confined to our cash equivalents and short-term investments. We invest in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.


ITEM  7.     FINANCIAL  STATEMENTS

INDEX TO FINANCIAL STATEMENTS - DECEMBER 31, 2006

                             Financial Statements                      Page
     ------------------------------------------------------------  ------------
     Report of Independent Registered Public Accounting Firm       F-2
     Consolidated Balance Sheets                                   F-3
     Consolidated Statements of Operations                         F-4
     Consolidated Statements of Stockholders' Equity (Deficiency)  F-5 to F-8
     and Comprehensive Income (Loss)
     Consolidated Statements of Cash Flows                         F-9
     Notes to Consolidated Financial Statements                    F-10 to F-19

Financial  Statement  Schedules  *

*Financial  Statement  Schedules  have  been  omitted  as  not  applicable

     AURORA  GOLD  CORPORATION
     (An  exploration  stage  enterprise)
     Consolidated  Financial  Statements
     (EXPRESSED  IN  U.S.  DOLLARS)
     December  31,  2006  and  2005


     INDEX
     -----

     Report  of  Independent  Registered  Public  Accounting  Firm

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

     Consolidated  Statements  of  Cash  Flows

     Notes  to  Consolidated  Financial  Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders
Aurora Gold Corporation


We have audited the accompanying consolidated balance sheets of Aurora Gold Corporation (an exploration stage company) and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Gold
Corporation (an exploration stage company) and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not been able to generate any operating revenues or positive cash flows from operations to date and has an accumulated deficit of $9,911,865. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/  PETERSON  SULLIVAN  PLLC


April 15, 2007
Seattle,  Washington

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2006 and 2005
(Expressed in U.S. Dollars)                                                  December 31    December 31
                                                                                    2006           2005
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash                                                                      $    278,091   $    164,189
  Available-for-sale securities                                                        -         33,451
  Prepaid expenses and other assets                                               42,579              -
--------------------------------------------------------------------------------------------------------
Total current assets                                                             320,670        197,640

Equipment, net                                                                   102,801            679
--------------------------------------------------------------------------------------------------------
Total assets                                                                $    423,471   $    198,319
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable and accrued expenses                                     $    870,302   $     32,588
  Accounts payable - related parties                                              35,371              -
  Loan payable                                                                   250,000              -
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                      1,155,673         32,588
========================================================================================================

Stockholders' Equity (Deficiency)
Common stock
  Authorized:
    50,000,000 common shares, with par value $0.001 each
  Issued and outstanding:
    45,468,522 (December 31, 2005 - 36,218,522) common shares                     45,468         36,218
Additional paid-in capital                                                     9,137,887      4,582,137
Accumulated deficit during the exploration stage                              (9,911,865)    (4,448,010)
Accumulated other comprehensive income (loss)                                     (3,692)        (4,614)
--------------------------------------------------------------------------------------------------------
Stockholders' equity (deficiency)                                               (732,202)       165,731
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)                     $    423,471   $    198,319
========================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                                       Cumulative
Consolidated Statements of Operations                                   October 10           Year            Year
(Expressed in U.S. Dollars)                                       1995 (inception)          Ended           Ended
                                                                    to December 31    December 31     December 31
                                                                              2006           2006            2005
-----------------------------------------------------------------------------------------------------------------
Expenses
  Administrative and general                                      $        903,848   $    192,140   $     19,642
  Depreciation and amortization                                             59,567          5,293          3,258
  Imputed interest on loan payable - related party                           1,560              -              -
  Interest, bank charges and
    foreign exchange loss                                                   64,514         15,037          6,370
  Professional fees - accounting and legal                                 714,118        287,366         60,955
  Property search and negotiation                                          225,198              -         39,797
  Salaries and consulting fees                                           1,134,282        168,275         51,910
-----------------------------------------------------------------------------------------------------------------
                                                                         3,103,087        668,111        181,932
Exploration expenses                                                     6,600,292      4,790,529        347,307
Write-off of mineral property costs                                        172,981              -              -
-----------------------------------------------------------------------------------------------------------------
                                                                         9,876,360      5,458,640        529,239
-----------------------------------------------------------------------------------------------------------------

Other income (loss)
  Gain on disposition of subsidiary                                        216,474              -              -
  Interest income                                                           22,353              -              -
  Gain on sale of rights to the Matupa agreement,
    net of expenses of $138,065                                             80,237              -         80,237
  Realized (loss) on investments                                           (37,971)        (5,215)        (8,269)
  Operating (loss) of Spun-off operations                                 (316,598)             -              -
-----------------------------------------------------------------------------------------------------------------
                                                                           (35,505)        (5,215)        71,968
-----------------------------------------------------------------------------------------------------------------
Net loss for the period                                           $     (9,911,865)  $ (5,463,855)  $   (457,271)
=================================================================================================================

Net loss per share
  - basic and diluted                                                                $      (0.13)  $      (0.02)
=================================================================================================================

Weighted average number of
  common shares outstanding
  - basic and diluted                                                                  43,067,423     27,262,103
=================================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
October 10, 1995 (inception) to December 31, 2006
(Expressed in U.S. dollars)
---------------------------------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                    Common Stock        Additional      Compre-      (deficit) during
                                                --------------------       paid-in      hensive           exploration
                                                  Shares      Amount       capital        (loss)                stage
---------------------------------------------------------------------------------------------------------------------

Balance, October 10, 1995                                -   $     -   $         -   $         -   $               -
Issuance of common stock for
  - settlement of indebtedness                  11,461,153    11,461             -             -                   -
---------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                                -         -             -             -                   -
Total comprehensive (loss)                                                           $         -
                                                                                    -------------
Balance December 31, 1995                       11,461,153    11,461             -             -                   -
Adjustment for reverse stock split              (7,640,766)   (7,641)            -             -                   -
Issuance of common stock for
  - cash at $0.001 per share                     5,800,000     5,800       341,761             -                   -
  - resource property                              300,000       300         2,700             -                   -
Net (loss) for the period                                -         -             -      (361,208)           (361,208)
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (361,208)
                                                                                    -------------

Balance December 31, 1996                        9,920,387     9,920       344,461                          (361,208)
Issuance of common stock for
  - cash in March 1997 at $1.00 per share
    (less issue costs of $4,842)                   750,000       750       744,408             -                   -
Net (loss) for the period                                -         -             -      (615,880)           (615,880)


                                                                    Accumulated             Total
                                                  Advances for            other     stockholders'
                                                         Stock    comprehensive            equity
                                                 Subscriptions    income (loss)      (deficiency)
-------------------------------------------------------------------------------------------------

Balance, October 10, 1995                       $            -   $            -   $            -
Issuance of common stock for
  - settlement of indebtedness                                                -           11,461
Net (loss) for the period                                    -                -                -
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 1995                                    -                -           11,461
Adjustment for reverse stock split                                            -           (7,641)
Issuance of common stock for
  - cash at $0.001 per share                                                  -          347,561
  - resource property                                                         -            3,000
Net (loss) for the period                                                     -         (361,208)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 1996                                    -                -           (6,827)
Issuance of common stock for
  - cash in March 1997 at $1.00 per share
    (less issue costs of $4,842)                             -                -          745,158
Net (loss) for the period                                    -                -         (615,880)


---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (615,880)
                                                                                    -------------

Balance December 31, 1997                       10,670,387    10,670     1,088,869                          (977,088)
Issuance of common stock for
  - settlement of indebtedness                      96,105        96        68,601             -                   -
  - cash in May 1998 at $1.25 per share            200,000       200       249,800             -                   -
  - cash in November 1998 at $0.75 per share        71,667        72        53,678             -                   -
  - cash in December 1998 at $0.75 per share       143,333       143       107,357             -                   -
Grant of options to employees and directors              -         -       518,900             -                   -
Grant of options to consultants                          -         -       172,100             -                   -
Net (loss) for the period                                -         -             -    (1,151,604)         (1,151,604)
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $(1,151,604)
                                                                                    -------------

Balance December 31, 1998                       11,181,492    11,182     2,259,304                        (2,128,692)
Issuance of common stock for
  - settlement of indebtedness                     231,286       231       160,151             -                   -
  - cash in March 1999 at $0.656 per share          22,871        23        14,977             -                   -
  - finder's fee in February 1999
    at $0.81 per share                              25,000        25        20,287             -                   -
Grant of options to consultants                          -         -        29,500             -                   -
Cash advanced on stock subscriptions                     -         -             -             -                   -
Net (loss) for the period                                -         -             -      (855,391)           (855,391)
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (855,391)
                                                                                    -------------

Balance December 31, 1999                       11,460,649    11,461     2,484,219                        (2,984,083)
Issuance of common stock for
  - settlement of indebtedness                     199,000       199        99,301             -                   -
  - cash in March 2000 at $0.50 per share          350,000       350       174,650             -                   -
  - cash in March 2000 at $0.455 per share         550,000       550       249,450             -                   -
Cancellation of shares in April 2000               (90,706)      (91)      (56,600)            -                   -
Exercise of options in June 2000                   405,000       405         3,645             -                   -
Spin-off of Aurora Metals (BVI) Limited                  -         -       316,498             -                   -
Net (loss) for the period                                -         -             -      (677,705)           (677,705)
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (677,705)
                                                                                    -------------


-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 1997                                    -                -          122,451
Issuance of common stock for
  - settlement of indebtedness                               -                -           68,697
  - cash in May 1998 at $1.25 per share                      -                -          250,000
  - cash in November 1998 at $0.75 per share                 -                -           53,750
  - cash in December 1998 at $0.75 per share                 -                -          107,500
Grant of options to employees and directors                  -                -          518,900
Grant of options to consultants                              -                -          172,100
Net (loss) for the period                                    -                -       (1,151,604)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 1998                                    -                -          141,794
Issuance of common stock for
  - settlement of indebtedness                               -                -          160,382
  - cash in March 1999 at $0.656 per share                   -                -           15,000
  - finder's fee in February 1999
    at $0.81 per share                                       -                -           20,312
Grant of options to consultants                                                           29,500
Cash advanced on stock subscriptions                   425,000                           425,000
Net (loss) for the period                                    -                -         (855,391)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 1999                              425,000                -          (63,403)
Issuance of common stock for
  - settlement of indebtedness                                                -           99,500
  - cash in March 2000 at $0.50 per share             (175,000)               -                -
  - cash in March 2000 at $0.455 per share            (250,000)               -                -
Cancellation of shares in April 2000                         -                -          (56,691)
Exercise of options in June 2000                             -                             4,050
Spin-off of Aurora Metals (BVI) Limited                      -                -          316,498
Net (loss) for the period                                    -                -         (677,705)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance December 31, 2000                       12,873,943    12,874     3,271,163                        (3,661,788)
Components of comprehensive income (loss)
  - Net income for the period                            -         -             -       128,545             128,545
  - Unrealized holding losses on
    available-for-sale securities                        -         -             -      (141,928)                  -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $   (13,383)
                                                                                    -------------

Balance December 31, 2001                       12,873,943    12,874     3,271,163                        (3,533,243)
Issuance of common stock for
  - settlement of indebtedness                   3,708,038     3,708       351,492             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                            -         -             -      (137,329)           (137,329)
  - Reclassification adjustment for realized
    losses on available-for-sale securities              -         -             -       141,928                   -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $     4,599
                                                                                    ------------

Balance, December 31, 2002                      16,581,981    16,582     3,622,655                        (3,670,572)
Issuance of common stock for
  - settlement of indebtedness                   2,752,450     2,752       114,806             -                   -
  - cash in  December 2003 at $0.25 per share      100,000       100        24,900             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                            -         -             -       (96,404)            (96,404)
  - Unrealized holding losses on
    available-for-sale securities                        -         -             -             -                   -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $   (96,404)
                                                                                    -------------

Balance, December 31, 2003                      19,434,431    19,434     3,762,361                        (3,766,976)
Issuance of common stock for
  - cash in January 2004 at $0.25 per share,
    less issuance costs                            100,000       100        22,400             -                   -
Imputed interest                                         -         -         1,560             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                            -         -             -      (223,763)           (223,763)
  - Unrealized holding losses on
    available-for-sale securities                        -         -             -             -                   -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                           $  (223,763)
                                                                                    -------------


Balance December 31, 2000                                    -                -         (377,751)
Components of comprehensive income (loss)
  - Net income for the period                                -                -          128,545
  - Unrealized holding losses on
    available-for-sale securities                            -         (141,928)        (141,928)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance December 31, 2001                                    -         (141,928)        (391,134)
Issuance of common stock for
  - settlement of indebtedness                               -                -          355,200
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -         (137,329)
  - Reclassification adjustment for realized
    losses on available-for-sale securities                             141,928          141,928
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance, December 31, 2002                                                    -          (31,335)
Issuance of common stock for
  - settlement of indebtedness                               -                -          117,558
  - cash in  December 2003 at $0.25 per share                -                -           25,000
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -          (96,404)
  - Unrealized holding losses on
    available-for-sale securities                            -                -                -
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)

Balance, December 31, 2003                                   -                -           14,819
Issuance of common stock for
  - cash in January 2004 at $0.25 per share,
    less issuance costs                                      -                -           22,500
Imputed interest                                             -                -            1,560
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -         (223,763)
  - Unrealized holding losses on
    available-for-sale securities                            -                -                -
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)


Balance, December 31, 2004                      19,534,431    19,534     3,786,321                        (3,990,739)
Issuance of common stock for
  - cash in July 2005 at $0.05 per share        13,000,000    13,000       637,000             -                   -
  - settlement of indebtedness                   3,684,091     3,684       158,816             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                            -         -             -      (457,271)           (457,271)
  - Unrealized holding losses on
    available-for-sale securities                        -         -             -        (4,614)                  -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                          $   (461,885)
                                                                                    -------------
Balance, December 31, 2005                      36,218,522    36,218     4,582,137                        (4,448,010)
Issuance of common stock for
  - cash in February  2006 at $0.50 per share
    less issuance costs of $110,000              8,000,000     8,000     3,882,000             -                   -
  - payment of finder's fee in December 2006
    at $0.70 per share                             250,000       250       174,750             -                   -
  - cash in December 2006 at $0.50 per share     1,000,000     1,000       499,000             -                   -
Components of comprehensive income (loss)
  - Net (loss) for the period                            -         -             -    (5,463,855)         (5,463,855)
  - Foreign currency translation adjustments             -         -             -        (3,692)                  -
  - Reclassification adjustment for losses on
    available-for-sale securities included
    in net loss                                          -         -             -         4,614                   -
---------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss)                                                          $ (5,462,933)
                                                                                    =============
Balance, December 31, 2006                      45,468,522   $45,468   $ 9,137,887                 $      (9,911,865)
====================================================================================               ==================


Balance, December 31, 2004                                   -                -         (184,884)
Issuance of common stock for
  - cash in July 2005 at $0.05 per share                     -                -          650,000
  - settlement of indebtedness                               -                -          162,500
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -         (457,271)
  - Unrealized holding losses on
    available-for-sale securities                            -           (4,614)          (4,614)
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)
Balance, December 31, 2005                                   -           (4,614)         165,731
Issuance of common stock for
  - cash in February  2006 at $0.50 per share
    less issuance costs of $110,000                          -                -        3,890,000
  - payment of finder's fee in December 2006
    at $0.70 per share                                       -                -          175,000
  - cash in December 2006 at $0.50 per share                 -                -          500,000
Components of comprehensive income (loss)
  - Net (loss) for the period                                -                -       (5,463,855)
  - Foreign currency translation adjustments                 -           (3,692)          (3,692)
  - Reclassification adjustment for losses on
    available-for-sale securities included
    in net loss                                              -            4,614            4,614
-------------------------------------------------------------------------------------------------
Total comprehensive (loss)
Balance, December 31, 2006                      $            -   $       (3,692)  $     (732,202)
=================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

                                                                                   Cumulative
Consolidated Statements of Cash Flows                                              October 10           Year           Year
(Expressed in U.S. Dollars)                                                  1995 (inception)          Ended          Ended
                                                                               to December 31    December 31    December 31
                                                                                         2006           2006           2005
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss for the period                                                     $     (9,911,865)  $ (5,463,855)  $   (457,271)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      - depreciation and amortization                                                 59,567          5,293          3,258
      - compensation on stock options                                                720,500              -              -
      - expenses satisfied with issuance of common stock                             673,800        175,000          1,500
      - expenses satisfied with transfer of marketable securities                     33,903              -         33,903
      - imputed interest on loan payable - related party                               1,560              -              -
      - write-off of mineral property costs                                          172,981              -              -
      - adjustment for spin-off of Aurora Metals (BVI) Limited                       316,498              -              -
      - realized loss on investments                                                  37,971          5,215          8,269
      - gain on sale of rights to Matupa agreement,
        net of expenses                                                              (80,237)             -        (80,237)
Changes in assets and liabilities:
    - (increase) decrease in receivables                                            (206,978)             -            200
    - (increase) in prepaid expenses and other assets                                (42,579)       (42,579)             -
    - increase in accounts payable
      and accrued expenses                                                         1,445,830        873,085          3,292
---------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (6,779,049)    (4,447,841)      (487,086)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of equipment                                                             (165,306)      (107,415)             -
  Proceeds on disposal of equipment                                                   14,449              -              -
  Proceeds from disposition of marketable securities                                  32,850         32,850              -
  Acquisition of mineral property costs                                             (172,981)             -              -
  Payment for incorporation cost                                                     (11,511)             -              -
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (302,499)       (74,565)             -
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock, less
    issuance costs                                                                 7,042,339      4,390,000        650,000
  Loan proceeds from related party                                                    39,000              -              -
  Loan proceeds                                                                      281,992        250,000              -
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          7,363,331      4,640,000        650,000
---------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and
  cash equivalents                                                                    (3,692)        (3,692)             -
---------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                278,091        113,902        162,914
Cash and cash equivalents, beginning of period                                             -        164,189          1,275
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $        278,091   $    278,091   $    164,189
===========================================================================================================================

The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE  OF  BUSINESS  AND  GOING  CONCERN

     Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company's focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Par , Brazil (see Note 3). The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $4,447,841 from operating activities in 2006. The Company requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Principles  of  Accounting

          These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, Aurora Gold Mineracao Ltda ("Aurora Gold
          Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineracao was incorporated on October 27, 2005.

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

     (c)  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at December 31, 2006 and 2005.

     (d)  Available-for-Sale  Securities

          The Company's available-for-sale securities at December 31, 2005 consisted of shares of common stock of one publicly traded company and are stated at fair value. The cost of these securities was $38,065 and the gross unrealized holding losses at December 31, 2005 was $4,614 and was included in accumulated other comprehensive income (loss) at December 31, 2005. In 2006, the shares were sold to a former director of the Company for proceeds of $32,850. A loss of $5,215 was realized on the sale of the securities. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

     (e)  Equipment

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Equipment is recorded at cost. Depreciation is provided over the following useful lives:

               Vehicles                                       10 years
               Office equipment, furniture and fixtures       2 to 5 years

     (f)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2006 and 2005, the Company did not have proven reserves.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

     (g)  Share-Based  Payment

          The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with Statement of Financial Accounting Standards No. 123 (R) (SFAS 123
          (R)),  Share-based  Payment.

     (h)  Foreign  Currency  Translations  and  Transactions

          The Company's reporting currency is the U.S. Dollar. Aurora Gold Mineracao Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Reals. The Brazilian Real to U.S. dollar exchange rate at December 31, 2006 was U.S. $0.4689 to 1 Real.

          The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

          Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2006 or 2005.

     (i)  Concentration  of  Credit  Risk

          The Company places its cash with high credit quality financial institutions in Canada and Brazil. The Company had funds deposited in banks beyond the insured limits as of December 31, 2006 and 2005.

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

          The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through December 31, 2006.

     (k)  Comprehensive  income

          The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

          Accumulated other comprehensive income consists of the following at December 31:

                                                                2006        2005
                                                              ----------------------
               Foreign currency translation adjustments       $(3,692)  $         -
               Unrealized gains (loss) on available-for-sale
                 securities                                         -        (4,614)
                                                              ----------------------
                                                              $(3,692)  $    (4,614)
                                                              ======================

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

          The carrying value of cash, receivables, accounts payable and accrued expenses, accounts payable - related parties, and loan payable approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

          The Company operates outside of the United States of America (primarily in Brazil) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

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

     (n)  Earnings  (Loss)  Per  Share

          Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for 2006 and 2005 because there are no potentially dilutive securities outstanding.

     (o)  New  Accounting  Pronouncements

          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of applying FIN 48.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

          In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect any material impact from applying SAB 108.

          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company's financial position.

3.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES

     BRITISH  COLUMBIA,  CANADA  -  KUMEALON  PROPERTY

     In February 1999, the Company acquired, by staking, a 741 acre limestone property located on the north shore of Kumealon Inlet, southeast of Prince Rupert, British Columbia, Canada. A finder's fee of 25,000 shares of common stock of the Company was issued in connection with these claims.

     In fiscal year 2000, there were no proven mineral reserves discovered and the Company continuously operated with a working capital deficiency. These conditions raised substantial doubt regarding the recovering of the capitalized

3.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES  (CONTINUED)

     BRITISH  COLUMBIA,  CANADA  -  KUMEALON  PROPERTY  (CONTINUED)

     acquisition cost. Therefore, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company wrote off the capitalized acquisition cost of $23,630 to operations. The Company's ownership interest in this property is still in good standing.

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

               On completion of the payment schedule, CCO was entitled to minimum advance royalty payments of US $240,000 per year. CCO would have received a 2.25% Net Smelter Royalty when the property is in production. The Matupa Agreement could be terminated at any time after a 30-day notice is given.

          (b) In March 2005, the Company signed a Right of First Refusal Agreement ("RFR Agreement") with Neuer Kapital Corp. ("Neuer") whereby the Company granted to Neuer a 60-day First Right of Refusal to purchase all of the Company's interest in the Matupa Gold Project.

               On May 1, 2005 the Company assigned all of its rights, title and interest in and to the Matupa Agreement to Neuer and received all consideration pursuant to the RFR Agreement in full. Within six months following the assignment of its rights to Neuer, Neuer paid the Company an additional US $50,000 and issued the Company an additional 150,000 common shares of Neuer resulting in total consideration received of $218,302 ($100,000 in cash and 300,000 common shares of Neuer valued at fair market value of $118,302). A net gain of $80,237 has been recorded in 2005.

          (c) The Company paid a finders fee of $138,065 ($100,000 in cash and 75,000 common shares of Neuer valued at fair market value of $38,065) with respect to the CCO/Aurora Gold Matupa Agreement to a private United Kingdom citizen.

     GOLD PROPERTIES IN THE MUNICIPALITY OF ITAITUBA, IN THE TAPAJOS GOLD PROVINCE OF THE STATE OF PARA, BRAZIL

     Between December 21, 2005 and May 26, 2006 the Company signed four Memorandum of Understanding ("MOU") covering the Piranhas, Branca de Neve, Bigode and Santa Lucia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. The MOUs provide the Company with a review period, ranging from two months to six months, to access the mineral potential of the properties.

     Between January 1, 2006 and March 31, 2006 the Company signed five option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, Sao
     Domingos and Sao Joao mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. In March 2006 the Company decided not to exercise the option to acquire the Novo Porto property. In October 2006 the Company decided not to exercise the option to acquire the Ouro Mil property. In March 2007 the Company decided not to exercise the option to acquire the Santa Isabel property.

     Memorandum  of  Understandings:
     -------------------------------

     The Piranhas MOU provides the Company with a 180 day review period to access the gold potential of the property. If the Company decides to proceed with acquiring a 100 percent interest in the title to the mineral rights then the Company would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. The Company would then enter into an option agreement with the property vendors for the Assignment and transfer of the mineral rights. The Company is currently negotiating the Piranhas option agreement.

3.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES  (continued)

     GOLD PROPERTIES IN THE MUNICIPALITY OF ITAITUBA, IN THE TAPAJOS GOLD PROVINCE OF THE STATE OF PARA, BRAZIL (CONTINUED)

     The terms of the Piranhas option agreement, as specified in the MOU, allow the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Piranhas project mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: June 30, 2006 - USD $30,000 (paid); July 21, 2006 - USD $70,000 (payment will be made as soon as the Vendor converts the licence into an exploration licence and transfers title to the Company and is not owed or accrued as a liability until that time); July 21, 2007 - USD $120,000; July 21, 2008 - USD $180,000; July 21, 2009 - USD $1,600,000 for a total of USD $2,000,000. The vendor will have a 1.5% Net Smelter Royalty. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

     The Branca de Neve MOU provides the Company with a 180 day review period to access the gold potential of the property. If the Company decides to proceed with acquiring a 100 percent interest in the title to the mineral rights then the Company would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. The Company would then enter into an option agreement with the property vendor for the assignment and transfer of the mineral rights.

     The terms of the Branca de Neve option agreement, as specified in the MOU, allow the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branca de Neve property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: April 28, 2006 - R$35,000 (Reals - Brazilian currency - Paid); October 25, 2006 - R$35,000 (paid); April 25, 2007 - R$35,000; October 25, 2007 - R$35,000;
     April  25,  2008  - R$35,000; October 25, 2008 - R$35,000; April 25, 2009 -
     R$35,000;  April  25, 2009 - R$500,000 for a total of R$745,000. The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of R$500,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

     The Bigode MOU provides the Company with a 180 day review period to access the gold potential of the property. If the Company decides to proceed with acquiring a 100 percent interest in the title to the mineral rights then the Company would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. The Company would then enter into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

     The terms of the Bigode option agreement, as specified in the MOU, allow the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branco de Neve property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: October 30, 2006 - USD$60,000 (paid in March 2007 when the Vendor converted the licence into an exploration licence and transferred title to the Company and is not owed or accrued as a liability until that time); October 30, 2007 - USD$80,000; October 30, 2008 - USD$90,000; October 30, 2009 - USD$100,000;
     October 30, 2010 -USD$1,000,000 for a total of USD $1,330,000. The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of USD$500,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

     The Santa Lucia MOU provides the Company with a 90 day review period to access the gold potential of the property. If the Company decides to proceed with acquiring a 100 percent interest in the title to the mineral rights then the Company would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. The Company would then enter into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

3.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES  (continued)

     GOLD PROPERTIES IN THE MUNICIPALITY OF ITAITUBA, IN THE TAPAJOS GOLD PROVINCE OF THE STATE OF PARA, BRAZIL (CONTINUED)

     The terms of the Santa Lucia option agreement, as specified in the MOU, allow the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Lucia property mineral rights via structured cash payments. The total option agreement payments for the license are structured as follows: September 1, 2006 - USD $20,000 (payment will be made as soon as the Vendor converts the licence into an exploration licence and transfers title to Aurora Gold and is not owed or accrued as a liability until that time); March 1, 2007 - USD $50,000; March 1, 2008 - USD $60,000; March 1, 2009 - USD $70,000;
     September 1, 2009 - USD $500,000 for a total of USD $700,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

     Option  Agreements:
     -------------------

     The Novo Porto option agreement allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Novo Porto property mineral rights via structured cash payments. The total option agreement payments for the license were structured as follows: December 25, 2005 - USD $2,500 (paid in 2006); January 15, 2006 - USD $10,000 (paid); May 30, 2006 - USD $37,500; May 30,
     2007  -  USD  $50,000;  May  30,  2008  -  USD  $75,000; May 30, 2009 - USD
     $1,850,000 for a total of USD $2,025,000. The agreement was not formally executed until 2006 and the initial payment of $2,500 due December 25, 2005 was not owed or paid until 2006. The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due.

     In March 2006 the Company decided not to follow-up the preliminary exploration program on the Novo Porto property and decided not to exercise the option to acquire the property and no further payments are due.

     The Ouro Mil option agreement allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Ouro Mil property mineral rights via structured cash payments. The total option agreement payments for the license were structured as follows: January 20, 2006 - USD $30,000 (paid); July 20 2006
     - USD $70,000 (paid USD $6,849 to retain its interest in the property while the Company determined whether to retain or drop the property); July 20, 2007 USD $120,000; July 20, 2008 - USD $180,000; July 20, 2009 - USD
     $1,500,000 for a total of USD $1,900,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000.The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due and no further payments are due.

     In October 2006 the Company decided not to follow-up the preliminary exploration program on the Ouro Mil property and decided not to exercise the option to acquire the property and no further payments are due.

     The Santa Isabel option agreement allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Isabel property mineral rights via structured cash payments. The total option agreement payments for the license were structured as follows: February 7, 2006 - USD $25,000 (paid); July 21, 2006
     -  USD  $60,000  (paid);  July  21, 2007 - USD $80,000; July 21, 2008 - USD
     $100,000; July 21, 2009 - USD $1,500,000 for a total of USD $1,765,000. The vendor would have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due.

     In March 2007 the Company decided not to follow-up the preliminary exploration program on the Santa Isabel property and decided not to exercise the option to acquire the property and no further payments are due.

3.   MINERAL  PROPERTIES  AND  EXPLORATION  EXPENSES  (continued)

     MUNICIPALITY OF ITAITUBA, IN THE TAPAJOS GOLD PROVINCE OF THE STATE OF PARA, BRAZIL (CONTINUED)

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

4.   EQUIPMENT

     ----------------------------------------------
                                 2006       2005
     ----------------------------------------------
     Vehicles                  $ 70,570   $      -
     Office equipment            41,726     17,966
     Furniture and fixtures      13,167          -
     ----------------------------------------------
                                125,463     17,966
     Accumulated depreciation   (22,662)   (17,287)
     ----------------------------------------------
                               $102,801   $    679
     ==============================================

     The majority of equipment held at December 31, 2006 is located in Brazil.

5.   LOAN PAYABLE

     The  loan  payable  bears  interest  at  6%  per  annum, is due on December
     31,  2007  and  is  unsecured.

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

     There were no stock options granted during the fiscal years 2006 and 2005 and there are no stock options outstanding at December 31, 2006 and 2005.

7.   RELATED  PARTY  TRANSACTIONS

     Related party transactions not disclosed elsewhere in these financial statements:

          a. During the fiscal year 2006, consulting fees of $67,588 (2005 - $40,410) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

          b. Included in accounts payable - related parties at December 31, 2006 is $35,371 (2005 - $0) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

          c. In July 2005, Klaus P. Eckhof, one of our directors, purchased 3,500,000 shares in a private placement effected pursuant to Regulation S. Mr. Eckhof purchased the shares on the same terms and conditions as all the other purchasers in the offering. These shares are registered for resale pursuant to a registration statement declared effective as of February 28, 2006.

8.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

     In December 2006 the Company issued 250,000 shares of common stock of the Company valued at $175,000 to a director of the Company's subsidiary and his wife as consideration for arranging property acquisitions in the Tapajos Gold Province, State of Par , Brazil. In 2005, the Company issued 3,684,091 shares of common stock of the Company for settlement of $161,000 of existing liabilities and $1,500 of consulting services incurred in 2005. In 2005, 205,000 shares of common stock of Neuer, acquired as part of the Company's assignment of the rights in the Matupa agreement, were transferred at fair market value to a former director in exchange for services performed in 2005 valued at $33,903.

9.   INCOME  TAXES

     a. The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. The Company has net losses for tax purposes in the United States and Brazil totaling approximately $4,472,000 and $4,370,000, respectively, which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2006 and 2005. The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

     The  right  to  claim  the  losses  in the United States expire as follows:

                         --------------------------------------------
                         2011                                $231,000
                         2012                                 564,000
                         2018                                 331,000
                         2019                                 795,000
                         2020                                 550,000
                         2022                                 138,000
                         2023                                  90,000
                         2024                                 222,000
                         2025                                 457,000
                         2026                               1,094,000
                         --------------------------------------------
                                                           $4,472,000
                         ============================================

Tax loss carryforwards in Brazil have no expiration dates and are available to offset of up to 30% of annual income before tax in any year.

     b. The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

               ----------------------------------------------------------------------
                                                               2006            2005
               ----------------------------------------------------------------------

               Tax loss carryforwards                      $ 3,006,000   $ 1,149,000
               Valuation allowance                          (3,006,000)   (1,149,000)
               ----------------------------------------------------------------------
                                                           $          -  $         -
               ======================================================================

     c. The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

               ------------------------------------------------------------------------------
                                                                        2006          2005
               ------------------------------------------------------------------------------

               Tax at statutory rate                                 $(1,857,000)  $(156,000)
               Change in valuation allowance for deferred tax asset    1,857,000     156,000
               ------------------------------------------------------------------------------
               Income tax expense                                    $         -   $       -
               ==============================================================================

10.  SUBSEQUENT  EVENTS

          (a) In February 2007, the Company received proceeds of $500,000 from two loans. The loans bear interest at 6% per annum, are unsecured and have no stated terms of repayment.

          (b) In March 2007, the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

          (c) During the first quarter of 2007 the Company signed an MOU covering the Comandante Arara mineral exploration license located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. The terms of the Comandante Arara MOU provide the Company with a 60 day review period to access the gold potential of the property for the sum of R$100,000 (payment will be made as soon as the Vendor converts the license into an exploration licence and transfers title to the Company and is not owed until that time). If the Company decides to proceed with acquiring a 100 percent interest in the title to the mineral rights, then the Company would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. The Company would then enter into an Option Agreement with the property Vendors for the Assignment and transfer of the mineral rights.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective in alerting them in a timely manner to material information relating to the Company and its subsidiary that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 related to the use of the cash versus accrual method of accounting by our wholly-owned Brazilian subsidiary, Aurora Gold Mineracao Ltda, which commenced operations during the 2006 fiscal year. We now have initiated procedures to ensure conformity in the use of the accrual method of accounting by such subsidiary as is already used by us and all of our operating subsidiaries.

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION.

Not applicable.


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

The following table and text set forth the names and ages of all directors and executive officers of our company as of April 12, 2007. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.
There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

As of April 12, 2007, the directors and executive officers of the company were as follows:

Name and Address          Age and Position
----------------          ----------------
-----------------------------------------------------------------------------------------------
Antonino G. Cacace        Age 60, Director since October 1995.
Crud-y-Gloyat,
Carswell Bay
Swansea Wales, U.K.

-----------------------------------------------------------------------------------------------
Klaus P Eckhof            Age 48, President, Chief Executive Officer and Director (July 5, 2005
30 Ledgar Road, Balcatta  to present). Appointed President and Chief Executive Officer on
WA 6021, Australia        February 27, 2006.

-----------------------------------------------------------------------------------------------
A. Cameron Richardson     Age 54 Chief Financial Officer (April 1998 to present), Chief
2 - 238 West 4th Street,  Accounting Officer (June 1997 to present) and Director (May 4, 2001
North Vancouver, B.C.,    to present); Secretary (April 1998 to present). Resigned as President
Canada V7M 1H7            (May 4, 2001 to February 27, 2006) on February 27, 2006

-----------------------------------------------------------------------------------------------

The following is a description of the employment history for each of our directors and officers for the last five years:

ANTONINO G.  CACACE:          Founder  and  currently  a  consultant  to  Stelax
                              Industries in the United Kingdom. Between 1984 and
                              1995 he was managing director/chief executive officer of several Companies involved in development and operation of steel/bar rolling mills.

KLAUS  P.  ECKHOF             Chief  Executive  Officer  of  Moto  Goldmines
                              Limited  (2003  to  present);  Director  of  Moto
                              Goldmines (May 18, 2005 to present); Self employed as a geological consultant (1994 to 2003).

A.  CAMERON RICHARDSON:       Held  accounting  positions  with  various
                              Canadian  resource  companies  (1981  to  1997).

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

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, OF THE EXCHANGE ACT OF 1934

Based on information provided to the Company, it is believed that all of the Company's directors, executive officers and persons who own more than 10% of the Company's common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2006, all of the Company's directors, executive officers and Company's common stock were in compliance with section 16(a) of the Exchange Act of 1934.

DIRECTORS

Our Board of directors consists of three members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire Board of directors may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

COMMITTEES

Antonino G. Cacace is the independent audit committee financial expert serving on our audit committee.

COMPENSATION  OF  DIRECTORS

During the fiscal year 2006, consulting fees of $36,002 (Fiscal 2005 - $10,410; Fiscal 2004 - $0) were paid to directors of the Company (see the Executive Compensation table on page 23). We do not pay a fee to our outside, non-officer directors.

STANDARD  ARRANGEMENTS

We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During the year ended December 31, 2006, 2005 and 2004 non-officer directors did not receive any consulting fees.


ITEM  10.     EXECUTIVE  COMPENSATION

(A)     GENERAL

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year.

                                ANNUAL  COMPENSATION                 LONG-TERM  COMPENSATION
                                -----------------------------------------------------------------------------------
                                                                     AWARDS                    PAYMENTS
                                                                     ----------------------------------------------
                                                                                  Securities
                                                                                    Under-                   All
                                                      Other Annual   Restricted      Lying                  other
                                                         Compen-        Stock      Options/      LTIP      Compen-
     Name And          Year      Salary     Bonuses      sation       Award(s)       SARs       Payouts    sation
Principal Position                 ($)        ($)          ($)           ($)          (#)         ($)        ($)
       (a)              (b)        (c)        (d)          (e)           (f)          (g)         (h)        (i)
-------------------------------------------------------------------------------------------------------------------
Klaus P. Eckhof           2006     22,937        -0-            -0-        None          None       None       -0-
President, CEO and   ----------------------------------------------------------------------------------------------
Director                  2005      7,682        -0-            -0-        None          None       None       -0-
                     ----------------------------------------------------------------------------------------------
                          2004        -0-        -0-            -0-        None          None       None       -0-
                     ----------------------------------------------------------------------------------------------
                          2003        -0-        -0-            -0-        None          None       None       -0-
-------------------------------------------------------------------------------------------------------------------
Cameron Richardson        2006     13,065        -0-            -0-        None          None       None       -0-
Secretary, CFO and   ----------------------------------------------------------------------------------------------
Director                  2005      2,728        -0-            -0-        None          None       None       -0-
                     ----------------------------------------------------------------------------------------------
                          2004        -0-        -0-            -0-        None          None       None       -0-
                     ----------------------------------------------------------------------------------------------
                          2003        -0-        -0-            -0-        None          None       None       -0-
-------------------------------------------------------------------------------------------------------------------

None of our officers or directors is a party to an employment agreement with us. During the years ended December 31, 2006, 2005 and 2004 the entire board of directors acted as our compensation committee and audit committee.

OPTIONS/SAR  GRANTS  TABLE

The following information sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers.

We awarded no stock purchase options, or any other rights, to any of our directors or officers in Fiscal 2006 or Fiscal 2005

AGGREGATED  OPTION/SAR  EXERCISES  AND  FISCAL  YEAR-END  OPTION/SAR VALUE TABLE

We  have  no  options  issued  or  outstanding.

We do not have a Long-term Incentive Plan. None of our officers or directors was party to an employment agreement with us. At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2007 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock; (ii) each of the our directors and officers; and (iii) all of our directors and officers as a group. As at April 12, 2007 there were 45,968,522 shares of common stock issued and outstanding.

-------------------------------------------------------------------------------
              Name and Address of                 Amount and     Percentage of
               Beneficial Owner                   Nature of          Class
                                               Beneficial Owner
-------------------------------------------------------------------------------
Officers and Directors
-------------------------------------------------------------------------------
Klaus P. Eckhof                                       3,500,000           7.61%
30 Ledgar Road, Balcatta, Western Australia,
6021 Australia
-------------------------------------------------------------------------------
Antonino G. Cacace                                        8,333              *
Crud-y-Gloyat
Carswell Bay
Swansea Wales, U.K.
-------------------------------------------------------------------------------
Cameron Richardson                                            0              *
2 - 238 West 4th Street,
North Vancouver, B.C., Canada V6E 4K2
-------------------------------------------------------------------------------
Officers and Directors (3 persons)                    3,508,333          7.63 %
-------------------------------------------------------------------------------

     (1)  *  Less  than  1%.

CHANGES  IN  CONTROL

There were no arrangements during the last completed fiscal year or subsequent period to April 12, 2007 which would result in a change in control. We do not believe that the offer and sale by us of an aggregate of 8,000,000 shares in February 2006, to thirty seven unrelated investors resulted in a change of control.

No  securities  were  authorized  for  issuance under equity compensation plans.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE

CERTAIN  RELATIONSHIPS

Our proposed business raises potential conflicts of interests between certain of our officers and directors and us. Certain of our directors are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

In determining whether we will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and its financial position at that time. Other than as indicated, we have no other procedures or mechanisms to deal with conflicts of interest. We are not aware of the existence of any conflict of interest as described herein.

TRANSACTIONS  WITH  RELATED  PERSONS

Other than as disclosed below, during the fiscal year ended December 31, 2006, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us. There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

In June 2005, 3,684,091 common shares were issued at $0.04 per share to settle debts of $161,000 and pay $1,500 in consulting fees. The shares were issued to David Jenkins, a former director who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In July 2005, Klaus P. Eckhof, one of our directors, purchased 3,500,000 shares in a private placement effected pursuant to Regulation S. Mr. Eckhof purchased the shares on the same terms and conditions as all the other purchasers in the offering. These shares are registered for resale pursuant to a registration statement declared effective as of February 28, 2006.

CORPORATE GOVERNANCE

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits --or has the potential to impair or inhibit--a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," including those set forth in NASDAQ Marketplace Rule 4200(a)(15)as in effect from time to time. Consistent with these considerations, the Board affirmatively has determined that as of March 28, 2006 only Antonino Cacace is an independent director.


ITEM  13.     EXHIBITS

3.1.1 Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.1.2 Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).*

3.1.3 Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).
          *

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

10.4.1 Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *

10.4.2 Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *

10.4.3 Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300). *

10.4.4 Sao Domingos Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
          *

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

10.7.1 Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *

10.7.2    Declaration  of  Translator  for  translation  of  Piranhas
          Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *

10.8.1 Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.8.2 Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.9.1 Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.9.2 Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.10.1 Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.10.2 Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

16.1 Letter on change in certifying accountant incorporated by reference to the Form 8-K filed on May 16, 2006 (SEC File No. 000-24393-637373). *

16.2 Letter on change in certifying accountant incorporated by reference to the Form 8-K filed on February 8, 2006 (SEC File No. 000-24393-06588079). *

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262).
          *

--------
*  Previously  Filed


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES:
The aggregate fees billed for professional services by Peterson Sullivan PLLC for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements during the 2006 fiscal year were $32,405.

The aggregate fees billed for professional services by Moore Stephens Ellis Foster Ltd. for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements during the 2005 fiscal year were $10,234.

AUDIT-RELATED  FEES:
The aggregate fees billed to us for assurance and related services by Peterson Sullivan PLLC that are reasonably related to the performance of the audit or review of our financial statements and are not reported under audit fees for fiscal 2006 were $0.

The aggregate fees billed to us for assurance and related services by Moore Stephens Ellis Foster Ltd. that are reasonably related to the performance of the audit or review of our financial statements and are not reported under audit fees for fiscal 2005 were $0.

TAX  FEES:
The aggregate fees billed to us for professional services by Peterson Sullivan PLLC for tax compliance, tax advice and tax planning for fiscal 2006 were $1,530.

The aggregate fees billed to us for professional services by Moore Stephens Ellis Foster Ltd. for tax compliance, tax advice and tax planning for fiscal 2005 were $0.

ALL  OTHER  FEES:
The aggregate fees billed to us for products and services provided by Peterson Sullivan PLLC, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2006 were $0.

The aggregate fees billed to us for products and services provided by Moore Stephens Ellis Foster Ltd., other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2005 were $0.

The Audit Committee feels that the services rendered by Peterson Sullivan PLLC were compatible with maintaining the principal accountant's independence.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Aurora  Gold  Corporation
                                                      -------------------------
                                                      Registrant

Date:  April  12,  2007                          BY:  /s/  Klaus  Eckhof
       ----------------                               ------------------
                                                      Klaus  Eckhof
                                                      Director

Date:  April  12,  2007                          BY:  /s/  Cameron  Richardson
       ----------------                               ------------------------
                                                      Cameron  Richardson
                                                      Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April  12,  2007                          BY:  /s/  Klaus  Eckhof
       ----------------                               ------------------
                                                      Klaus  Eckhof
                                                      President,  Chief
                                                      Executive  Officer  and
                                                      Director


Date:  April  12,  2007                          BY:  /s/  Cameron  Richardson
       ----------------                               ------------------------
                                                      Cameron  Richardson
                                                      Chief  Financial  Officer
                                                      and  Director