Form 10QSB
period 2007-03-31
AURORA GOLD CORP
filed 2007-05-21
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d)  OF  THE  EXCHANGE ACT

     For the transition period from                     to
                                    -------------------     -------------------

     Commission file number 0-24393
                            -------

AURORA GOLD CORPORATION
-----------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                       13-3945947
--------                                       ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation oro rganization)

1 Edith Place, Coolum Beach, Queensland, 4573 Australia
-------------------------------------------------------
 (Address of principal executive offices)

+61 4111-56177
--------------
(Issuer's Telephone Number)

30 Ledgar Road, Balcatta, WA 6021 Australia
-------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES  [ ]  NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,968,522 shares of Common Stock were outstanding as of May 18, 2007.

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

                                      INDEX


                                                                      Page No.
                          PART I.Financial Information
Item 1.Financial Statements

     Consolidated Balance Sheets--                                        3
     March 31, 2007 (unaudited) and December 31, 2006 (audited)

     Interim Consolidated Statements of Operations (unaudited)            4
     Three months Ended March 31, 2007 and 2006; and for the
     period from October 10, 1995 (Inception) to March 31, 2007

     Interim Consolidated Statements of Cash Flows (unaudited)            5
     Three-months Ended March 31, 2007 and 2006; and for the
     period from October 10, 1995 (Inception) to March 31, 2007

     Notes to Interim Consolidated Financial Statements (unaudited)       6

Item 2. Management's Discussion and Analysis or Plan of Operation        10

Item 3. Controls and Procedures                                          16

                           PART II.Other Information

Item 1. Legal Proceedings                                                16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      16

Item 3. Defaults Upon Senior Securities                                  16

Item 4. Submission of Matters to a Vote of Security Holders              16

Item 5. Other Information                                                17

Item 6. Exhibits                                                         17

Signatures                                                               19

Item 1. Financial Statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Expressed in U.S. Dollars)                                                    March 31     December 31
                                                                                   2007            2006
                                                                                              (audited)
-------------------------------------------------------------------------------------------------------

ASSETS
Current assets
  Cash                                                                      $     77,123   $    278,091
  Prepaid expenses and other assets                                               45,874         42,579
--------------------------------------------------------------------------------------------------------
Total current assets                                                             122,997        320,670

Equipment, net                                                                   105,904        102,801
--------------------------------------------------------------------------------------------------------
Total assets                                                                $    228,901   $    423,471
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIENCY)

Current liabilities
  Accounts payable and accrued expenses                                     $    859,370   $    870,302
  Accounts payable - related party                                                16,687         35,371
  Loan payable                                                                   756,657        250,000
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                      1,632,714      1,155,673
========================================================================================================

Stockholders' Equity (Deficiency)
Common stock
  Authorized:
    50,000,000 common shares, with par value $0.001 each
  Issued and outstanding:
    45,968,522 (December 31, 2006 - 45,468,522) common shares                     45,968         45,468
Additional paid-in capital                                                     9,387,387      9,137,887
Accumulated deficit during the exploration stage                             (10,813,009)    (9,911,865)
Accumulated other comprehensive income (loss)                                    (24,159)        (3,692)
--------------------------------------------------------------------------------------------------------
Stockholders' Equity (deficiency)                                             (1,403,813)      (732,202)
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)                     $    228,901   $    423,471
========================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                          Cumulative
Interim Consolidated Statements of Operations             October 10    Three months     Three months
(Expressed in U.S. Dollars)                         1995 (inception)           Ended            Ended
(Unaudited)                                              to March 31        March 31         March 31
                                                                2007            2007             2006
-----------------------------------------------------------------------------------------------------

Expenses
  Administrative and general                        $        940,857   $      37,009   $      35,149
  Depreciation and amortization                               62,068           2,501             313
  Imputed interest on loan payable - related party             1,560               -               -
  Interest, bank charges and                                                       -               -
    foreign exchange loss                                     74,214           9,700          11,396
  Professional fees - accounting and legal                   753,641          39,523          47,777
  Property search and negotiation                            225,198               -               -
  Salaries and consulting fees                             1,214,676          80,394          26,682
-----------------------------------------------------------------------------------------------------
                                                           3,272,214         169,127         121,317
Exploration expenses                                       7,332,310         732,017         428,270
Write-off of mineral property costs                          172,981               -               -
-----------------------------------------------------------------------------------------------------
                                                          10,777,505         901,144         549,587
-----------------------------------------------------------------------------------------------------

Other income (loss)
  Gain on disposition of subsidiary                          216,474               -               -
  Interest income                                             22,353               -               -
  Gain on sale of rights to the Matupa agreement,
    net of expenses of $138,065                               80,237               -               -
  Realized (loss) on investments                             (37,971)              -               -
  Operating (loss) of Spun-off operations                   (316,598)              -               -
-----------------------------------------------------------------------------------------------------
                                                             (35,505)              -               -
-----------------------------------------------------------------------------------------------------
Net (loss) for the period                           $    (10,813,010)  $    (901,144)  $    (549,587)
=====================================================================================================

Earnings (loss) per share
  - basic and diluted                                                  $       (0.02)  $       (0.01)
=====================================================================================================

Weighted average number of
  common shares outstanding
  - basic and diluted                                                     45,564,028      39,454,477
=====================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                                                   Cumulative
Consolidated Statements of Cash Flows (Unaudited)                                  October 10    Three months    Three months
(Expressed in U.S. Dollars)                                                  1995 (inception)           Ended           Ended
                                                                                  to March 31        March 31        March 31
                                                                                         2007            2007            2006
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net loss for the period                                                     $    (10,813,010)  $    (901,144)  $    (549,587)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      - depreciation and amortization                                                 62,068           2,501             313
      - compensation on stock options                                                720,500               -               -
      - expenses satisfied with issuance of common stock                             673,800               -               -
      - expenses satisfied with transfer of marketable securities                     33,903               -               -
      - imputed interest on loan payable - related party                               1,560               -               -
      - write-off of mineral property costs                                          172,981               -               -
      - adjustment for spin-off of Aurora Metals (BVI) Limited                       316,498               -               -
      - realized loss on investments                                                  37,971               -               -
      - gain on sale of rights to Matupa agreement,
        net of expenses                                                              (80,237)              -               -
Changes in assets and liabilities:                                                         -
    - (increase) decrease in receivables                                            (206,978)              -               -
    - (increase) decrease in prepaid expenses and other assets                       (45,874)         (3,296)              -
    - (decrease) increase in accounts payable
      and accrued expenses                                                         1,416,215         (29,615)          7,265
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (7,710,603)       (931,554)       (542,009)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of equipment                                                             (170,910)         (5,604)              -
  Proceeds on disposal of equipment                                                   14,449               -               -
  Proceeds from disposition of marketable securities                                  32,850               -               -
  Acquisition of mineral property costs                                             (172,981)              -               -
  Payment for incorporation cost                                                     (11,511)              -               -
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (308,103)         (5,604)              -
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock,
    less issuance costs                                                            7,292,339         250,000       3,900,000
  Loan proceeds from related party                                                    39,000               -               -
  Loan proceeds                                                                      788,649         506,657               -
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          8,119,988         756,657       3,900,000
-----------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and
  cash equivalents                                                                   (24,159)        (20,467)              -
-----------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                 77,123        (200,968)      3,357,991
Cash and cash equivalents, beginning of period                                             -         278,091         164,189
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $         77,123   $      77,123   $   3,522,180
=============================================================================================================================

The accompanying notes are an integral part of these financial statements

            Notes to Interim Consolidated Financial Statements (Unaudited)
            --------------------------------------------------------------

1.   NATURE  OF  BUSINESS  AND  GOING  CONCERN

     Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company's focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Para, Brazil. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $931,554 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.


2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Principles  of  Accounting

          The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Aurora Gold Minera ao Ltda ("Aurora Gold Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Minera ao was incorporated on October 27, 2005. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's consolidated audited financial statements for the years ended December 31, 2006 and 2005. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature, with the exception of the impairment adjustment discussed below in "Long-Lived Assets Impairment") necessary to present a fair statement of the results of the interim periods presented.

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

     (c)  Cash  Equivalents

          Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at March 31, 2007 and December 31, 2006.

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

          Vehicles     10 years
          Office  equipment,  furniture  and  fixtures     2 to 5 years

     (f)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2007 and December 31, 2006, the Company did not have proven reserves.

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

     (h)  Foreign Currency Translations and Transactions

          The Company's reporting currency is the U.S. Dollar. Aurora Gold Mineracao Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Reals. The Brazilian Real to U.S. dollar exchange rate at March 31, 2007 was U.S. $0.4866 to 1 Real.

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

     (h)  Foreign  Currency  Translations  and  Transactions  (cont'd)

          Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2007 or 2006.

     (i)  Concentration  of  Credit  Risk

          The Company places its cash with high credit quality financial institutions in Canada and Brazil. The Company had funds deposited in banks beyond the insured limits as of March 31, 2007 and December 31, 2006.

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

          The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through March 31, 2007.

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

          Accumulated other comprehensive income consists of the following at March 31, 2007 and December 31, 2006:

                                                      March 31,  December 31,
                                                           2007          2006
                                                    -------------------------
Foreign currency translation adjustments            $  (24,159)  $    (3,692)
Unrealized gains (loss) on available-for-sale
securities                                                   -             -
                                                    -------------------------
                                                    $  (24,159)  $    (3,692)
                                                    =========================

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

     (l)  Fair  Value  of  Financial  Instruments  and  Risks  (cont'd)

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

     (n)  Earnings  (Loss)  Per  Share

          Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for 2007 and 2006 because there are no potentially dilutive securities outstanding.

     (o)  New Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined there was no impact in applying FIN 48.

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

3.   EQUIPMENT

     -----------------------------------------------------
                                 March 31,    December 31,
                                      2007            2005
     -----------------------------------------------------
     Vehicles                  $   73,234   $      70,570
     Office equipment              43,825          41,726
     Furniture and fixtures        14,247          13,167
     -----------------------------------------------------
                                  131,306         125,463
     Accumulated depreciation     (25,402)        (22,662)
     -----------------------------------------------------
                               $  105,904   $     102,801
     =====================================================

     The majority of equipment held at March 31, 2007 and December 31, 2006 is located in Brazil.

4.   LOAN PAYABLE

     The  loans  payable  bear  interest  at  6%  per annum, are due on December
     31,  2007  and  are  unsecured.

5.   COMMON  STOCK

     In March 2007 the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

6.   RELATED  PARTY  TRANSACTIONS

     Related party transactions not disclosed elsewhere in these consolidated financial statements include:

     a. During the three months ended March 31, 2007 Consulting Fees of $39,912 (three months ended March 31, 2006 - $ 8,246) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

     b. Included in accounts payable - related parties at March 31, 2007 is $16,687 (2006 - $0) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company

--------------------------------------------------------------------------------

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)  GENERAL

     This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three months ended March 31, 2007, in comparison to the corresponding prior-year period. This MD&A has been prepared as of May 15, 2007. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three months ended March 31, 2007 and 2006 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2006 and the related annual MD&A included in the December 31, 2006 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

     For the purposes of preparing this MD&A, we consider the materiality of information. Information is considered material if: (i) such information results in, or would reasonably be expected to result in, a significant change in the

     ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN OF OPERATION
                  (CONT'D)

     market price or value of Aurora Gold Corporation's shares; or (ii) there is a substantial likelihood that a reasonable investor would consider it important in making an investment decision or if it would significantly alter the total mix of information available to investors. Materiality is evaluated by reference to all relevant circumstances, including potential market sensitivity.

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

     We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. Funds raised in fiscal 2007 and 2006 were used for exploration of our properties and general administration.

(B) SIGNIFICANT DEVELOPMENTS DURING THE THREE MONTHS ENDED MARCH 31, 2007 AND SUBSEQUENT EVENTS

     During 2007 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

     In February 2007 the Company received proceeds of $500,000 from two loans. The loans bear interest at 6% per annum, are unsecured and are due on December 31, 2007.

     In March 2007 the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

     During the first quarter of 2007 we signed an MOU covering the Comandante Araras mineral exploration licence located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. The terms of the Comandante Arara MOU provide us with a 60 day review period to access the gold potential of the property for the sum of R$100,000 (payment will be made as soon as the Vendor converts the licence into an exploration licence and transfers title to the Company and is not owed until that time). If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an Option Agreement with the property Vendors for the Assignment and transfer of the mineral rights.

(C)  EXPLORATION  AND  DEVELOPMENT

     We conduct our exploration and property acquisition activities from our head office, which is located at 1 Edith Place, Coolum Beach, Queensland, 4573 Australia. The telephone number is +61 4111-56177. The Field office for

     ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN OF OPERATION
                  (CONT'D)

     our exploration activities in Brazil is located at Estrada Do Bis, 476, Bairro, Bom Jardim, Itaituba, in the Tapajos gold province of the State of Para, Brazil.

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

     Our seven properties located in the Tapajos gold province in Para State, Brazil consist of, Sao Domingos, Sao Joao, Piranhas, Branca de Neve, Bigode, Santa Lucia and Comandante Araras.

     For the three months ended March 31, 2007 we recorded exploration expenses of $732,017 (2006 - $428,270). The following is a breakdown of the exploration expenses by property: Brazil $729,842 (2006 - $426,025) and Canada, Kumealon property $2,175 (2006 - $2,245).

     We have commenced reconnaissance exploration programs on each of the properties. The Sao Domingos, Sao Joao, Piranhas, Branca de Neve, Bigode, Santa Lucia and Comandante Araras properties are located in the southern part of the rich and largely unexplored Tapajos gold province.

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

     ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN OF OPERATION
                  (CONT'D)

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

(D)  RESULTS  OF  OPERATIONS

     Three  Months  Ended  March  31,  2007  versus Three Months Ended March 31,
     2006

     For the three months ended March 31, 2007 we recorded a net loss of $ 901,144 (2006 net loss - $549,587) or $0.02 per share (2006 - $0.01).

     Expenses - For the three months ended March 31, 2007 we recorded expenses of $169,127 (2006 - $121,317). This amount includes, professional fees - accounting $29,000 (2006 - $20,075) and legal $10,523 (2005 -
     $27,702).

     Exploration expenditures - For the three months ended March 31, 2007 we recorded exploration expenses of $732,017 (2006 - $428,270). The following is a breakdown of the exploration expenses by property: Brazil $729,842 (2006 - $426,025) and Canada, Kumealon property $2,175 (2006 -
     $2,245).

     Depreciation expense - For the three months ended March 31, 2007 we recorded depreciation expense of $2,501 (2006 - $313).

(E)  CAPITAL RESOURCES AND LIQUIDITY

     March 31, 2007 versus March 31, 2006

          At  March  31,  2007,  we  had cash of $77,123 (2006 - $3,522,180) and working capital deficiency of $1,509,717 (2006 working capital - $3,529,237) respectively. Total liabilities as of March 31, 2007 were $1,632,714 as compared to $39,853 on March 31, 2006, an increase of $1,592,861. On February 23, 2006 we completed a Private Placement of 8,000,000 common shares priced at USD $0.50 per share for total net consideration of USD $3,890,000 to offshore investors, all of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. On December 29, 2006, we completed a Private Placement of 1,000,000 common shares at USD $0.50 per share for net proceeds of $500,000 to offshore investors, all of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. In March 2007 the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Following the closing of this private placement, we had 45,968,522 common shares issued and outstanding.

     Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $931,554 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2007 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

(F)  PLANS FOR  YEAR  2007

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

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2007 and December 31, 2006, the
     Company  did  not  have  proven  reserves.

     Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

     Costs related to site restoration programs are accrued over the life of the project.

     US GAAP requires us to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If we determine there has been an impairment, then we would be required to write-down the recorded value of its property, plant and equipment costs which would reduce our earnings and net assets

(H)  OFF-BALANCE  SHEET  ARRANGEMENTS  AND  CONTRACTUAL  OBLIGATIONS

     We do not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

(I)  QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of March 31, 2007, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     In March 2007 the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Following the closing of this private placement, we had 45,968,522 common shares issued and outstanding. The funds will be used for working capital.

ITEM 3. DEFAULTS  UPON  SENIOR  SECURITIES

     Not  Applicable

ITEM 4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  Applicable

ITEM 5. OTHER  INFORMATION

     None.

ITEM 6. EXHIBITS

3.1.1    Certificate of Incorporation incorporated by reference to the registration statement on
         Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.1.2    Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-
         24393 98720970).*

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

10.2.2   Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-
         130379 051269300). *

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

10.2.6   Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-
         130379 051269300). *

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

10.3.2   Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-
         130379 051269300). *

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

10.7.1   Piranhas Memorandum of Understanding incorporated by reference to the Form 10-
         KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).  *

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


10.8.2   Declaration of Translator for translation of Branca de Neve Memorandum of
         Understanding from Portuguese to English incorporated by reference to the Form 10-
         QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.9.1   Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.9.2   Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on
         July 26, 2006 (SEC File No. 000-24393-06981489). *

10.10.1  Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-
         QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.10.2  Declaration of Translator for translation of Santa Lucia Memorandum of
         Understanding from Portuguese to English incorporated by reference to the Form 10-
         QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

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

                                        Aurora  Gold  Corporation
                                        -------------------------
                                        Registrant

Date:  May  18,  2007                   BY:  /s/  Lars  Pearl
       --------------                        ----------------
                                             Lars  Pearl
                                             Director

Date:  May  18,  2007                   BY:  /s/  A.  Cameron  Richardson
       --------------                        ----------------------------
                                             A.  Cameron  Richardson
                                             Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May  18,  2007                   BY:  /s/  Lars  Pearl
       --------------                        ----------------
                                             Lars  Pearl
                                             President, Chief Executive
                                             Officer  and  Director


Date:  May  18,  2007                   BY:  /s/  A.  Cameron  Richardson
       --------------                        ----------------------------
                                             A.  Cameron  Richardson
                                             Chief  Financial  Officer  and
                                             Director