Form 10QSB
period 2007-06-30
AURORA GOLD CORP
filed 2007-08-20
CIK 1037049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

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

YES  [ ]  NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,968,522 shares of Common Stock were outstanding as of August 17, 2007.

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


                                      INDEX

                                                                      Page No.
                           PART I Financial Information

Item 1. Financial Statements

    Consolidated Balance Sheets --                                        3
    June 30, 2007 (unaudited) and December 31, 2006 (audited)

    Interim Consolidated Statements of Operations (unaudited)             4
    Three and Six months Ended June 30, 2007 and 2006; and for the period from October 10, 1995 (Inception) to June 30, 2007

    Interim Consolidated Statements of Cash Flows (unaudited)             5
    Six months Ended June 30, 2007 and 2006; and for the period from October 10, 1995 (Inception) to June 30, 2007

    Notes to Interim Consolidated Financial Statements(unaudited)         6

Item 2. Management's Discussion and Analysis or Plan of Operation         8

Item 3. Controls and Procedures                                           14

                           PART II Other Information

Item 1. Legal Proceedings                                                 14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3. Defaults Upon Senior Securities                                   14

Item 4. Submission of Matters to a Vote of Security Holders               15

Item 5. Other Information                                                 15

Item 6. Exhibits                                                          15

Signatures                                                                18

Item  1.  Financial  Statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Expressed in U.S. Dollars)                                          June 30     December 31
                                                                        2007           2006
                                                                  (unaudited)      (audited)
--------------------------------------------------------------------------------------------

ASSETS
Current assets
  Cash                                                          $    286,383   $    278,091
  Prepaid expenses and other assets                                   21,610         42,579
--------------------------------------------------------------------------------------------
Total current assets                                                 307,993        320,670

Equipment, net                                                       115,586        102,801
--------------------------------------------------------------------------------------------
Total assets                                                    $    423,579   $    423,471
============================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIENCY)

Current liabilities
  Accounts payable and accrued expenses                         $    856,803   $    870,302
  Accounts payable - related party                                    37,827         35,371
  Loans payable                                                      750,000        250,000
--------------------------------------------------------------------------------------------
Total current liabilities                                          1,644,630      1,155,673
============================================================================================


Stockholders' Equity (Deficiency)
Common stock
  Authorized:
    50,000,000 common shares, with par value $0.001 each
  Issued and outstanding:
    45,968,522 (December 31, 2006 - 45,468,522) common shares         45,968         45,468
Common stock issuable, 4,000,000 shares                            1,000,000              -
Additional paid-in capital                                         9,387,387      9,137,887
Accumulated deficit during the exploration stage                 (11,577,980)    (9,911,865)
Accumulated other comprehensive income (loss)                        (76,426)        (3,692)
--------------------------------------------------------------------------------------------
Stockholders' Equity (deficiency)                                 (1,221,051)      (732,202)
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)         $    423,579   $    423,471
============================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
                                                            Cumulative
Interim Consolidated Statements of Operations               October 10    Three months    Three months    Six months    Six months
(Expressed in U.S. Dollars)                           1995 (inception)           Ended           Ended         Ended         Ended
(Unaudited)                                                 to June 30         June 30         June 30       June 30       June 30
                                                                  2007            2007            2006          2007          2006
----------------------------------------------------------------------------------------------------------------------------------

Expenses
  Administrative and general                         $        992,974   $      52,117   $      73,513   $    89,126   $   108,662
  Depreciation and amortization                                65,148           3,080             314         5,581           627
  Imputed interest on loan payable - related party              1,560               -               -             -             -
  Interest, bank charges and
    foreign exchange loss                                      89,106          14,892           1,202        24,592        12,598
  Professional fees - accounting and legal                    818,855          65,214          45,606       104,737        93,383
  Property search and negotiation                             225,198               -               -             -             -
  Salaries and consulting fees                              1,286,529          71,853          51,886       152,247        78,568
----------------------------------------------------------------------------------------------------------------------------------
                                                            3,479,370         207,156         172,521       376,283       293,838
Exploration expenses                                        7,890,124         557,815       1,147,291     1,289,832     1,575,561
Write-off of mineral property costs                           172,981               -               -             -             -
----------------------------------------------------------------------------------------------------------------------------------
                                                           11,542,475         764,971       1,319,812     1,666,115     1,869,399
----------------------------------------------------------------------------------------------------------------------------------

Other income (loss)
  Gain on disposition of subsidiary                           216,474               -               -             -             -
  Interest income                                              22,353               -               -             -             -
  Gain on sale of rights to the Matupa agreement,
    net of expenses of $138,065                                80,237               -               -             -             -
  Realized (loss) on investments                              (37,971)              -               -             -             -
  Operating (loss) of Spun-off operations                    (316,598)              -               -             -             -
----------------------------------------------------------------------------------------------------------------------------------
                                                              (35,505)              -               -             -             -
----------------------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                            $    (11,577,980)  $    (764,971)  $  (1,319,812)  $(1,666,115)  $(1,869,399)
==================================================================================================================================

Earnings (loss) per share
  - basic and diluted                                                   $       (0.02)  $       (0.03)  $     (0.04)  $     (0.04)
==================================================================================================================================

Weighted average number of
  common shares outstanding
  - basic and diluted                                                      46,835,189      44,218,522    46,201,855    41,862,966
==================================================================================================================================

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION                                                     Cumulative
(An exploration stage enterprise)                                            October 10    Six months    Six months
                                                                       1995 (inception)         Ended         Ended
Consolidated Statements of Cash Flows (Unaudited)                            to June 30       June 30       June 30
(Expressed in U.S. Dollars)                                                        2007          2007          2006
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss for the period                                               $    (11,577,980)  $(1,666,115)  $(1,869,399)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      - depreciation and amortization                                           65,148         5,581           627
      - compensation on stock options                                          720,500             -             -
      - expenses satisfied with issuance of common stock                       673,800             -             -
      - expenses satisfied with transfer of marketable securities               33,903             -             -
      - imputed interest on loan payable - related party                         1,560             -             -
      - write-off of mineral property costs                                    172,981             -             -
      - adjustment for spin-off of Aurora Metals (BVI) Limited                 316,498             -             -
      - realized loss on investments                                            37,971             -             -
      - gain on sale of rights to Matupa agreement, net of expenses            (80,237)            -             -
Changes in assets and liabilities:                                                   -
    - (increase) decrease in receivables                                      (206,978)            -             -
    - (increase) decrease in prepaid expenses and other assets                 (21,610)       20,969             -
    - (decrease) increase in accounts payable
      and accrued expenses                                                   1,434,787       (11,043)         (128)
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                       (8,429,657)   (1,650,608)   (1,868,900)
-------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities
  Purchase of equipment                                                       (183,672)      (18,366)            -
  Proceeds on disposal of equipment                                             14,449             -             -
  Proceeds from disposition of marketable securities                            32,850             -             -
  Acquisition of mineral property costs                                       (172,981)            -             -
  Payment for incorporation cost                                               (11,511)            -             -
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (320,865)      (18,366)            -
-------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
  Proceeds from common stock issued or issuable,
    less issuance costs                                                      8,292,339     1,250,000     3,900,000
  Loan proceeds from related party                                              39,000             -             -
  Loan proceeds                                                                781,992       500,000             -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    9,113,331     1,750,000     3,900,000
-------------------------------------------------------------------------------------------------------------------


Effect of exchange rate changes on cash and cash equivalents                   (76,426)      (72,734)            -
-------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                          286,383         8,292     2,031,100
Cash and cash equivalents, beginning of period                                       -       278,091       164,189
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $        286,383   $   286,383   $ 2,195,289
===================================================================================================================

The accompanying notes are an integral part of these financial statements

                                     ------
         Notes to Interim Consolidated Financial Statements (Unaudited)
         --------------------------------------------------------------

1.   NATURE  OF  BUSINESS  AND  GOING  CONCERN

     Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company's focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Par , Brazil. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $1,668,708 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Principles  of  Accounting

          The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Aurora Gold Minera o Ltda ("Aurora Gold Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Minera o was incorporated on October 27, 2005. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's consolidated audited financial statements for the year ended December 31, 2006. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

     (c)  Comprehensive  income

          The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company discloses this information on its Consolidated Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

          Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at June 30, 2007 and December 31, 2006.

                                                        Three Months Ended             Six Months Ended
                                                                   June 30,                    June 30,
                                                        2007          2006          2007          2006
-------------------------------------------------------------------------------------------------------
Net Loss                                           $(764,971)  $(1,319,812)  $(1,666,115)  $(1,869,399)
Unrealized loss on available-for-sale investments          -       (28,892)            -       (15,433)
Foreign currency translation adjustment              (52,267)            -       (72,734)             -
-------------------------------------------------------------------------------------------------------
Comprehensive loss                                 $(817,238)   (1,348,704)   (1,738,849)   (1,884,832)
-------------------------------------------------------------------------------------------------------


     (d)  Earnings  (Loss)  Per  Share

          Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for the 2007 and 2006 periods because there are no potentially dilutive securities outstanding. For purposes of earnings per share computations, shares associated with common stock issuable are included as outstanding as of the date of receipt of cash for the shares.

3.   EQUIPMENT

----------------------------------------------------
                           June 30,     December 31,
                               2007             2006
----------------------------------------------------
Vehicles                  $  78,305   $      70,570
Office equipment             48,550          41,726
Furniture and fixtures       17,834          13,167
----------------------------------------------------
                            144,689         125,463
Accumulated depreciation    (29,103)        (22,662)
----------------------------------------------------
                          $ 115,586   $     102,801
====================================================

     The majority of equipment held at June 30, 2007 and December 31, 2006 is located in Brazil.

4.   LOANS PAYABLE

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

     In July 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares of the common stock of the Company for net proceeds of $1,000,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. The proceeds for these shares were received prior to June 30, 2007 and thus the total proceeds of $1,000,000 are classified as common stock issuable in stockholders' equity on the condensed consolidated balance sheet as of June 30, 2007.

6.   RELATED  PARTY  TRANSACTIONS

     Related party transactions not disclosed elsewhere in these consolidated financial statements include:

     a. During the six months ended June 30, 2007 Consulting Fees of $94,729 (June 30, 2006 - $ 19,012) were incurred to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

7.   SUBSEQUENT  EVENTS

     a. The Company's shareholders approved the amendment to the Company's Certificate of Incorporation to increase the number of Authorized shares from 50,000,000 to 100,000,000 at the Company's July 27, 2007 Annual General Meeting.

     b. The Company's shareholders ratified and approved the Company's 2007 Incentive Stock Option Plan at the July 27, 2007 Annual General Meeting.

     c. On August 6, 2007, 2,300,000 stock options were granted to directors at $0.26 per share. The term of these options is five years. The options are exercisable at any time from the grant date up to and including the 6th day of August 2012. The Company is still determining the fair value of these stock options. Given they are fully vested on the date of grant, the Company will expense them in full in August 2007.

--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

(A)  GENERAL

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three and six month periods ended June 30, 2007, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and six month periods ended June 30, 2007 and 2006 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2006 and the related annual MD&A included in the December 31, 2006 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B) SIGNIFICANT DEVELOPMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2007 AND SUBSEQUENT EVENTS

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

In July 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares of the common stock of the Company for net proceeds of $1,000,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

In July 2007 the Company began the second phase of drilling at the Molly gold project on the Sao Domingos property.

During the first quarter of 2007 we signed an MOU covering the Comandante Araras mineral exploration licence located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. The terms of the Comandante Arara MOU provide us with a 60 day review period (the 60 day review does not start until the Vendor converts the licence into an exploration licence and transfers title to the Company) to access the gold potential of the property for the sum of R$100,000 (payment will be made as soon as the Vendor converts the licence into an exploration licence and transfers title to the Company and is not owed until that time). If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an Option Agreement with the property Vendors for the Assignment and transfer of the mineral rights.

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

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION (CONT'D)

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

Our seven properties located in the Tapajos gold province in Para State, Brazil consist of, S o Domingos, S o Jo o, Piranhas, Branca de Neve, Bigode, Santa L cia and Comandante Araras.

For the three and six month periods ended June 30, 2007 we recorded exploration expenses of $557,815 and $1,289,832 (2006 - $1,147,291 and $1,575,561)
respectively. The following is a breakdown of the exploration expenses by property: Brazil $557,815 and $1,287,657 (2006 - $1,147,291 and $1,573,316) and
Canada,  Kumealon  property  $0  and $2,175 (2006 - $0 and $2,245) respectively.

We have commenced reconnaissance exploration programs on each of the properties. The S o Domingos, S o Jo o, Piranhas, Branca de Neve, Bigode, Santa L cia and Comandante Araras properties are located in the southern part of the rich and largely unexplored Tapajos gold province.

We have conducted preliminary investigations of the Sao Joao property area, which has confirmed the existence of mineralised quartz veins and stockwork systems within these Intrusive Granite Suites and we will continue to evaluate the property. Subsequent trenching and mapping has revealed a series of mineralised quartz veins and these are scheduled for drill testing during the third quarter of 2007.

 At the Sao Domingos property a series of drill targets were generated to test the extent of surface mineralization on 4 anomalies. The targets were selected based on the results of the rock chip and geochem programs, conducted during 2005 and 2006. Results of drilling over the Fofoca anomaly delineated a mineralized envelope, the Molly zone, which is currently open along strike in both east and west directions and also to depth. The Molly zone is currently under review for a potential inferred resource estimate, and for evaluation for further test work in the near future. Other drilling at Sao Domingos targeted potential depth extensions of water canon and sluice operations by previous local workers. A reinterpretation of the initial results of this drilling, have shown that a more controlled nature of mineralization is apparent. Further subsurface exploration was initiated during early July 2007 to better understand the mineralizing styles encountered. Additional exploration at Molly zone will include an Induced Polarization (IP) study on the western extension of the current Molly zone. The Company plans to complete drill testing of the initial targets at the Sao Joao project, and then return to Sao Domingo's property to test any extension to the west of the current Molly zone area.

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION (CONT'D)

During the second quarter of 2007 the Company completed construction of its field base and the office complex at the Sao Domingos property.

Exploration and development on the Sao Joao property continued to focus on soil sampling and rock chip outcrop sampling on the several quartz veins located early in 2006. A series of trenches were cut to better test the continuity of the mineralizing systems and enclosed quartz veins. The results of the trenches confirmed the high grades of the previous rock chip results, and that there is significant continuity along strike. To date, 5 veins have been noted and target generation for drill testing for depth and strike continuity was completed during mid December. Drilling is scheduled to begin on the property during the third quarter of 2007.

Initial rock chip and mapping was carried out on the Comandante Araras property for orientation purposes in preparation for a more focused target generation campaign during the drilling phase at the neighboring Sao Joao property.


ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION (CONT'D)

(D)  RESULTS  OF  OPERATIONS

Six  Months  Ended  June  30,  2007  versus  Six  Months  Ended  June  30,  2006

For the six months ended June 30, 2007 we recorded a net loss of $ 1,666,115 (2006 net loss - $1,869,399) or $0.04 per share (2006 - $0.04).

Expenses - For the six months ended June 30, 2007 we recorded expenses of $376,283 (2006 - $293,838). This amount includes, professional fees - accounting $33,575 (2006 - $25,031) and legal $71,162 (2006 - $68,352).

Exploration expenditures - For the six months ended June 30, 2007 we recorded exploration expenses of $1,289,832 (2006 - $1,575,561). The following is a breakdown of the exploration expenses by property: Brazil $1,287,657 (2006 - $1,573,316) and Canada, Kumealon property $2,175 (2006 - $2,245).

Depreciation expense - For the six months ended June 30, 2007 we recorded depreciation expense of $5,581 (2006 - $627).

(E)  CAPITAL  RESOURCES  AND  LIQUIDITY

June 30, 2007 versus December 31, 2006

At  June  30, 2007, we had cash of $286,383 (December 31, 2006 - $278,091) and a working capital deficiency of $1,336,637 (December 31, 2006 working capital deficiency - $835,003) respectively. Total liabilities as of June 30, 2007 were $1,644,630 as compared to $1,155,673 at December 31, 2006, an increase of $488,957. On February 23, 2006 we completed a Private Placement of 8,000,000 common shares priced at USD $0.50 per share for total net consideration of USD $3,890,000 to offshore investors, all of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. On December 29, 2006, we completed a Private Placement of 1,000,000 common shares at USD $0.50 per share for net proceeds of $500,000 to offshore investors, all of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. In March 2007 the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION (CONT'D)

Act. In July 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares of the common stock of the Company for net proceeds of $1,000,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Following the closing of this private placement, we had 49,968,522 common shares issued and outstanding.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $1,668,708 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2007 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

The primary focus of exploration during 2007 will be to calculate a resource estimate for the Sao Domingos and the Sao Joao properties. Simultaneously we will map in detail the other properties and follow on from the rock chip and soil sampling completed during 2006. Drill target generation will be conducted on Bigode, Piranhas, Santa Lucia, Branca de Neve and Comandante Araras properties and a proposed drill program will be scheduled for late 2007 or early 2008.

During the 3rd quarter of 2007, an initial inferred resource will be calculated on the Molly zone located at the Fofoca occurrence based on initial drilling results on the Sao Domingos project. This resource will be appraised and further

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONT'D) drilling is scheduled later in 2007 to close up spacing and increase confidence levels for a resource upgrade. The resource is not yet closed off and further drill testing of the East and West strike potential will occur during the resource definition phase discussed above. Depth potential will also be appraised during this drilling phase.

We also intend to map in detail the other areas previously appraised at Sao Domingos property to generate further drill targets. The current interpretation demonstrates the potential of the Molly zone joining up to areas along strike known for high grade rock chip samples. Initial exploration on these areas was restricted to mapping the outcrop geology and spoils from shafts of previous workers in order to confirm lithologies and structural trends noted on government maps. Results and interpretations of the previous work, including literature reviews, led to limited follow up drilling. The drilling assisted in the subsurface understanding of the structures and mineralisation trends. Currently three anomalous areas have been identified, from rock chip sampling, mapping and drilling, and warrant further investigation. We have conducted a soil sampling program, and further rock chip sampling programs over the anomalous areas and have drafted maps highlighting these anomalous areas. These anomalous areas have been ranked in order of geological understanding and degree of mineralisation and geological confidence and the Company intends to test these by geophysical and/or drilling methods. The results from the work programs have assisted us in understanding the 3 dimensional geology of the area.

The Company also intends to complete a series of geophysics programs, adopting ground Induced Polarization (IP) and ground Magnetics, around the western extension of the Molly zone. If these Geophysical programs prove to be of benefit to the geological understanding of the area, then the Company intends to adopt more of these techniques on the Company's other projects.

The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

We are not planning to do any exploration work on the British Columbia Kumealon limestone property in 2007.

(G)  APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 to our December 31, 2006 consolidated financial statements. Our accounting policies relating to mineral properties and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of June 30, 2007, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

During the period covered by this report, we initiated disclosure controls and procedures to ensure conformity in the use of the accrual method of accounting by our wholly-owned Brazilian subsidiary, Aurora Gold Mineracao Ltda, as is already used by us and all of our operating subsidiaries. At December 31, 2006, our President and Chief Executive Officer and Chief Financial Officer had determined that our disclosure controls and procedures were ineffective in alerting them in a timely manner to material information relating to the Company and its subsidiary related to the use of the cash versus accrual method of accounting as it relates to pre-adjusted accounting records prior to consolidation by our wholly-owned Brazilian subsidiary, Aurora Gold Mineracao Ltda, which commenced operations during the 2006 fiscal year.

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

In July 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares of the common stock of the Company for net proceeds of $1,000,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Following the closing of this private placement, we had 49,968,522 common shares issued and outstanding. The funds will be used for working capital.

ITEM 3. DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable

ITEM 4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its Annual General Meeting on July 27, 2007. At the meeting one shareholder holding 24,000 shares was present in person and 16,814,852 shares were represented by proxy.

     The holders of the majority of the shares voting at the meeting voted for:

      1. The election of Michael Montgomery, Lars Pearl and Cameron Richardson as the directors of the Company,
      2. The appointment of Peterson Sullivan PLLC, as the independent registered public accounting firm for the Company,
      3. The amendment to the company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50 million to 100 million, and
      4.  The  approval  of  the  Company's  2007  Incentive  Stock  Option
          Plan.

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


10.2.4   Novo Porto Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File
         No. 000-24393-06715925). *

10.2.5   Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English
         Corporation incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-
         6715925). *

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

10.4.4   S o Domingos Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC
         File No. 000-24393-06715925). *

10.4.5   Declaration of Translator for translation of S o Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *

10.5.1   Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC
         File No. 000-24393-06715925). *

10.5.2   Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *


10.6.1   S o Jo o Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File
         No. 000-24393-06715925). *

10.6.2   Declaration of Translator for translation of S o Jo o Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *

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

10.8.2   Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to
         English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-
         6981489). *

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

10.10.2  Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to
         English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-
         6981489). *

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

                                          Aurora  Gold  Corporation
                                          -------------------------
                                          Registrant

Date:  August  17,  2007                  BY:  /s/  Lars  Pearl
       -----------------                       ---------------
                                               Lars  Pearl
                                               Director

Date:  August  17,  2007                  BY:  /s/  A.  Cameron  Richardson
       -----------------                       ----------------------------
                                               A.  Cameron  Richardson
                                               Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  August  17,  2007                  BY:  /s/  Lars  Pearl
       -----------------                       ----------------
                                               Lars  Pearl
                                               President,  Chief  Executive
                                               Officer  and  Director


Date:  August  17,  2007                  BY:  /s/  A.  Cameron  Richardson
       -----------------                       ----------------------------
                                               A.  Cameron  Richardson
                                               Chief  Financial  Officer
                                               and  Director