Form 10QSB
period 2007-09-30
AURORA GOLD CORP
filed 2007-11-19
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________  to __________

Commission file number 0-24393

AURORA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	13-3945947
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Edith Place, Coolum Beach, Queensland, 4573 Australia
 (Address of principal executive offices)

+61 4111-56177
(Issuer’s Telephone Number)

30 Ledgar Road, Balcatta, WA 6021 Australia
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,218,522 shares of Common Stock were outstanding as of November 16, 2007.

Transitional Small Business Disclosure Format (check one);

YES ☐ NO ☒

AURORA GOLD CORPORATION

This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 – Financial Information - Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis or Plan of Operation.”

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

		Page No.
PART I Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets -- September 30, 2007 (unaudited) and December 31, 2006 (audited)	3

	Interim Consolidated Statements of Operations (unaudited) Three and Nine months Ended September 30, 2007 and 2006; and for the period from October 10, 1995 (Inception) to September 30, 2007	4

	Interim Consolidated Statements of Cash Flows (unaudited) Nine months Ended September 30, 2007 and 2006; and for the period from October 10, 1995 (Inception) to September 30, 2007	5

	Notes to Interim Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	16

PART II Other Information

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits

Signatures		21

Index

Item 1. Financial Statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Expressed in U.S. Dollars)	September 30	December 31
	2007	2006
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$371,495	$278,091
Prepaid expenses and other assets	52,040	42,579
Total current assets	423,535	320,670

Equipment, net	123,196	102,801
Total assets	$546,731	$423,471

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$575,663	$870,302
Accounts payable - related party	138,789	35,371
Loans payable	500,000	250,000
Total current liabilities	1,214,452	1,155,673

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2006 - 50,000,000) with par value $0.001 each
Issued and outstanding:
50,968,522 (December 31, 2006 - 45,468,522) common shares	50,969	45,468
Common stock issuable, 4,250,000 shares	850,000	-
Additional paid-in capital	11,086,681	9,137,887
Accumulated deficit during the exploration stage	(12,578,008)	(9,911,865)
Accumulated other comprehensive income (loss)	(77,363)	(3,692)
Stockholders' Equity (deficiency)	(667,721)	(732,202)
Total liabilities and stockholders' equity (deficiency)	$546,731	$423,471

The accompanying notes are an integral part of these financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Interim Consolidated Statements of Operations	October 10	Three months	Three months	Nine months	Nine months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended	Ended	Ended
(Unaudited)	to September 30	September 30	September 30	September 30	September 30
	2007	2007	2006	2007	2006

Expenses
Administrative and general	$1,068,737	$75,763	$47,224	$164,889	$155,886
Depreciation and amortization	68,342	3,194	52	8,775	679
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest, bank charges and foreign exchange loss	111,791	22,685	1,700	47,277	14,298
Professional fees - accounting and legal	860,257	41,402	85,492	146,139	178,875
Property search and negotiation	225,198	-	-	-	-
Salaries and consulting fees	1,819,371	532,842	43,228	685,089	121,796
	4,155,256	675,886	177,696	1,052,169	471,534
Exploration expenses	8,214,266	324,142	1,387,701	1,613,974	2,963,262
Write-off of mineral property costs	172,981	-	-	-	-
	12,542,503	1,000,028	1,565,397	2,666,143	3,434,796

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-	-	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-	-	-
Realized (loss) on investments	(37,971)	-	-	-	-
Operating (loss) of Spun-off operations	(316,598)	-	-	-	-
	(35,505)	-	-	-	-
Net (loss) for the period	$(12,578,008)	$(1,000,028)	$(1,565,397)	$(2,666,143)	$(3,434,796)

Earnings (loss) per share - basic and diluted		$(0.02)	$(0.04)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted		51,406,022	44,218,522	48,065,029	42,659,698

The accompanying notes are an integral part of these financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Nine months	Nine months
Consolidated Statements of Cash Flows (Unaudited)	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to September 30	September 30	September 30
	2007	2007	2006
Cash flows from operating activities
Net loss for the period	$(12,578,008)	$(2,666,143)	$(3,434,796)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	68,342	8,775	679
- stock compensation expense on stock option grants	1,174,795	454,295	-
- expenses satisfied with issuance of common stock	723,800	50,000	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
Changes in assets and liabilities:
- (increase) decrease in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(52,040)	(9,461)	-
- (decrease) increase in accounts payable and accrued expenses	1,254,609	(191,221)	11,745
Net cash used in operating activities	(9,132,804)	(2,353,755)	(3,422,372)

Cash flows from investing activities
Purchase of equipment	(194,476)	(29,170)	-
Proceeds on disposal of equipment	14,449	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(331,669)	(29,170)	-

Cash flows from financing activities
Proceeds from common stock, issued or issuable less issuance costs	8,842,339	1,800,000	3,900,000
Loan proceeds from related party	39,000	-	-
Loan proceeds	1,031,992	750,000	-
Net cash provided by financing activities	9,913,331	2,550,000	3,900,000

Effect of exchange rate changes on cash and cash equivalents	(77,363)	(73,671)	-
Increase in cash and cash equivalents	371,495	93,404	477,628
Cash and cash equivalents, beginning of period	-	278,091	164,189
Cash and cash equivalents, end of period	$371,495	$371,495	$641,817

The accompanying notes are an integral part of these financial statements

Index

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.  The Company’s focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Pará, Brazil. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $2,353,755 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.	Significant Accounting Policies

(a)	Principles of Accounting

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Aurora Gold Mineração Ltda ("Aurora Gold Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineração was incorporated on October 27, 2005. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended December 31, 2006. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company discloses this information on its Consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

Index

2.	Significant Accounting Policies (cont’d)

(c)	Comprehensive income (cont’d)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at September 30, 2007 and December 31, 2006.

Comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Loss	$(1,000,028)	$(1,565,397)	$(2,666,143)	$(3,434,796)
Unrealized gain (loss) on available-for-sale investments	-	811	-	(14,622)
Foreign currency translation adjustment	(937)	-	(73,671)	-
Comprehensive loss	$(1,000,965)	$(1,564,586)	$(2,739,814)	$(3,449,418)

(d)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities (stock options) and is equivalent to basic loss per share for the 2007 and 2006 periods because of the net losses incurred by the Company for the three and nine month periods ending September 30 in both years. For purposes of earnings per share computations, shares associated with common stock issuable are included as outstanding as of the date of receipt of cash for the shares.

3.	Equipment

	September 30, 2007	December 31, 2006
Vehicles	$82,008	$70,570
Office equipment	54,938	41,726
Furniture and fixtures	19,217	13,167
	156,163	125,463
Accumulated depreciation	(32,967)	(22,662)
	$123,196	$102,801

The majority of equipment held at September 30, 2007 and December 31, 2006 is located in Brazil.

4.	Loans Payable

The loans payable bear interest at 6% per annum, are due on December 31, 2007 and are unsecured.

5.	Common Stock

In March 2007 the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

In July 2007, 5,000,000 common shares were issued at $0.25 per share.  Of the 5,000,000 common shares, 2,000,000 shares were issued to settle loans of $500,000 and the remaining 3,000,000 shares were issued for cash proceeds of $750,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

Index

5.	Common Stock (continued)

In August 2007, the Company entered into an agreement to issue 250,000 common shares at $0.20 per share in settlement of amounts owed to an individual for services performed valued at $50,000. The shares were not issued until subsequent to September 30, 2007, but given the agreement was entered into prior to September 30, 2007 the $50,000 is classified as common stock issuable. The shares were issued to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In September 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares at $0.20 per share for net cash proceeds of $800,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). The shares were not issued until subsequent to September 30, 2007 since the proceeds for these shares were received prior to September 30, 2007 the total proceeds of $800,000 are classified as common stock issuable in stockholders’ equity on the condensed consolidated balance sheet as of September 30, 2007.

6.	Stock Options

The fair value of options at the date of grant is determined under the Black-Scholes option-pricing model.  During the three and nine month periods ended September 30, 2007, the following weighted-average assumptions were used:

Assumptions
Risk-free rate	4.52%
Annual rate of dividends	-
Historical volatility	144%
Expected life	2.5 years

The weighted average grant-date fair value of options awards was $0.20 per share during the three and nine months ended September 30, 2007.

On August 6, 2007 the Company issued five-year options to employees and directors to purchase 2,300,000 common shares.  The options are exercisable at any time from the grant date up to and including the 6th day of August 2012. The aggregate fair value of these options at the date of grant of $424,295 was estimated using the Black-Scholes option pricing model and was expensed in full on the date of grant as the options were immediately vested.

The following is a summary of stock option activity for the nine months ending September 30, 2007, and the status of stock options outstanding at September 30, 2007:

	Shares	Wgtd Avg Exercise price
Outstanding at January 1, 2007	-	$-
Granted	2,300,000	$0.26
Outstanding at September 30, 2007	2,300,000	$0.26
Exercisable at September 30, 2007	2,300,000	$0.26

Index

6.	Stock Options (continued)

The following table summarizes information about stock options outstanding at September 30, 2007:

Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise	Outstanding at	Contractual	Exercise
Prices	Sept. 30, 2007	Life (yrs)	Price
$ 0.26	2,300,000	4.85	$ 0.26

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the nine months ended September 30, 2007 Consulting Fees of $185,520 (September 30, 2006 -  $31,778) were incurred to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Item 2.Management’s Discussion and Analysis or Plan of Operation

(A)   General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three and nine month periods ended September 30, 2007, in comparison to the corresponding prior-year periods. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and nine month periods ended September 30, 2007 and 2006 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2006 and the related annual MD&A included in the December 31, 2006 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

This document contains numerous forward-looking statements relating to our business.  The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  Operating, exploration and financial data, and other statements in this document are based on information we believe reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from our future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business  (including

Index

Item 2.    Management’s Discussion and Analysis or Plan of Operation

(A) General (continued)

environmental hazards, industrial accidents, weather or geologically related conditions),  regulatory and permitting matters,  and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

(B) Significant developments during the nine months ended September 30, 2007 and Subsequent Events

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

During 2007 through September 30, 2007 the Company received proceeds of $750,000 for loans from various Companies. The loans payable bear interest at 6% per annum, are due on December 31, 2007 and are unsecured.

In March 2007 the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

In July 2007, 5,000,000 common shares were issued at $0.25 per share.  Of the 5,000,000 common shares, 2,000,000 shares were issued to settle loans of $500,000 and the remaining 3,000,000 shares were issued for cash proceeds of $750,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In August 2007, the Company entered into an agreement to issue 250,000 common shares at $0.20 per share in settlement of amounts owed to an individual for services performed valued at $50,000. The shares were not issued until subsequent to September 30, 2007, but given the agreement was entered into prior to September 30, 2007 the $50,000 is classified as common stock issuable. The shares were issued to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In September 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares at $0.20 per share for net cash proceeds of $800,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). The shares were not issued until subsequent to September 30, 2007 since the proceeds for these shares were received prior to September 30, 2007 the total proceeds of $800,000 are classified as common stock issuable in stockholders’ equity on the condensed consolidated balance sheet as of September 30, 2007.

Index

Item 2. Management’s Discussion and Analysis or Plan of Operation

(C) Exploration and Development

We conduct exploration activities from our principal and technical office in Coolum Beach, Queensland, Australia.  These offices are provided to us on a rent free, month to month basis by Lars Pearl, one of our directors. We believe that these offices are adequate for our purposes and operations.

Our strategy is to concentrate our efforts on: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities.

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

For the three and nine month periods ended September 30, 2007 we recorded exploration expenses of $324,142 and $1,613,974 (2006 - $1,387,701 and $2,963,262) respectively. The following is a breakdown of the exploration expenses by property: Brazil $324,142 and $1,611,799 (2006 - $1,387,701 and $2,961,017) and Canada, Kumealon property $0 and $2,175 (2006 - $0 and $2,245) respectively.

We currently have an interest in five (5) projects located in Tapajos gold province in Para State, Brazil and one property located in British Columbia, Canada.  We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

We initially had 10 properties under Memorandum of Understanding (“MOU”) or under option of which we currently have retained five (5) properties, São Domingos, São João, Piranhas, Comandante Araras, and Bigode in the Tapajos Gold Province, State of Pará, Brazil. With a total of approximately 54,613 hectares, we are the largest property holder in the region.

Between December 21, 2005 and May 26, 2006 we signed four MOUs covering the Piranhas, Branca de Neve, Bigode and Santa Lúcia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. The MOUs provide us with a review period, ranging from two months to six months, to access the mineral potential of the properties.

Between January 1 and March 31, 2006 we signed five option agreements covering the Novo Porto (since cancelled due to governmental land use management changes), Ouro Mil (option since relinquished), Santa Isabel (option since relinquished), São Domingos and São João mineral exploration licences located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

Access to all of the property areas in which we have an interest is by airstrips, rivers in season and the Trans Garimpeiro Highway.  Regional infrastructure to the property areas is serviced from our offices in the city of Itaituba and the field office located at the Sao Domingos property.

Index

Item 2.   Management’s Discussion and Analysis or Plan of Operation

(C) Exploration and Development (cont’d)

São Domingos

The São Domingos property covers an area of 6.100 hectares and is located approximately 250km south of the regional center of Itaituba and approximately 40 km north of our previous Santa Isabel property.

São João

The São João property area is located approximately 20km west of our São Domingos property and covers an area of approximately 5.160 hectares.

Santa Isabel – option since relinquished

The Santa Isabel Property lies in the southwestern region of the Tapajos Gold Province, Para State, Brazil and comprises an area of 3.650 hectares.

In March 2007 we decided not to follow up our preliminary exploration program on the Santa Isabel property and have decided not to exercise our option to acquire the property.

Novo Porto - option since relinquished

The Novo Porto property lies approximately 180km south of Itaituba and covered an area of approximately 6.600 hectares.  Due to changes in the Government land management the area that encompassed the Nova Porto project and our property interest was deemed to be in a non active commercial mining zone.

In March 2006 we decided not to follow-up our preliminary exploration program on the Novo Porto property and have decided not to exercise our option to acquire the property.

Ouro Mil - option since relinquished

The Ouro Mil property is located approximately 20 km south of Santa Isabel property area and approx 300km South of Itaituba, and covers an area of 9.794 hectares.

In October 2006 we decided not to follow up our preliminary exploration program on the Ouro Mil property and have decided not to exercise our option to acquire the property.

Branca de Neve - option since relinquished

The Branca de Neve property adjoins our Piranhas property and is located approximately 50 km NE of our São Domingos property, and covers an area of approximately 2.210 hectares

The Company has decided not to follow up our preliminary exploration program on the Branca de Neve property and have decided not to exercise our option to acquire the property.

Piranhas

The Piranhas property adjoins the South western boundary of our Branca de Neve property and covers an area of approximately 9.341 hectares.

Index

Item 2. Management’s Discussion and Analysis or Plan of Operation

(C) Exploration and Development (cont’d)

Bigode

The 4.150 hectare Bigode property adjoins the southeast portion of our São Domingos property, and is approximately 30 km north of our Santa Isabel property.

Santa Lúcia - option since relinquished

The 1.600 hectare Santa Lúcia property is located 1,270 km SSW of the main regional centre of Itaituba.   The property is located 10 km south west of the Company’s Santa Isabel property.

The Company has decided not to follow up our preliminary exploration program on the Santa Lucia property and have decided not to exercise our option to acquire the property.

Comandante Araras

The 2.750 hectare Comandante Arara property is located 10 km west of the Company’s São João property.

British Columbia, Canada

The 741 acre Kumealon limestone project is located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, British Columbia, Canada.

(D)Results of Operations

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007 we recorded a net loss of $ 2,666,143 (2006 net loss - $3,434,796) or $0.06 per share (2006 - $0.08). Included in the net loss for the nine months ended September 30, 2007 was stock option compensation expense of $454,295 (2006 - $0).

General and Administrative Expenses – For the nine months ended September 30, 2007 we recorded expenses of $1,052,169 (2006 - $471,534). This amount includes, professional fees - accounting $40,628 (2006 - $30,518) and legal $105,511 (2006 - $148,357).

Exploration expenditures - For the nine months ended September 30, 2007 we recorded exploration expenses of $1,613,974 (2006 - $2,963,262). The following is a breakdown of the exploration expenses by property: Brazil $1,611,799 (2006 - $2,961,017) and Canada, Kumealon property $2,175 (2006 - $2,245) respectively.

Depreciation expense – For the nine months ended September 30, 2007 we recorded depreciation expense of $8,775 (2006 - $679).

 (E) Capital Resources and Liquidity

September 30, 2007 versus December 31, 2006

At September 30, 2007, we had cash of $371,495 (December 31, 2006 - $278,091) and a working capital deficiency of $790,917 (December 31, 2006 working capital deficiency - $835,003). Total liabilities as of September 30, 2007 were $1,214,452 as compared to $1,155,673 at December 31, 2006, an increase of $58,779.

Index

Item 2.  Management’s Discussion and Analysis or Plan of Operation

(E) Capital Resources and Liquidity (continued)

In March 2007 we completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

In July 2007, 5,000,000 common shares were issued at $0.25 per share.  Of the 5,000,000 common shares, 2,000,000 shares were issued to settle loans of $500,000 and the remaining 3,000,000 shares were issued for cash proceeds of $750,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In August 2007, the Company entered into an agreement to issue 250,000 common shares at $0.20 per share in settlement of amounts owed to an individual for services performed valued at $50,000. The shares were not issued until subsequent to September 30, 2007 but given the agreement was entered into prior to September 30, 2007 the $50,000 is classified as common stock issuable. The shares were issued to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In September 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares at $0.20 per share for net cash proceeds of $800,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). The shares were not issued until subsequent to September 30, 2007 since the proceeds for these shares were received prior to September 30, 2007 the total proceeds of $800,000 are classified as common stock issuable in stockholders’ equity on the condensed consolidated balance sheet as of September 30, 2007.

(F) Plans for Year 2007

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to our unaudited September 30, 2007 consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $2,353,755 from operating activities through September 30, 2007. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2007 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

We intend to raise additional funds through equity offerings and/or debt borrowing to meet our administrative/general operating expenses and to conduct work on our exploration property. There is, of course, no assurance that it will be able to do so.

Index

Item 2.  Management’s Discussion and Analysis or Plan of Operation (cont’d)

(F) Plans for Year 2007 (continued)

We will concentrate our exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Brazil, Canada and other South American countries. Additional employees will be hired on a consulting basis as required by the exploration properties.

Our exploration work program in 2007 and 2008 on the Brazilian Tapajos properties will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

We have set up a field operations center at the São Domingos property and intend to continue to focus our exploration activities on anomalies associated with the São Domingos Property.  We selected the São Domingos property based on its proximity to our other properties, and the logistics currently in place.  Access to São Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

We will continue to conduct exploration programs on our properties adjacent to the Sao Domingos property using the road and river access to the properties from the Sao Domingos field operations centre. Exploration on the São Domingos property will involve further mapping of the outcrop geology and soils from shafts of previous workers in order to confirm lithologies and structural trends noted from drilling and on government maps.  Currently, four anomalous areas on the Sao Domingos property have been identified from soil and rock chip sampling, at Atacadao, Esmeril, Fofoca and Cachoeira, and are currently scheduled for further investigation.

In late May 2006 we continued the exploration of the Sao Domingos property with the initiation of a projected 5,000 metre diamond-drilling program.  Drilling targeted various soil anomalies and lithogical trends outlined by mapping and sampling of out cropping rocks.  Drilling tested areas around the Atacadau gold occurrence, the Esmeril occurrence and Fofoaca area.  These areas have been the focus of both alluvial and relatively shallow underground hard rock (oxidized) mining.  The lithology is porphyritic Pararui granite containing stockwork quartz veins. Limited historical underground production was carried out via shafts sunk in the oxidized material peripheral to the dominant quartz veins.  No dewatering was utilized and generally mining ceased, as water became a problem.

Drilling completed during 2006 resulted in a volume of mineralized material which was calculated on the first 17 drill holes targeting high grade gold in quartz veins and altered host rocks. Drill hole line spacing of 40m was used in the initial appraisal.  The initial calculation resulted in a volume of mineralized material containing approximately 60,000 ounces of gold at 2.4 g/t.

After reviewing the geology and grade continuity from previous drilling on the Mineralized material at the Sao Domingos-Molly project, the Company initiated drilling during July 2007 to test target extensions of the current mineralized material as well as to infill current drilling to increase the confidence levels.

Currently the mineralized material still remains open along strike in both directions and at depth. Aurora will continue to evaluate the potential, and is confident that Molly could evolve along strike and link up with other noted targets further along strike. A geophysical survey is planned for later in the year to test the strike continuity of the Molly mineralized structure.

Exploration on the Sao Joao, and the adjoining Comm Ararras properties during early 2007 included trenching and mapping.  Sample results of a trench on the main vein resulted in 80m at 30.94 g/t gold. Recent sampling and mapping has shown this vein system to be extensive and a series of other veins have been located and sampled.  Drilling is scheduled to follow up the main vein during the 4th Quarter of 2007.

Index

Item 2.  Management’s Discussion and Analysis or Plan of Operation (cont’d)

(F)  Plans for Year 2007 (continued)

The Bigode project has returned significant gold assay results and is also scheduled for drilling on completion of drill testing at Sao Joao. We will also continue to evaluate the, Piranhas, Branca de Neve, and Santa Lucia properties through ongoing geochem programs and by mapping and sampling.

Exploration at Bigode is scheduled to continue and will involve mapping and drill target generation for testing in the future.

We are not planning to do any exploration work on the British Columbia Kumealon limestone property in 2007 and 2008.

(G) Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 to our December 31, 2006 consolidated financial statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

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

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and

Index

Item 3. Controls and Procedures (continued)

Chief Financial Officer (Principal Financial Officer) concluded that, as of September 30, 2007, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, 5,000,000 common shares were issued at $0.25 per share.  Of the 5,000,000 common shares, 2,000,000 shares were issued to settle loans of $500,000 and the remaining 3,000,000 shares were issued for cash proceeds of $750,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In August 2007, the Company entered into an agreement to issue 250,000 common shares at $0.20 per share in settlement of amounts owed to an individual for services performed valued at $50,000. The shares were not issued until subsequent to September 30, 2007, but given the agreement was entered into prior to September 30, 2007 the $50,000 is classified as common stock issuable. The shares were issued to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In September 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares at $0.20 per share for net cash proceeds of $800,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). The shares were not issued until subsequent to September 30, 2007 since the proceeds for these shares were received prior to September 30, 2007 the total proceeds of $800,000 are classified as common stock issuable in stockholders’ equity on the condensed consolidated balance sheet as of September 30, 2007.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Index

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

10.1
Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on  December 16, 2005 (SEC File No. 333-130379 051269300).

10.2
Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.3
Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005  (SEC File No. 333-130379 051269300).

10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.5
Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.7
Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English Corporation incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

Index

10.9
Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.10
Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.12
Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.14
Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.15
Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.17
Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.18	São Domingos Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.19
Declaration of Translator for translation of São Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.21
Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.22	São João Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

Index

10.23
Declaration of Translator for translation of São João Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.25
Declaration of Translator for translation of Piranhas Memorandum of Understanding  from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28,2006 (SEC File No. 000-24393-06715925).

10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

10.27
Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

10.30
Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

10.31	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

10.32
Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

10.34	Settlement Agreement dated as of <>, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2 filed on November 13, 2007. (SEC File No. 000-333-147341-071238655)

10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2 filed on November 13, 2007. (SEC File No. 000-333-147341-071238655)

16.1	Letter on change in certifying accountant incorporated by reference to the Form 8-K filed on May 16, 2006 (SEC File No. 000-24393-637373).

16.2	Letter on change in certifying accountant incorporated by reference to the Form 8-K filed on February 8, 2006 (SEC File No. 000-24393-06588079).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation
Registrant

Date:	November 16, 2007	BY:	/s/ Lars Pearl
Lars Pearl
Director

Date:	November 16, 2007	BY:	/s/ A. Cameron Richardson
A. Cameron Richardson
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 16, 2007	BY:	/s/ Lars Pearl
Lars Pearl
President, Chief Executive Officer and Director

Date:	November 16, 2007	BY:	/s/ A. Cameron Richardson
A. Cameron Richardson
Chief Financial Officer and Director