Form 10KSB/A
period 2006-12-31
AURORA GOLD CORP
filed 2007-11-30
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number                                                                 0-24393

AURORA GOLD CORPORATION
(Name of small business issuer in its charter)

Delaware	13-3945947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Edith Place Coolum Beach, Queensland, Australia	4573
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (+617) 5471-6370

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.001 per share	NASD OTC Bulletin Board
Title of each class	Name of each exchange on which registered

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

State issuer’s revenues for its most recent fiscal year.           $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days.$23,777,706 as of April 12, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 45,968,522 shares of common stock were outstanding as of April 12, 2007.

Documents incorporated by reference herein:        None

Transitional Small Business disclosure format (Check one); Yes ☐ No ☒

AURORA GOLD CORPORATION

This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. “Business,” Item 2. “Properties,” Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7.  “Financial Statements” and Item. 12 “Certain Relationships and Related Transactions”.

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

ITEM 1.       DESCRIPTION OF BUSINESS

(A)	General

We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." Initially formed for the purpose of engaging in the food preparation business, we redirected our business efforts in late 1995 following a change of control, which occurred on October 30, 1995, to the acquisition, exploration and, if warranted, the development of mineral resource properties. We changed our name to “Aurora Gold Corporation” on August 20, 1996 to more fully reflect our resource exploration business activities.

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

We currently have interest in six (6) properties none of which contain any reserves. Please refer to “Description of Properties.” We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities.

Our principal and technical office is located at 1 Edith Place, Coolum Beach, Queensland, 4573, Australia. The telephone number is (+617) 5471-6370. We conduct our exploration and property acquisition activities through the Balcatta office.

(B)	Significant Developments in Fiscal 2006 and Subsequent Events

In fiscal 2006 we issued 9,000,000 shares (fiscal 2005 – 13,000,000 shares) for net cash of $4,390,000 (fiscal 2005 - $650,000) and issued 250,000 shares (fiscal 2005 – 3,684,091 shares) to pay for services rendered of $175,000 (fiscal 2005 - $162,500). The carrying value of the indebtedness settled approximated the fair market value of the common shares issued.

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

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Description of our Business – Risks Related to Our Business, Property and Industry”

For the year ended December 31, 2006 we recorded exploration expenses of $4,790,529 compared to $347,307 in fiscal 2005. The following is a breakdown of the exploration expenses by property: Brazil $4,788,284 (2005 - $345,271) and Canada, Kumealon property $2,245 (2005 - $2,036).

We initially had 10 properties under Memorandum of Understanding (“MOU”) or under option of which we currently have retained five (5) properties, São Domingos, São João, Piranhas, Comandante Ararras and Bigode in the Tapajos Gold Province, State of Pará, Brazil. With a total of approximately 54,613 hectares, we are the largest property holder in the region.

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

Santa Lúcia- option since relinquished

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

We are subject to all the risks inherent to mineral exploration, which may have an adverse affect on our business operations.

We are subject to the numerous risks and hazards inherent to the mining industry including, without limitation, the following:

•	mineral exploration is subject to substantial operating hazard some of which are not insurable or may not be insured due to economic considerations;

•	interruptions caused by adverse weather conditions;

•
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

Mr. Pearl, our president and chief executive officer is engaged in other business activities and devotes only a limited amount of his time (approximately 50%) to our business.  As we expand our activities, a need for full time management may arise.  In such an event, should Mr. Eckhof be unwilling to dedicate more of his time to our business or fail to hire additional personnel, our business and results of operations would suffer a material adverse effect.

Our directors may face conflicts of interest in connection with our participation in certain ventures because they are directors of other mineral resource companies.

Messrs. Montgomery, Pearl and Richardson, who serve as our directors, may also be directors of other companies (including resource exploration companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.  It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favorable terms on certain projects than we might have obtained if our directors were not also directors of other participating mineral resources companies.  In an effort to balance their conflicting interests, our directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to us but adverse to their other companies.  Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit.

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

There is currently only a limited trading market for our common stock on the NASD’s over the counter bulletin board. This may make it more difficult for you to sell your stock if you so desire.

Our common stock is a penny stock and because "penny stock” rules will apply, you may find it difficult to sell the shares of our common stock you acquired in this offering.

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that is not listed on a national securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market.  It may also cause fewer broker dealers to make a market in our stock.

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

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Risk Factors.”

We currently have an interest in five (5) projects located in Tapajos gold province in Para State, Brazil and one property located in British Columbia, Canada.  We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

Figure 1.           Brazil, South America

Santa Marta
Maracaibo
Caracas
Barcelona
Port-of-Spain
Barquisimeto
Valencia
Maturin
Cucuta
San Cristobal
Ciudad Bolivar
VENEZUELA
Bucaramango
Georgetown
Paramaribo
New Amsterdam
GUYANA
Puerto Carreno
Santa Elena de Uairen
SURINAME
FRENCH GUIANA (FR.)
Cayenne
Oiapoque
NORTH ATLANTIC OCEAN
Bogota
COLUMBIA
Rio Orinoco
Boa Vista
Macapa
Equator
Rio Negro
Belem
Sao Luis
Parnaiba
Amazon
Manaus
Santarem
Altamira
Fortaleza
Iquitos
Leticia
Careiro
Itaituba
Teresina
Benjamin Constant
Rio Madeira
Maraba
Carajas
Natal
Araguaina
Joao Pessoa
Cruzeiro do Sul
Rio Purus
Humaita
Picos
Salgueiro
Recife
Boca do Acre
Porto Velho
Cachimbo
Juazeiro
Maceio
Rio Branco
Guajara-Mirim
Palmas
Assis Brasil
Guayaramerin
Rio Juruena
Rio Teles Pires
Rio Araguaia
Aracaju
Inapari
PERU
Barreiras
Rio Sao Francisco
Rio Beni
Rio Mamore
Rio Xingu
Salvador
Quillabamba
Cusco
BOLIVIA
Vitoria da Conquista
Ilheus
Cuiaba
Brasilia
Arequipa
Caceres
Rondonopolis
La Paz
Goiania
Matarani
Cochabamba
Ilo
Tacna
Oruro
Santa Cruz
Arica
Puerto Suarez
Corumba
Uberlandia
Potosi
Sucre
Belo Horizonte
Santa Fe do Sul
Iquique
Campo Grande
Vitoria
Panorama
Pedro Juan Caballero
Ponta Pora
PARAGUAY
Sao Paulo
Rio de Janeiro
Antofagasta
Santos
SOUTH ATLANTIC OCEAN
CHILE
Salta
Asuncion
Ciudad del Este
Foz do Iguacu
Curitiba
Sao Francisco do Sul
SOUTH PACIFIC OCEAN
San Miguel de Tucuman
Resistencia
Florianopolis
ARGENTINA
Rio Parana
Santa Maria
Porto Alegre
Cordoba
Santa Fe
URUGUAY
Rio Grande
Rosario
Valparaiso
Mendoza
Colonia
Santiago
Buenos Aires
Montevideo
La Plata
Concepcion
Mar del Plata
Bahia Blanca
Brazil
International Boundary
District Boundary
Road
River
National Capital
District Capital
Major City
0 200 400 KM
0 200 400 Miles

★ **Tapajos Basin –project areas**

Figure 2. Brazil property maps on geology

Brazil property maps on geology (produced from the Projeto Especial Provincia Mineral Do Tapajos Carta Geologica , CRPM Servico Geologice do Brazil 2000)

Properties

Between December 21, 2005 and May 26, 2006 we signed four MOUs covering the Piranhas, Branca de Neve, Bigode and Santa Lúcia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. The MOUs provided us with a review period, ranging from two months to six months, to access the mineral potential of the properties.

Between January 1 and March 31, 2006 we signed five option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, São Domingos and São João mineral exploration licenses located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

Brazil

Memorandum of Understandings, Option Agreements and Property descriptions:

Piranhas

Location and access

The project is located in the mid section of the Tapajos gold province of northern Brazil, in the state of Para.  Access is by light aircraft from the regional centre of Itaituba, where the company maintains a small administration centre.  Further access is by unsealed roads that lead from the regional maintained though unsealed Trans Garimpeiro Highway, which links to all national highways.

Tenure

The project covers an area of 9.341 hectares and was granted in 1993 and 1996 as exploration license number 855.892/1996 to 856.289/1996(Block 1) and 853.597 to 853.638/1993 (Block 2) by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in April 2010.

Memorandum of Understanding

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

Option Agreement

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

June 30, 2006 – USD $30,000 (paid)
July 21, 2006 – USD $70,000 (paid and cancelled Block 1);
July 21, 2007 – USD $120,000 (advanced R$10,000 in September 2007);
July 21, 2008 – USD $180,000;
July 21, 2009 – USD $1,600,000
Total of USD $2,000,000.

The vendor will have a 1.5% Net Smelter Royalty. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

Geology

The property is located within the Parauari Intrusive Suite.  Limited lithological inspection has shown the area to host mineralized quartz veins.  The dominant North and NNW structures are thought to represent relicts of the original mineralizing event.  The property is located approx 50 km east of the Brazauro mineralized materials Corporation’s Tocantinzinho property.

Branca de Neve - option since relinquished

Location and access

The Branca de Neve project is located in mid section of the Tapajos Gold Province and is accessed by light aircraft for Itaituba and from unsealed 4WD access from the adjoining Piranhas property.  The Transgarimpeiro highway passes to the south of the property and provides seasonal heavy vehicle access.

Tenure

The project covers an area of 2.210 hectares and was granted in 2006 as exploration license number 850.118/2006 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in 2010. The area covering the property has since been incorporated into the Brazilian government land management scheme which restricts all mining activity

Memorandum of Understanding

The Branca de Neve MOU provides us with a review period to access the gold potential of the property. If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an option agreement with the property vendor for the assignment and transfer of the mineral rights.

Option Agreement

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

April 28, 2006	– R$35,000[1] (paid) (approximately USD $19,975 at 10/31/2007)
October 25, 2006	– R$35,000 (paid) (approximately USD $19,975 at 10/31/2007)
April 25, 2007	– R$35,000 (approximately USD $19,975 at 10/31/2007) (paid R$5,000 which is approximately USD $2,853 at 10/31/2007 and cancelled option agreement);
October 25, 2007	– R$35,000 (approximately USD $19,975 at 10/31/2007);
April 25, 2008	– R$35,000 (approximately USD $19,975 at 10/31/2007);
October 25, 2008	– R$35,000 (approximately USD $19,975 at 10/31/2007);
April 25, 2009	– R$35,000 (approximately USD $19,975 at 10/31/2007);
April 25, 2009	– R$500,000 (approximately USD $285,350 at 10/31/2007)
Total of R$745,000 (approximately USD $385,222 at 10/31/2007)
 ____________________
1“Reals” is the Brazilian currency. On October 31, 2007 the exchange rate was  1 Real equaled 0.57070 US dollar;

The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of R$500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

The option agreement has been cancelled.

Geology

Locally the Branca de Neve property geology is set in the highly prospective Pararui Granite Intrusive suite and has a series of brittle deformation events.  North South trending regional faults dominate the property and are considered to be related to the North West trending regional structures noted in this area of the Tapajos, which extend from the São Domingos property.  We have completed limited soil sampling and rock chip exploration and intend to conduct further exploration in the near future.  We are currently focusing on other projects which have a higher current ranking.

Bigode

Location and access

The Bigode project is located in the mid east of the Tapajos Gold province and adjoins to the south east with the Company’s primary project at Sao Domingo.  Access is by light aircraft to the small township at Sao Domingo and then by 4WD 5km to the target area.

Tenure

The project covers an area of 4.150 hectares and was granted in 1997 as exploration license number 751.228/1997 to 751.237/1997 and 755.311/1997 to 755.416/1997 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in 2012.

Memorandum of Understanding

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

Option Agreement

The terms of the Bigode option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Bigode property mineral rights via structured cash payments.

The total option agreement payments for the license are structured as follows:

October 30, 2006	– USD $60,000 (paid);
October 30, 2007	– USD $80,000 (paid R$50,000, USD $53,118.28 to be paid January 30, 2008);
October 30, 2008	– USD $90,000;
October 30, 2009	– USD $100,000;
October 30, 2010	– USD $1,000,000
Total of USD $1,330,000.

The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of USD$500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

Geology

The property is located within the highly prospective Parauari Intrusive Suite, which is the host of several gold deposits and showings within the Southern Tapajos.  Limited lithological inspection has shown the area is host to mineralized quartz veins.   Similar to the Sao Domingos property, the dominant North and NNW structures are thought to represent relicts of the original mineralising event. Preliminary investigation of the property area has confirmed the existence of mineralized quartz veins and stockwork systems within these Intrusive Granite Suites.

We conducted an initial rock chip sampling program over an area recently being excavated for free gold in alluvial systems and the weathered granitic overburden via water canon and sluice.  The sample results demonstrate that the quartz vein systems are highly mineralized and can be traced across the river valley for at least 200m. We are confident the quartz vein systems are part of a much more extensive mineralized system and are currently planning to continue mapping and sampling.

Santa Lúcia - option since relinquished

Location and access

Access to the property area is by light aircraft direct to the property or by river utilizing the Surubim River, a tributary of the Tapajos, which connects to the Amazon and to all major ports and the seaport of Belem.  Road access is by the Trans Garimpeiro Highway via the Trans Amazon highway and ferry river crossings.

Tenure

The project covers an area of 1.600 hectares and was granted in 1993 as exploration license number 854.001/1993 to 854.032/1993 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in 2102.

Memorandum of Understanding

The Santa Lúcia MOU provides us with a 90 day review period to access the gold potential of the property. If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

Option Agreement

The terms of the Santa Lúcia option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Lúcia property mineral rights via structured cash payments.

The total option agreement payments for the license are structured as follows:

September 1, 2006	– USD $20,000 (paid and cancelled option agreement);
March 1, 2007	– USD $50,000;
March 1, 2008	– USD $60,000;
March 1, 2009	– USD $70,000;
September 1, 2009	– USD $500,000

The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due. The option agreement was cancelled.

Geology

Granites of the Pararui Intrusive Suite, long known to host significant precious metal mineralisation, dominate the local geology, with occasional later granitic stocks of the Maloquinha intrusive suite.  Sub vertical mineralized quartz veins with widths from 20 cm to 60 cm strike between 310 and 330, mimicking the regional structural trend.  Recent samples of these veins assayed between 17 and 25.9 g/t Gold.

Previous work on the project is limited to alluvial mining of the tributaries of the Surubim, and many areas of primary mineralization of pyrite associated with gold have been uncovered as a result.

The Surubim River Valley, connecting the Santa Lúcia and Santa Isabel properties, was the focus of intense alluvial mining with an estimated 200,000 m3 of alluvial material grading greater than 1g/t, with material near the Santa Isabel border grading up to 3g/t.  These figures are more than triple the grades generally mined by artisanal methods in the Tapajos, suggesting a high-grade proximal source.  Aurora Gold is confident that drilling will reveal large high-grade vein type gold deposits, along with economic deposits hosted within the saprolite.

Novo Porto - option since relinquished

Location and access

The Nova Porto property was located in the north eastern area of the Southern Tapajos Gold Province.  Access to the property area is by light aircraft direct to the property or by river via tributaries of the Tapajos River.  Further access is available on unsealed seasonal roads.

Tenure

The project covered an area of 6.600 hectares.  The area covering the property has since been incorporated into the Brazilian government land management scheme which restricts all mining activity.  We have since not carried on our commitments to the property.

Option Agreement

The Novo Porto option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Novo Porto property mineral rights via structured cash payments.

The total option agreement payments for the licence are structured as follows:

December 25, 2005	– USD $2,500 (paid);
January 15, 2006	– USD $10,000 (paid);
May 30, 2006	– USD $37,500;
May 30, 2007	– USD $50,000;
May 30, 2008	– USD $75,000;
May 30, 2009	– USD $1,850,000
Total of USD $2,025,000.

The agreement was not formally executed until 2006 and the initial payment of $2,500 due December 25, 2005 was not paid until 2006. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

In March 2006 we decided not to follow-up our preliminary exploration program on the Novo Porto property and have decided not to exercise our option to acquire the property and the option agreement was cancelled.

Geology

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

Ouro Mil - option since relinquished

Location and access

The Ouro Mil property is located in the south western area of the Southern Tapajos Gold Province.  Access to the property area is by light aircraft direct to the property or by river via the Surubim River which forms one of the tributaries of the Tapajos River.  Further access is available on unsealed seasonal roads.

Tenure

The project covers an area of 9.794 hectares and was granted in 1995 and 2006 as exploration license number 850.011/2006 and 851.867/1995 to 851.921/1995 and 851.252/1995 to 851.265/1995 and 851.273/1995 to 851.276/1995 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in 2012. The area covering the property has since been incorporated into the Brazilian government land management scheme which restricts all mining activity.  We have since not carried on our commitments to the property.

Option Agreement

The Ouro Mil option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Ouro Mil property mineral rights via structured cash payments.

The total option agreement payments for the license are structured as follows:

January 20, 2006	– USD $30,000 (paid);
July20 2006	– USD $70,000 (paid R$15,000, approximately USD $6,849 and terminated option agreement);
July 20, 2007	– USD $120,000;
July 20, 2008	– USD $180,000;
July 20, 2009	– USD $1,500,000
Total of USD $1,900,000.

The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000.The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

In October 2006 we decided not to follow up our preliminary exploration program on the Ouro Mil property and have decided not to exercise our option to acquire the property and cancelled the option agreement.

Geology

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

Santa Isabel - option since relinquished

Location and access

The Santa Isabel property is located in the mid southern area of the Southern Tapajos gold province.  The Santa Isabel property area is accessed by a private airstrip, and seasonal boat access via a tributary of the Rio Nova, which eventually empties into the Tapajos River.  Road access is by the Trans Garimpeiro Highway via the Trans Amazon highway and ferry river crossings.

Tenure

The project covers an area of 3.650 hectares and was granted in 1994 and 1997 as exploration license number 850.624/1994 to 850.666/1994 and 854.717/1997 to 854.738/1997 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in 2012.

Option Agreement

The Santa Isabel option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Isabel property mineral rights via structured cash payments.

The total option agreement payments for the license are structured as follows:

February 7, 2006	– USD $25,000 (paid);
July 21, 2006	– USD $60,000 (paid);
Option agreement cancelled
July 21, 2007	– USD $80,000;
July 21, 2008	– USD $100,000;
July 21, 2009	– USD $1,500,000
Total of USD $1,765,000.

The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

In March 2007 we decided not to follow up our preliminary exploration program on the Santa Isabel property and have decided not to exercise our option to acquire the property and the option agreement was cancelled.

Geology

The property area is located approximately 50 km south of the São Domingos property area.  The principal property area is situated within the Pararui Intrusive Suite.  To the immediate west the Pararui Suite is in faulted contact with the later Maloquinha Intrusive Suite, and the Maloquinha Intrusive suite is in faulted contact with the Creporizao Intrusive Suite, further to the west.  The Pararui Suite and the Creporizao Intrusive Suite play host to the vast majority of hard rock gold deposits and occurrences within the Tapajos gold Province.

The property area is dominated by a series of regional N to NNW trending regional faults, and these orientations are also noted at mine scale as seen in the mineralized quartz veins within the property area.

Historically the Santa Isabel property focused mining activities on the alluvial deposits within the many tributaries, and progressed to include saprolite host rock and out cropping quartz veins.

São Domingos

Location and access

The Sao Domingos property lies in the Tapajos Province of Para State, Brazil. It is situated approximately 250 km SE of Itaituba, the regional centre, and includes an area of nearly   8000 ha.  Small aircraft service Itaituba daily and on this occasion flights were sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and as the visit was at the end of the ‘wet’ season site access was granted via light aircraft utilizing the local airstrip.

Tenure

The project covers an area of 6.100 hectares and was granted in 1995 as exploration license number 859.587/1995 and 850.990/1995 to 851.019/1995 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in 2012.

Option Agreement

The São Domingos option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São Domingos property mineral rights via structured cash payments.

 The total option agreement payments for the license are structured as follows:

February 7, 2006	– USD $40,500 (paid);
July 30, 2006	– USD $67,500 (paid);
July 30, 2007	– USD $112,500 (to be paid on transference of license to us);
July 30, 2008	– USD $139,500;
December 30, 2008	– USD $675,000
Total of USD $1,035,000.

The vendor will have a 2.0% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals of the equivalent of USD $500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

Geology

The geology of the Sao Domingos property is predominantly composed of paleo-proterozoic Parauari Granites that play host to a number of gold deposits in the Tapajos Basin. Typical Granites of the younger Maloquinha Intrusive Suite have been noticed in the vicinity of Molly Gold Target, and basic rocks considered to be part of the mesoproterozoic Cachoeira Seca Intrusive Suite occur around the Esmeril target area.

The São Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings. The Company has outlined four (4) prime targets, Atacadao, Esmeril, Molly Gold Target and Cachoeira for the São Domingos drilling project.  All targets are located around a series of regional brittle and ductile structures trending NW, NE and NNW within the Parauari Intrusive Suite and adjacent to the later Cachoelra (Gabbroic) Intrusive Suite.  The Parauari Intrusive Suite has proven to host the vast majority of gold deposits elsewhere within the Tapajos Gold Province.  This area has also previously been the focus of large-scale alluvial workings.

Preliminary investigation of all four (4) target areas has confirmed the existence of mineralized quartz veins and stockwork systems within these Intrusive Granite Suites.

The Atacadao area is an alluvial system and is the result of gold being shed from the surrounding granitic topographic highs.  These hills are part of the Pararui Intrusive Suite, and locally contain well-developed mineralized stock work quartz veins.  Numerous production shafts are located on the flanks of the hills, trending along a major property scale east/west fault and we are confident of the potential for further mineralisation at depth. Preliminary investigations proved the local topographic highs to be part of the Parauari Intrusive Suite with well-developed stock work quartz.  Initial inspection of the quartz veins showed them to be clearly mineralized and final results of initial sampling confirmed high grades of gold, up to 42.56g/t Gold with 20g/t silver within the quartz stock works.  Locally, previous shallow, up to 10 meter production shafts focused on an E-W sub-vertical, project scale brittle structure, which can be traced for several hundreds of meters, and is thought to link up to the high grade occurrences at the Molly Gold Target project a distance of approximately 5 km.

Esmeril was the centre of recent mining activity targeting the highly oxidised fraction of the porphyritic host rock.   The stockwork veins, exposed by previous workers, show boxwork and fresh sulphides and generally associated with ferruginous staining of both the veins and the enclosing country rock.

The Molly Gold Target area was also the centre of a large-scale development of both the alluvials and oxidised host rocks, using the common water canon and sluice method.  This area is also located on an East - West structure and further investigations are underway to test if this structure forms part of the East - West system leading from Atacadao giving a strike potential of several km.  Property scale dominant structures are all generally East -West.

Within the project area the main structures strike NE-SW to E-W. Nearly all documented quartz veins and vein rock zones run parallel to this general tectonic trend suggesting the mineralisation is frequently related to the fracturing of the host rocks. Gold, silver, sphalerite, galena, pyrite, chalcopyrite, millerite, malachite and azurite are common minerals found within the rocks of the project area.

The Molly Gold Target lies NNE of Sao Domingos. It consists of a water filled pit that was created by artisanal miners exploiting an E-W striking qtz vein and adjacent stockwork system. Water ingress and poor wall stability have beaten local miners and mining has ceased except for the re-washing of old stockpiles. For this reason no in-situ samples of vein rocks and alteration envelopes could be taken. Mineralized rocks of Molly Gold Target are also anomalous in copper and oxidised specimens show abundant azurite and malachite. Stockpile rock and tailings samples have yielded gold grades ranging from 2 g/t to 20 g/t.

Diamond drilling has defined an E-W striking qtz vein over approximately 300m strike length. It appears that this structure, which is in the order of 0.5 to 1m wide and hosted within the Parauari Granites, is the core of the mineralized zone at Molly Gold Target. Around the ‘high grade’ core of qtz veining associated sulphides and weakly developed stockwork is a ‘low grade’ alteration halo at Molly Gold Target the degree of mineralization seems to be a direct function of vein intensity and as the stockwork is poorly developed the associated mineralization is extremely variable.

São João

The Sao Joao property is located in the central portion of the Southern Tapajos basin and is accessed by light aircraft from the regional centre of Itaituba.  Access is also possible by unsealed roads linking up to the Transgarimpeiro highway and by a purpose cut heavy vehicle access track linking Sao Joao to the exploration centre at the primary project at Sao Domingo.

Tenure

The project covers an area of 5.160 hectares and was granted in 1994 and 2005 as exploration license number 851.533/1994 to 851.592/1994 and 850.091/2005 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in 2010.

Option Agreement

The São João option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights via structured cash payments.

The total option agreement payments for the license are structured as follows:

February 7, 2006	– USD $20,000 (paid);
September 12, 2006	– USD $25,000 (paid);
September 12, 2007	– USD $60,000 (paid);
September 12, 2008	– USD $80,000;
September 12, 2009	– USD $1,250,000
Total of USD $1,435,000.

The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

Geology

The prime targets for the São João property are located around and on the intersection of regional NW and NNW faults within the Pararui Intrusive Suite and this area has been the focus of large-scale alluvial workings.  The Pararui Intrusive Suite has proven to host the vast majority of gold deposits elsewhere within the Tapajos Gold Province. We conducted a rock chip program over an area currently being excavated for gold in quartz systems via shallow underground workings.  The sample results have demonstrated that the quartz vein systems are highly mineralized and considered continuous for at least 200m.  We are confident that the quartz vein systems are much more extensive and are currently planning to increase the sample density of rock and soil sampling over, and adjacent to, the current workings to locate further mineralized vein systems, and to drill test their depth extensions in the near future.

Previous mining activity over a number of years focused on the alluvial deposits within its many tributaries, and has now progressed to include the saprolite host rock and out cropping quartz veins.

Comandante Araras

Location and access

The Comandante Araras property is located in the central portion of the Southern Tapajos basin and is accessed by light aircraft from the regional centre of Itaituba.  The project adjoins the Sao Joao project to the south east.  Access is also possible by unsealed roads linking up to the Transgarimpeiro highway and by a purpose cut heavy vehicle access track linking Sao Joao to the exploration centre at the primary project at Sao Domingo.

Tenure

The project covers an area of 2.750 hectares and was granted in 1993 as exploration license number 853.785/1993 to 853.839/1993 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in 2012.

Option Agreement

The total option agreement payments for the license are structured as follows:

November 01, 2006	– R$ 20.000,00 (paid) (approximately USD $11,414 at 10/31/2007);
November 15, 2006	– R$ 40.000,00 (paid) (approximately USD $22,828 at 10/31/2007);
December 15, 2006	– R$ 40.000,00 (paid) (approximately USD $22,828 at 10/31/2007);
January 15, 2007	– R$ 40.000,00 (paid) (approximately USD $22,828 at 10/31/2007);
March 15, 2007	– R$ 25.000,00 (paid) (approximately USD $14,267 at 10/31/2007);
July 15, 2008	– USD $60,000
July 15, 2009	– USD $70,000
July 15, 2010	– USD $500,000
TOTAL – R$165,000 and USD $630,000

The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

Geology

The geology of the Comandante Araras property is dominated by two regional faults in the Parauari granite that strike North west in the northern half of the property and South east in the southern part of the property.  The project was selected based on the potential trends of mineralisation striking towards Comm Araras from the Sao Joao project.  Exploration will focus on trend noted on Sao Joao during the 2008 exploration season.

British Columbia, Canada

Kumealon

Location and access

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007 – High	$0.75	$0.61 (1)	$ -	$ -
2007 – Low	$0.54	$0.56 (1)	$ -	$ -
2006 – High	$2.10	$2.00	$1.20	$1.09
2006 – Low	$0.69	$0.77	$0.46	$0.60
2005 – High	$0.23	$0.12	$0.83	$0.73
2005 – Low	$0.09	$0.06	$0.06	$0.47
2004 – High	$0.51	$0.38	$0.31	$0.26
2004 – Low	$0.20	$0.24	$0.17	$0.15

Our stock is also quoted on the Frankfurt Exchange under the symbols “A4G.FSE,” and “A4G.ETR” and on the Berlin-Bremen Exchange under the symbol “A4G.BER”.

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

General and administrative expenses – For the year ended December 31, 2006 we recorded general and administrative expenses of $668,111 (fiscal 2005 - $181,932). The fiscal 2006 amount includes $0 for property search and negotiation (fiscal 2005 - $39,797), professional fees - accounting $39,295 (fiscal 2005 - $404) and legal $248,071 (fiscal 2005 - $60,551).

Exploration expenditures - For the year ended December 31, 2006 we recorded exploration expenses of $4,790,529 compared to $347,307 in fiscal 2005. The following is a breakdown of the exploration expenses by property: Brazil $4,788,284 (2005 - $345,271) and Canada, Kumealon property $2,245 (2004 - $2,036).

Depreciation expense – For the year ended December 31, 2006 we recorded depreciation expense of $5,293 compared to $3,258 in fiscal 2005.

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

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the our audited December 31, 2006 consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $4,447,841 from operating activities through December 31, 2006. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2007 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

/S/ PETERSON SULLIVAN PLLC

April 15, 2007
Seattle, Washington

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2006 and 2005
(Expressed in U.S. Dollars)	December 31	December 31
	2006	2005

ASSETS
Current assets
Cash	$278,091	$164,189
Available-for-sale securities	-	33,451
Prepaid expenses and other assets	42,579	-
Total current assets	320,670	197,640

Equipment, net	102,801	679
Total assets	$423,471	$198,319

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$870,302	$32,588
Accounts payable - related parties	35,371	-
Loan payable	250,000	-
Total current liabilities	1,155,673	32,588

Stockholders' Equity (Deficiency)
Common stock
Authorized:
50,000,000 common shares, with par value $0.001 each
Issued and outstanding:
45,468,522 (December 31, 2005 - 36,218,522) common shares	45,468	36,218
Additional paid-in capital	9,137,887	4,582,137
Accumulated deficit during the exploration stage	(9,911,865)	(4,448,010)
Accumulated other comprehensive income (loss)	(3,692)	(4,614)
Stockholders' equity (deficiency)	(732,202)	165,731
Total liabilities and stockholders' equity (deficiency)	$423,471	$198,319

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Operations	October 10	Year	Year
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
	to December 31	December 31	December 31
	2006	2006	2005

Expenses
Administrative and general	$903,848	$192,140	$19,642
Depreciation and amortization	59,567	5,293	3,258
Imputed interest on loan payable - related party	1,560	-	-
Interest, bank charges and foreign exchange loss	64,514	15,037	6,370
Professional fees - accounting and legal	714,118	287,366	60,955
Property search and negotiation	225,198	-	39,797
Salaries and consulting fees	1,134,282	168,275	51,910
	3,103,087	668,111	181,932
Exploration expenses	6,600,292	4,790,529	347,307
Write-off of mineral property costs	172,981	-	-
	9,876,360	5,458,640	529,239

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-
Interest income	22,353	-	-
Gain on sale of rights to the Matupa agreement,net of expenses of $138,065	80,237	-	80,237
Realized (loss) on investments	(37,971)	(5,215)	(8,269)
Operating (loss) of Spun-off operations	(316,598)	-	-
	(35,505)	(5,215)	71,968
Net loss for the period	$(9,911,865)	$(5,463,855)	$(457,271)

Net loss per share
- basic and diluted		$(0.13)	$(0.02)

Weighted average number of common shares outstanding
- basic and diluted		43,067,423	27,262,103

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)
October 10, 1995 (inception) to December 31, 2006
(Expressed in U.S. dollars)

					Accumulated		Accumulated	Total
			Additional	Compre-	(deficit) during	Advances for	other	stockholders'
	Common Stock		paid-in	hensive	exploration	Stock	comprehensive	equity
	Shares	Amount	capital	(loss)	stage	Subscriptions	income (loss)	(deficiency)

Balance, October 10, 1995	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock for
- settlement of indebtedness	11,461,153	11,461	-	-	-		-	11,461
Net (loss) for the period	-	-	-	-	-	-	-	-
Total comprehensive (loss)				$-

Balance December 31, 1995	11,461,153	11,461	-	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-		-	(7,641)
Issuance of common stock for
- cash at $0.001 per share	5,800,000	5,800	341,761	-	-		-	347,561
- resource property	300,000	300	2,700	-	-		-	3,000
Net (loss) for the period	-	-	-	(361,208)	(361,208)		-	(361,208)
Total comprehensive (loss)				$(361,208)

Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	-	(6,827)
Issuance of common stock for
-cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	-	745,158
Net (loss) for the period	-	-	-	(615,880)	(615,880)	-	-	(615,880)
Total comprehensive (loss)				$(615,880)

Balance December 31, 1997	10,670,387	10,670	1,088,869		(977,088)	-	-	122,451
Issuance of common stock for
- settlement of indebtedness	96,105	96	68,601	-	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	-	107,500
Grant of options to employees and directors	-	-	518,900	-	-	-	-	518,900
Grant of options to consultants	-	-	172,100	-	-	-	-	172,100
Net (loss) for the period	-	-	-	(1,151,604)	(1,151,604)	-	-	(1,151,604)
Total comprehensive (loss)				$(1,151,604)

Balance December 31, 1998	11,181,492	11,182	2,259,304		(2,128,692)	-	-	141,794
Issuance of common stock for
- settlement of indebtedness	231,286	231	160,151	-	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	-	20,312
Grant of options to consultants	-	-	29,500	-	-			29,500
Cash advanced on stock subscriptions	-	-	-	-	-	425,000		425,000
Net (loss) for the period	-	-	-	(855,391)	(855,391)	-	-	(855,391)
Total comprehensive (loss)				$(855,391)

Balance December 31, 1999	11,460,649	11,461	2,484,219		(2,984,083)	425,000	-	(63,403)
Issuance of common stock for
- settlement of indebtedness	199,000	199	99,301	-	-		-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	-	-	(175,000)	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	-	-	(250,000)	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-		4,050
Spin-off of Aurora Metals (BVI) Limited	-	-	316,498	-	-	-	-	316,498
Net (loss) for the period	-	-	-	(677,705)	(677,705)	-	-	(677,705)
Total comprehensive (loss)				$(677,705)

Balance December 31, 2000	12,873,943	12,874	3,271,163		(3,661,788)	-	-	(377,751)
Components of comprehensive income (loss)
- Net income for the period	-	-	-	128,545	128,545	-	-	128,545
- Unrealized holding losses on available-for-sale securities	-	-	-	(141,928)	-	-	(141,928)	(141,928)
Total comprehensive (loss)				$(13,383)

Balance December 31, 2001	12,873,943	12,874	3,271,163		(3,533,243)	-	(141,928)	(391,134)
Issuance of common stock for
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	-	355,200
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(137,329)	(137,329)	-	-	(137,329)
- Reclassification adjustment for realized losses on available-for-sale securities	-	-	-	141,928	-		141,928	141,928
Total comprehensive (loss)				$4,599

Balance, December 31, 2002	16,581,981	16,582	3,622,655		(3,670,572)		-	(31,335)
Issuance of common stock for
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	-	25,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(96,404)	(96,404)	-	-	(96,404)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				$(96,404)

Balance, December 31, 2003	19,434,431	19,434	3,762,361		(3,766,976)	-	-	14,819
Issuance of common stock for
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	-	22,500
Imputed interest	-	-	1,560	-	-	-	-	1,560
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(223,763)	(223,763)	-	-	(223,763)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				$(223,763)

Balance, December 31, 2004	19,534,431	19,534	3,786,321		(3,990,739)	-	-	(184,884)
Issuance of common stock for
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	-	162,500
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(457,271)	(457,271)	-	-	(457,271)
- Unrealized holding losses on available-for-sale securities	-	-	-	(4,614)	-	-	(4,614)	(4,614)
Total comprehensive (loss)				$(461,885)
Balance, December 31, 2005	36,218,522	36,218	4,582,137		(4,448,010)	-	(4,614)	165,731
Issuance of common stock for
- cash in February 2006 at $0.50 per share less issuance costs of $110,000	8,000,000	8,000	3,882,000	-	-	-	-	3,890,000
- payment of finder's fee in December 2006 at $0.70 per share	250,000	250	174,750	-	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	-	500,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(5,463,855)	(5,463,855)	-	-	(5,463,855)
- Foreign currency translation adjustments	-	-	-	(3,692)	-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss	-	-	-	4,614	-	-	4,614	4,614
Total comprehensive (loss)				$(5,462,933)
Balance, December 31, 2006	45,468,522	$45,468	$9,137,887		$(9,911,865)	$-	$(3,692)	$(732,202)

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Cash Flows	October 10	Year	Year
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
	to December 31	December 31	December 31
	2006	2006	2005

Cash flows from operating activities
Net loss for the period	$(9,911,865)	$(5,463,855)	$(457,271)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	59,567	5,293	3,258
- compensation on stock options	720,500	-	-
- expenses satisfied with issuance of common stock	673,800	175,000	1,500
- expenses satisfied with transfer of marketable securities	33,903	-	33,903
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	5,215	8,269
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	(80,237)
Changes in assets and liabilities:
- (increase) decrease in receivables	(206,978)	-	200
- (increase) in prepaid expenses and other assets	(42,579)	(42,579)	-
- increase in accounts payable and accrued expenses	1,445,830	873,085	3,292
Net cash used in operating activities	(6,779,049)	(4,447,841)	(487,086)

Cash flows from investing activities
Purchase of equipment	(165,306)	(107,415)	-
Proceeds on disposal of equipment	14,449	-	-
Proceeds from disposition of marketable securities	32,850	32,850	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(302,499)	(74,565)	-

Cash flows from financing activities
Proceeds from issuance of common stock, less issuance costs	7,042,339	4,390,000	650,000
Loan proceeds from related party	39,000	-	-
Loan proceeds	281,992	250,000	-
Net cash provided by financing activities	7,363,331	4,640,000	650,000

Effect of exchange rate changes on cash and cash equivalents	(3,692)	(3,692)	-
Increase in cash and cash equivalents	278,091	113,902	162,914
Cash and cash equivalents, beginning of period	-	164,189	1,275
Cash and cash equivalents, end of period	$278,091	$278,091	$164,189

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Going Concern

Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.  The Company’s focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Pará, Brazil (see Note 3). The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

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

2.	Significant Accounting Policies (continued)

Available-for-Sale Securities (continued)

determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

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

2.	Significant Accounting Policies (continued)

(i)	Concentration of Credit Risk

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

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

Accumulated other comprehensive income consists of the following at December 31:

	2006	2005
Foreign currency translation adjustments	$(3,692)	$-
Unrealized gains (loss) on available-for-sale securities	-	(4,614)
	$(3,692)	$(4,614)

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

The carrying value of cash, receivables, accounts payable and accrued expenses, accounts payable – related parties, and loan payable approximate their fair value because of the short-term nature of these instruments.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

2.	Significant Accounting Policies (continued)

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company’s financial position.

3.	Mineral Properties and Exploration Expenses

British Columbia, Canada – Kumealon Property

In February 1999, the Company acquired, by staking, a 741 acre limestone property located on the north shore of Kumealon Inlet, southeast of Prince Rupert, British Columbia, Canada.  A finder’s fee of 25,000 shares of common stock of the Company was issued in connection with these claims.

In fiscal year 2000, there were no proven mineral reserves discovered and the Company continuously operated with a working capital deficiency.  These conditions raised substantial doubt regarding the recovering of the capitalized

3.	Mineral Properties and Exploration Expenses (continued)

British Columbia, Canada – Kumealon Property (continued)

acquisition cost. Therefore, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company wrote off the capitalized acquisition cost of $23,630 to operations. The Company's ownership interest in this property is still in good standing.

Mato Grosso State, Brazil – Matupa Agreement

(a)
On February 11, 2005, the Company signed an agreement ("Matupa Agreement") with CCO Mineração Ltda. ("CCO") and Mineração Bom Futuro Ltda ("Bom Futuro") to purchase a 100% interest in the Matupa Gold Project located in northern Mato Grosso State, Brazil.  The Matupa Agreement also covers surface rights access for both exploration and mining activity. The Matupa Agreement called for the Company to pay CCO a total of US$3,350,000 over a five and one-half year period.

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

Gold properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil

Between December 21, 2005 and May 26, 2006 the Company signed four Memorandum of Understanding (“MOU”) covering the Piranhas, Branca de Neve, Bigode and Santa Lúcia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. The MOUs provide the Company with a review period, ranging from two months to six months, to access the mineral potential of the properties.

Between January 1, 2006 and March 31, 2006 the Company signed five option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, São Domingos and São João mineral exploration licenses located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. In March 2006 the Company decided not to exercise the option to acquire the Novo Porto property. In October 2006 the Company decided not to exercise the option to acquire the Ouro Mil property. In March 2007 the Company decided not to exercise the option to acquire the Santa Isabel property.

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

Gold properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil (continued)

The terms of the Piranhas option agreement, as specified in the MOU, allow the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Piranhas project mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: June 30, 2006 – USD $30,000 (paid); July 21, 2006 – USD $70,000 (payment will be made as soon as the Vendor converts the license into an exploration license and transfers title to the Company and is not owed or accrued as a liability until that time); July 21, 2007 – USD $120,000; July 21, 2008 – USD $180,000; July 21, 2009 – USD $1,600,000 for a total of USD $2,000,000. The vendor will have a 1.5% Net Smelter Royalty. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

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

The terms of the Branca de Neve option agreement, as specified in the MOU, allow the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branca de Neve property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: April 28, 2006 – R$35,000 (Reals – Brazilian currency - Paid); October 25, 2006 – R$35,000 (paid); April 25, 2007 – R$35,000; October 25, 2007 – R$35,000; April 25, 2008 – R$35,000; October 25, 2008 – R$35,000; April 25, 2009 – R$35,000; April 25, 2009 – R$500,000 for a total of R$745,000. The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of R$500,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

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

The terms of the Bigode option agreement, as specified in the MOU, allow the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branco de Neve property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: October 30, 2006 – USD$60,000 (paid in March 2007 when the Vendor converted the license into an exploration license and transferred title to the Company and is not owed or accrued as a liability until that time); October 30, 2007 – USD$80,000; October 30, 2008 – USD$90,000; October 30, 2009 – USD$100,000; October 30, 2010 –USD$1,000,000 for a total of USD $1,330,000. The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of USD$500,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

The Santa Lúcia MOU provides the Company with a 90 day review period to access the gold potential of the property. If the Company decides to proceed with acquiring a 100 percent interest in the title to the mineral rights then the Company would give notice to the vendors of its intention to acquire title to the mineral rights at least five

3.	Mineral Properties and Exploration Expenses (continued)

Gold Properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil (continued)

days prior to the expiration of the aforementioned period. The Company would then enter into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

The terms of the Santa Lúcia option agreement, as specified in the MOU, allow the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Lúcia property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: September 1, 2006 – USD $20,000 (payment will be made as soon as the Vendor converts the license into an exploration license and transfers title to Aurora Gold and is not owed or accrued as a liability until that time); March 1, 2007 – USD $50,000; March 1, 2008 – USD $60,000; March 1, 2009 – USD $70,000; September 1, 2009 – USD $500,000 for a total of USD $700,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

Option Agreements:

The Novo Porto option agreement allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Novo Porto property mineral rights via structured cash payments. The total option agreement payments for the license were structured as follows: December 25, 2005 – USD $2,500 (paid in 2006); January 15, 2006 – USD $10,000 (paid); May 30, 2006 – USD $37,500; May 30, 2007 – USD $50,000; May 30, 2008 – USD $75,000; May 30, 2009 – USD $1,850,000 for a total of USD $2,025,000. The agreement was not formally executed until 2006 and the initial payment of $2,500 due December 25, 2005 was not owed or paid until 2006. The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due.

In March 2006 the Company decided not to follow-up the preliminary exploration program on the Novo Porto property and decided not to exercise the option to acquire the property and no further payments are due.

The Ouro Mil option agreement allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Ouro Mil property mineral rights via structured cash payments. The total option agreement payments for the license were structured as follows: January 20, 2006 – USD $30,000 (paid); July 20 2006 – USD $70,000 (paid USD $6,849 to retain its interest in the property while the Company determined whether to retain or drop the property); July 20, 2007 USD $120,000; July 20, 2008 – USD $180,000; July 20, 2009 – USD $1,500,000 for a total of USD $1,900,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000.The option agreement could be terminated at any time upon written notice to the vendor and we would be free of any and all payment commitments yet to be due and no further payments are due.

In October 2006 the Company decided not to follow-up the preliminary exploration program on the Ouro Mil property and decided not to exercise the option to acquire the property and no further payments are due.

The Santa Isabel option agreement allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Isabel property mineral rights via structured cash payments.  The total option agreement payments for the license were structured as follows: February 7, 2006 – USD $25,000 (paid); July 21, 2006 – USD $60,000 (paid); July 21, 2007 – USD $80,000; July 21, 2008 – USD $100,000; July 21, 2009 – USD $1,500,000 for a total of USD $1,765,000. The vendor would have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent

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

The São Domingos option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São Domingos property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: February 7, 2006 – USD $40,500 (paid); July 30, 2006 – USD $67,500 (paid); July 30, 2007 - USD $112,500; July 30, 2008 – USD $139,500; December 30, 2008 – USD $675,000 for a total of USD $1,035,000. The vendor will have a 2.0% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $500,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

The São João option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: February 7, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000; September 12, 2008 – USD $80,000; September 12, 2009 – USD $1,250,000 for a total of USD $1,435,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

4.	Equipment

	2006	2005
Vehicles	$70,570	$-
Office equipment	41,726	17,966
Furniture and fixtures	13,167	-
	125,463	17,966
Accumulated depreciation	(22,662)	(17,287)
	$102,801	$679
The majority of equipment held at December 31, 2006 is located in Brazil.

5.	Loan Payable

The loan payable bears interest at 6% per annum, is due on December 31, 2007 and is unsecured.

6.	Stock Options

In 1997, the Company's Board of Directors approved a stock option plan ("the Plan") to offer an inducement to obtain services of key employees, directors and consultants of the Company.  The maximum number of shares issuable under the Plan in any calendar year shall be an amount equal to 15% of the issued and outstanding common stock on January 1 of each year.  Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the company's capital stock on the date of grant).  The exercise price of a non-qualified stock option must not be less than the par value of a share of the common stock on the date of the grant.  The term of an incentive or non-qualified stock option is not to exceed five years. There were no stock options granted during the fiscal years 2006 and 2005 and there are no stock options outstanding at December 31, 2006 and 2005

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements:

a.
During the fiscal year 2006, consulting fees of $67,588 (2005 – $40,410) were paid to directors of the Company and its subsidiary.  The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

8.	Non-Cash Investing and Financing Activities

In December 2006 the Company issued 250,000 shares of common stock of the Company valued at $175,000 to a director of the Company’s subsidiary and his wife as consideration for arranging property acquisitions in the Tapajos Gold Province, State of Pará, Brazil. In 2005, the Company issued 3,684,091 shares of common stock of the Company for settlement of $161,000 of existing liabilities and $1,500 of consulting services incurred in 2005. In 2005, 205,000 shares of common stock of Neuer, acquired as part of the Company's assignment of the rights in the Matupa agreement, were transferred at fair market value to a former director in exchange for services performed in 2005 valued at $33,903.

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

The right to claim the losses in the United States expire as follows:

2011	$231,000
2012	564,000
2018	331,000
2019	795,000
2020	550,000
2022	138,000
2023	90,000
2024	222,000
2025	457,000
2026	1,094,000
$4,472,000

9.	Income Taxes (continued)

Tax loss carryforwards in Brazil have no expiration dates and are available to offset of up to 30% of annual income before tax in any year.

b.	The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

	2006	2005

Tax loss carryforwards	$3,006,000	$1,149,000
Valuation allowance	(3,006,000)	(1,149,000)
	$-	$-

c.	The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	2006	2005

Tax at statutory rate	$(1,857,000)	$(156,000)
Change in valuation allowance for deferred tax asset	1,857,000	156,000
Income tax expense	$-	$-

10.	Subsequent Events

(a)	In February 2007, the Company received proceeds of $500,000 from two loans. The loans bear interest at 6% per annum, are unsecured and have no stated terms of repayment.

(b)
In March 2007, the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

(c)
During the first quarter of 2007 the Company signed an MOU covering the Comandante Arara mineral exploration license located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. The terms of the Comandante Arara MOU provide the Company with a 60 day review period to access the gold potential of the property for the sum of  R$100,000 (payment will be made as soon as the Vendor converts the license into an exploration license and transfers title to the Company and is not owed until that time). If the Company decides to proceed with acquiring a 100 percent interest in the title to the mineral rights, then the Company would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. The Company would then enter into an Option Agreement with the property Vendors for the Assignment and transfer of the mineral rights.

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

As of November 20, 2007, the directors and executive officers of the company were as follows:

Name and Address	Age and Position
Michael E Montgomery 100 Lewis Street Lamington, Western Australia, 6430 Australia	Age 42, Director since 27 April 2007.
Lars M. Pearl 1 Edith Place, Coolum Beach Queensland, 4573 Australia	Age 46, President, CEO and Director since 27 April 2007.
A. Cameron Richardson 2 – 238 West 4th Street, North Vancouver, B.C., Canada V7M 1H7
Age 54 Chief Financial Officer (April 1998 to present), Chief Accounting Officer (June 1997 to present) and Director (May 4, 2001 to present); Secretary (April 1998 to present). Resigned as President (May 4, 2001 to February 27, 2006) on February 27, 2006

Antonino G. Cacace Crud-y-Gloyat, Carswell Bay Swansea Wales, U.K.	Age 60, Director from October 1995 to April 2007.
Klaus P Eckhof 30 Ledgar Road, Balcatta WA 6021, Australia	Age 48, President, Chief Executive Officer and Director (July 2005 to April 2007). President and Chief Executive Officer (February 2006 to April 2007).

Mr. Antonino Cacace resigned as a director of the Company on April 20, 2007 after serving as a director since 1995.

Mr. Klaus Eckhof resigned as President, CEO (February 27, 2006 to April 27, 2007) and a director (July 5, 2005 to April 27, 2007) of the Company on April 27, 2007.

The following is a description of the employment history for each of our directors and officers for the last five years:

Michael Montgomery, 42, Mr. Montgomery is engaged in other business activities and devotes only a limited amount of his time (approximately 5%) to our business. He has been the Senior Geologist with Kalgoorlie Consolidated Gold Mines from February 2006 to present; he served as the Senior Mine Geologist with Gold Fields Australia Ltd. from July 2004 to February 2006; he was a contract Senior Geologist with Haoma Mining (April to July 2004); he was a senior Mine Geologist with Mount Gibson Mining (October 2003 to April 2004); he was a senior Mine Geologist with Consolidated Minerals (May 2001 to October 2004). Mr. Montgomery was a geological consultant to various resource companies from 1989 to 2001.  Mr. Montgomery was appointed to the Board on April 27, 2007 in order to fill the vacancy created by the resignation of Antonino Cacace as a director.

Lars Pearl, 46, Mr. Pearl is engaged in other business activities and devotes only a limited amount of his time (approximately 50%) to our business. President, Director and Chief Executive Officer of Cigma Metals Corporation (2004 to present); Mr. Pearl has been self employed as a geological consultant from 1993 to 2004.  Mr Pearl has spent over 10 years as a geological consultant to projects in Australia, Tanzania, Russia, Kazakhstan, Peru, Colombia and Ecuador.  During the last 5 years Mr Pearl was acting as a consultant geologist to various companies, including Aurora Gold Corporation in Australia, Brazil and Tanzania before joining the board of Aurora Gold Corporation in April 2007.  Mr Pearl devotes approximately 50% of his time dealing with the affairs of Aurora Gold.  Mr Pearl is also a director of Cigma Metals Corporation that is currently exploring in Kazakhstan.

Cameron Richardson, 54, Mr. Richardson is engaged in other business activities and devotes only a limited amount of his time (approximately 10%) to our business. He has served as the Chief Financial Officer of Aurora Gold Corporation since April 1998, Chief Accounting Officer since June 1997 and, Secretary since April 1998. He served as president from May 4, 2001 to February 27, 2006. Mr. Richardson also serves as a Director, President, Chief Financial Officer and Secretary of Aurora Metals (BVI) Limited; as the   Secretary of Eurasia Gold Fields, Inc,; as a Director of La Plata Gold Corporation; as the Secretary of Soil Biogenics, Inc.; Mr. Richardson held accounting positions with and was a consultant to, various Canadian resource companies from 1981 to 1997.

Antonino G. Cacace 60, Mr. Cacace is engaged in other business activities and devotes only a limited amount of his time (approximately 5%) to our business. He is the founder and currently a consultant to Stelax Industries in the United Kingdom. Between 1984 and 1995 he was managing director/chief executive officer of several Companies involved in development and operation of steel/bar rolling mills.

Klaus P. Eckhof 48, Mr. Eckhof is engaged in other business activities and devotes only a limited amount of his time (approximately 50%) to our business. He is the Chief Executive Officer of Moto Goldmines Limited (2003 to present); Director of Moto Goldmines (May 18, 2005 to present); Self employed as a geological consultant (1994 to 2003).

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

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2006, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934.

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

		Annual Compensation			Long-Term Compensation
					Awards		Payments
Name And Principal Position (a)	Year (b)	Salary ($) (c)	Bonuses ($) (d)	Other Annual Compen- sation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Under- Lying Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other Compen- sation ($) (i)
Klaus P. Eckhof	2006	22,937	-0-	-0-	None	None	None	-0-
President, CEO and	2005	7,682	-0-	-0-	None	None	None	-0-
Director	2004	-0-	-0-	-0-	None	None	None	-0-
	2003	-0-	-0-	-0-	None	None	None	-0-

Cameron Richardson	2006	13,065	-0-	-0-	None	None	None	-0-
Secretary, CFO and Director	2005	2,728	-0-	-0-	None	None	None	-0-
	2004	-0-	-0-	-0-	None	None	None	-0-
	2003	-0-	-0-	-0-	None	None	None	-0-

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Officers and Directors
Klaus P. Eckhof 30 Ledgar Road, Balcatta, Western Australia, 6021 Australia	3,500,000	7.61%
Antonino G. Cacace Crud-y-Gloyat Carswell Bay Swansea Wales, U.K.	8,333	*
Cameron Richardson 2 – 238 West 4th Street, North Vancouver, B.C., Canada V6E 4K2	0	*
Officers and Directors (3 persons)	3,508,333	7.63%

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

10.4.4	São Domingos Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *

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

10.6.1	São João Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925). *

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

Aurora Gold Corporation
Registrant

Date: November 29, 2007	BY:	/s/ Lars Pearl
Lars Pearl
Director

Date: November 29, 2007	BY:	/s/ A. Cameron Richardson
A. Cameron Richardson
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2007	BY:	/s/ Lars Pearl
Lars Pearl
President, Chief Executive Officer and Director

Date: November 29, 2007	BY:	/s/ A. Cameron Richardson
A. Cameron Richardson
Chief Financial Officer and Director