Form 10KSB/A
period 2006-12-31
AURORA GOLD CORP
filed 2008-02-19
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A2

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number     0-24393

AURORA GOLD CORPORATION
(Name of small business issuer in its charter)

Delaware	13-3945947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Baarerstrasse 10, 1st Floor, Zug, Switzerland	6300
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (+41) 7887-96966
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

June 30, 2006	– USD $30,000 (paid)
July 21, 2006	– USD $70,000 (paid and cancelled Block 1);
July 21, 2007	– USD $120,000 (advanced R$10,000 in September 2007);
July 21, 2008	– USD $180,000;
July21,2009	– USD $1,600,000
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

April 28, 2006	– R$35,000[1] (paid) (approximately USD $19,975 at 10/31/2007)
October 25, 2006	– R$35,000 (paid) (approximately USD $19,975 at 10/31/2007)
April 25, 2007	– R$35,000 (approximately USD $19,975 at 10/31/2007) (paid R$5,000 which is approximately USD $2,853 at 10/31/2007 and cancelled option agreement);
October25,2007	– R$35,000 (approximately USD $19,975 at 10/31/2007);
April25,2008	– R$35,000 (approximately USD $19,975 at 10/31/2007);
October 25, 2008	– R$35,000 (approximately USD $19,975 at 10/31/2007);
April25,2009	– R$35,000 (approximately USD $19,975 at 10/31/2007);
April 25, 2009	– R$500,000 (approximately USD $285,350 at 10/31/2007)
 Total of R$745,000 (approximately USD $385,222 at 10/31/2007)

The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of R$500,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.
________________________
  1 “Reals” is the Brazilian currency. On October 31, 2007 the exchange rate was  1 Real equaled 0.57070 US dollar;

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

Drilling completed during 2006 resulted in a volume of mineralized material which was calculated on the first 17 drill holes targeting high grade gold in quartz veins and altered host rocks. Drill hole line spacing of 40m was used in the initial appraisal.  The initial calculation resulted in a volume of mineralized material containing approximately 60,000 ounces of gold at 2.4 g/t.\

After reviewing the geology and grade continuity from previous drilling on the Mineralized material at the Sao Domingos-Molly project, the Company initiated drilling during July 2007 to test target extensions of the current mineralized material as well as to infill current drilling to increase the confidence levels.

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

The accompanying notes are an integral part of these financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)
October 10, 1995 (inception) to December 31, 2006
(Expressed in U.S. dollars)

					Accumulated		Accumulated	Total
			Additional	Compre-	(deficit) during	Advances for	other	stockholders'
	Common Stock		paid-in	hensive	exploration	Stock	comprehensive	equity
	Shares	Amount	capital	(loss)	stage	Subscriptions	income (loss)	(deficiency)

Balance, October 10, 1995	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock for
- settlement of indebtedness	11,461,153	11,461	-	-	-		-	11,461
Net (loss) for the period	-	-	-	-	-	-	-	-
Total comprehensive (loss)				$-

Balance December 31, 1995	11,461,153	11,461	-	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-		-	(7,641)
Issuance of common stock for
- cash at $0.001 per share	5,800,000	5,800	341,761	-	-		-	347,561
- resource property	300,000	300	2,700	-	-		-	3,000
Net (loss) for the period	-	-	-	(361,208)	(361,208)		-	(361,208)
Total comprehensive (loss)				$(361,208)

Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	-	(6,827)
Issuance of common stock for
- cash in March 1997 at $1.00 per share(less issue costs of $4,842)	750,000	750	744,408	-	-	-	-	745,158
Net (loss) for the period	-	-	-	(615,880)	(615,880)	-	-	(615,880)

Total comprehensive (loss)				$(615,880)

Balance December 31, 1997	10,670,387	10,670	1,088,869		(977,088)	-	-	122,451
Issuance of common stock for
- settlement of indebtedness	96,105	96	68,601	-	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	-	107,500
Grant of options to employees and directors	-	-	518,900	-	-	-	-	518,900
Grant of options to consultants	-	-	172,100	-	-	-	-	172,100
Net (loss) for the period	-	-	-	(1,151,604)	(1,151,604)	-	-	(1,151,604)
Total comprehensive (loss)				$(1,151,604)

Balance December 31, 1998	11,181,492	11,182	2,259,304		(2,128,692)	-	-	141,794
Issuance of common stock for
- settlement of indebtedness	231,286	231	160,151	-	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	-	20,312
Grant of options to consultants	-	-	29,500	-	-			29,500
Cash advanced on stock subscriptions	-	-	-	-	-	425,000		425,000
Net (loss) for the period	-	-	-	(855,391)	(855,391)	-	-	(855,391)
Total comprehensive (loss)				$(855,391)

Balance December 31, 1999	11,460,649	11,461	2,484,219		(2,984,083)	425,000	-	(63,403)
Issuance of common stock for
- settlement of indebtedness	199,000	199	99,301	-	-		-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	-	-	(175,000)	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	-	-	(250,000)	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-		4,050
Spin-off of Aurora Metals (BVI) Limited	-	-	316,498	-	-	-	-	316,498
Net (loss) for the period	-	-	-	(677,705)	(677,705)	-	-	(677,705)
Total comprehensive (loss)				$(677,705)

Balance December 31, 2000	12,873,943	12,874	3,271,163		(3,661,788)	-	-	(377,751)
Components of comprehensive income (loss)
- Net income for the period	-	-	-	128,545	128,545	-	-	128,545
- Unrealized holding losses on available-for-sale securities	-	-	-	(141,928)	-	-	(141,928)	(141,928)
Total comprehensive (loss)				$(13,383)

Balance December 31, 2001	12,873,943	12,874	3,271,163		(3,533,243)	-	(141,928)	(391,134)
Issuance of common stock for
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	-	355,200
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(137,329)	(137,329)	-	-	(137,329)
- Reclassification adjustment for realized losses on available-for-sale securities	-	-	-	141,928	-		141,928	141,928
Total comprehensive (loss)				$4,599

Balance, December 31, 2002	16,581,981	16,582	3,622,655		(3,670,572)		-	(31,335)
Issuance of common stock for
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	-	25,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(96,404)	(96,404)	-	-	(96,404)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				$(96,404)

Balance, December 31, 2003	19,434,431	19,434	3,762,361		(3,766,976)	-	-	14,819
Issuance of common stock for
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	-	22,500
Imputed interest	-	-	1,560	-	-	-	-	1,560
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(223,763)	(223,763)	-	-	(223,763)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				$(223,763)

Balance, December 31, 2004	19,534,431	19,534	3,786,321		(3,990,739)	-	-	(184,884)
Issuance of common stock for
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	-	162,500
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(457,271)	(457,271)	-	-	(457,271)
- Unrealized holding losses on available-for-sale securities	-	-	-	(4,614)	-	-	(4,614)	(4,614)
Total comprehensive (loss)				$(461,885)
Balance, December 31, 2005	36,218,522	36,218	4,582,137		(4,448,010)	-	(4,614)	165,731
Issuance of common stock for
- cash in February 2006 at $0.50 per share less issuance costs of $110,000	8,000,000	8,000	3,882,000	-	-	-	-	3,890,000
- payment of finder's fee in December 2006 at $0.70 per share	250,000	250	174,750	-	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	-	500,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(5,463,855)	(5,463,855)	-	-	(5,463,855)
- Foreign currency translation adjustments	-	-	-	(3,692)	-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss	-	-	-	4,614	-	-	4,614	4,614
Total comprehensive (loss)				$(5,462,933)
Balance, December 31, 2006	45,468,522	$45,468	$9,137,887		$(9,911,865)	$-	$(3,692)	$(732,202)

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

2.	Significant Accounting Policies (continued)

(n)	Earnings (Loss) Per Share

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

3.	Mineral Properties and Exploration Expenses (continued)

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

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Accountants concerning accounting or financial disclosure.

ITEM8A.	CONTROLS AND PROCEEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective in alerting them in a timely manner to material information relating to the Company and its subsidiary that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934  related to the use of the cash versus accrual method of accounting by our wholly-owned Brazilian subsidiary, Aurora Gold Mineracao Ltda, which commenced operations during the 2006 fiscal year.  During the first quarter of 2007 we initiated procedures to our internal controls over financial reporting to ensure conformity in the use of the accrual method of accounting by such subsidiary as is already used by us and all of our operating subsidiaries. The accounting problem was remediated prior to the issuance of the audited December 31 consolidated financial statements. There were no material costs associated with the remediation of the accounting problem.

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

As of November 20, 2007, the directors and executive officers of the company were as follows:

Name and Address	Age and Position
Michael E Montgomery	Age 42, Director since 27 April 2007.
100 Lewis Street
Lamington, Western
Australia, 6430 Australia
Lars M. Pearl	Age 46, President, CEO and Director since 27April 2007.
1 Edith Place, Coolum Beach
Queensland, 4573
Australia
A. Cameron Richardson
Age 54 Chief Financial Officer (April 1998 to present), Chief Accounting Officer (June 1997 to present) and Director (May 4, 2001 to present); Secretary (April 1998 to present). Resigned as President (May 4, 2001 to February 27, 2006) on February 27, 2006

2 – 238 West 4th Street,
North Vancouver, B.C.,
Canada V7M 1H7
Antonino G. Cacace	Age 60, Director from October 1995 to April 2007.
Crud-y-Gloyat,
Carswell Bay
Swansea Wales, U.K.
Klaus P Eckhof	Age 48, President, Chief Executive Officer and Director (July 2005 to April 2007). President and Chief Executive Officer (February 2006 to April 2007).
30 Ledgar Road, Balcatta
WA 6021, Australia

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Officers and Directors
Klaus P. Eckhof	3,500,000	7.61%
30 Ledgar Road, Balcatta, Western Australia,
6021 Australia
Antonino G. Cacace	8,333	*
Crud-y-Gloyat
Carswell Bay
Swansea Wales, U.K.
Cameron Richardson	0	*
2 – 238 West 4th Street,
North Vancouver, B.C., Canada V6E 4K2
Officers and Directors (3 persons)	3,508,333	7.63%

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
_____
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

Aurora Gold Corporation
Registrant

Date: February 13, 2008	BY:	/s/ Lars Pearl
Lars Pearl
Director

Date: February 13, 2008	BY:	/s/ A. Cameron Richardson
A. Cameron Richardson
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2008	BY:	/s/ Lars Pearl
Pearl
President, Chief Executive Officer and Director

Date: February 13, 2008	BY:	/s/ A. Cameron Richardson
A. Cameron Richardson
Chief Financial Officer and Director