Form 10QSB/A
period 2007-03-31
AURORA GOLD CORP
filed 2008-02-19
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/ A

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

Baarerstrasse 10, 1st Floor, Zug, 6300 Switzerland
 (Address of principal executive offices)

  +41 7887-96966
  (Issuer’s Telephone Number)

1 Edith Place, Coolum Beach, Queensland, 4573 Australia
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

YES ☐ NO ☐

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

INDEX

		Page No.
	PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets -- March 31, 2007 (unaudited) and December 31, 2006 (audited)	3

	Interim Consolidated Statements of Operations (unaudited) Three months Ended March 31, 2007 and 2006; and for the period from October 10, 1995 (Inception) to March 31, 2007	4

	Interim Consolidated Statements of Cash Flows (unaudited) Three-months Ended March 31, 2007 and 2006; and for the period from October 10, 1995 (Inception) to March 31, 2007	5

	Notes to Interim Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	16

	PART II. Other Information

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		20

Index

Item 1. Financial Statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Expressed in U.S. Dollars)	March 31	December 31
	2007	2006
		(audited)

ASSETS
Current assets
Cash	$77,123	$278,091
Prepaid expenses and other assets	45,874	42,579
Total current assets	122,997	320,670

Equipment, net	105,904	102,801
Total assets	$228,901	$423,471

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$859,370	$870,302
Accounts payable - related party	16,687	35,371
Loan payable	756,657	250,000
Total current liabilities	1,632,714	1,155,673

Stockholders' Equity (Deficiency)
Common stock
Authorized:
50,000,000 common shares, with par value $0.001 each
Issued and outstanding:
45,968,522 (December 31, 2006 - 45,468,522) common shares	45,968	45,468
Additional paid-in capital	9,387,387	9,137,887
Accumulated deficit during the exploration stage	(10,813,009)	(9,911,865)
Accumulated other comprehensive income (loss)	(24,159)	(3,692)
Stockholders' Equity (deficiency)	(1,403,813)	(732,202)
Total liabilities and stockholders' equity (deficiency)	$228,901	$423,471

The accompanying notes are an integral part of these financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Interim Consolidated Statements of Operations	October 10	Three months	Three months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
(Unaudited)	to March 31	March 31	March 31
	2007	2007	2006

Expenses
Administrative and general	$940,857	$37,009	$35,149
Depreciation and amortization	62,068	2,501	313
Imputed interest on loan payable - related party	1,560	-	-
Interest, bank charges and foreign exchange loss	74,214	9,700	11,396
Professional fees - accounting and legal	753,641	39,523	47,777
Property search and negotiation	225,198	-	-
Salaries and consulting fees	1,214,676	80,394	26,682
	3,272,214	169,127	121,317
Exploration expenses	7,332,310	732,017	428,270
Write-off of mineral property costs	172,981	-	-
	10,777,505	901,144	549,587

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-
Interest income	22,353	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-
Realized (loss) on investments	(37,971)	-	-
Operating (loss) of Spun-off operations	(316,598)	-	-
	(35,505)	-	-
Net (loss) for the period	$(10,813,010)	$(901,144)	$(549,587)

Earnings (loss) per share
- basic and diluted		$(0.02)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted		45,564,028	39,454,477

The accompanying notes are an integral part of these financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Cash Flows (Unaudited)	October 10	Three months	Three months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
	to March 31	March 31	March 31
	2007	2007	2006

Cash flows from operating activities
Net loss for the period	$(10,813,010)	$(901,144)	$(549,587)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	62,068	2,501	313
- compensation on stock options	720,500	-	-
- expenses satisfied with issuance of common stock	673,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
Changes in assets and liabilities:	-
- (increase) decrease in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(45,874)	(3,296)	-
- (decrease) increase in accounts payableand accrued expenses	1,416,215	(29,615)	7,265
Net cash used in operating activities	(7,710,603)	(931,554)	(542,009)

Cash flows from investing activities
Purchase of equipment	(170,910)	(5,604)	-
Proceeds on disposal of equipment	14,449	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(308,103)	(5,604)	-

Cash flows from financing activities
Proceeds from issuance of common stock, less issuance costs	7,292,339	250,000	3,900,000
Loan proceeds from related party	39,000	-	-
Loan proceeds	788,649	506,657	-
Net cash provided by financing activities	8,119,988	756,657	3,900,000

Effect of exchange rate changes on cash and cash equivalents	(24,159)	(20,467)	-
Increase in cash and cash equivalents	77,123	(200,968)	3,357,991
Cash and cash equivalents, beginning of period	-	278,091	164,189
Cash and cash equivalents, end of period	$77,123	$77,123	$3,522,180

The accompanying notes are an integral part of these financial statements

Index

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

Index

2.	Significant Accounting Policies (continued)

(d)	Available-for-Sale Securities

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

Vehicles  10 years
Office equipment, furniture and fixtures2 to 5 years

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

Index

2.        Significant Accounting Policies   (continued)

(h)	Foreign Currency Translations and Transactions (cont’d)

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

Accumulated other comprehensive income consists of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Foreign currency translation adjustments	$(24,159)	$(3,692)
Unrealized gains (loss) on available-for-sale securities	-	-
	$(24,159)	$(3,692)

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

Index

2.        Significant Accounting Policies   (continued)

(l)	Fair Value of Financial Instruments and Risks (cont’d)

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

Index

3.      Equipment

	March 31, 2007	December 31, 2005
Vehicles	$73,234	$70,570
Office equipment	43,825	41,726
Furniture and fixtures	14,247	13,167
	131,306	125,463
Accumulated depreciation	(25,402)	(22,662)
	$105,904	$102,801

The majority of equipment held at March 31, 2007 and December 31, 2006 is located in Brazil.

4.	Loan Payable

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

Index

Item 2.  Management’s Discussion and Analysis or Plan of Operation (cont’d)

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

Index

Item 2.  Management’s Discussion and Analysis or Plan of Operation (cont’d)

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

Our seven properties located in the Tapajos gold province in Para State, Brazil consist of, São Domingos, São João, Piranhas, Branca de Neve, Bigode, Santa Lúcia and Comandante Araras.

For the three months ended March 31, 2007 we recorded exploration expenses of $732,017 (2006 - $428,270). The following is a breakdown of the exploration expenses by property: Brazil $729,842 (2006 - $426,025) and Canada, Kumealon property $2,175 (2006 - $2,245).

We have commenced reconnaissance exploration programs on each of the properties.  The São Domingos, São João, Piranhas, Branca de Neve, Bigode, Santa Lúcia and Comandante Araras properties are located in the southern part of the rich and largely unexplored Tapajos gold province.

We have conducted preliminary investigations of the Sao Joao property area, which has confirmed the existence of mineralised quartz veins and stockwork systems within these Intrusive Granite Suites and we will continue to evaluate the property.

 At the Sao Domingos property a series of drill targets were generated to test the extent of surface mineralization on 4 anomalies.  The targets were selected based on the results of the rock chip and geochem programs, conducted during 2005 and 2006.  Results of drilling over the Fofoca anomaly delineated a mineralized envelope, the Molly zone, which is currently open along strike in both east and west directions and also to depth.  The molly zone is currently under review for a potential inferred resource estimate, and for evaluation for further test work in the near future.  Other drilling at Sao Domingos targeted potential depth extensions of water canon and sluice operations by previous local workers.  The results of this drilling, demonstrated an erratic nature of mineralization and further subsurface exploration is scheduled to better understand the mineralizing styles encountered. Further development at Sao Domingos included the construction of the Company’s field base and the office complex is expected to be completed early in 2007.

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

Expenses – For the three months ended March 31, 2007 we recorded expenses of $169,127 (2006 - $121,317). This amount includes, professional fees - accounting $29,000 (2006 - $20,075) and legal $10,523 (2005 - $27,702).

Exploration expenditures - For the three months ended March 31, 2007 we recorded exploration expenses of $732,017 (2006 - $428,270). The following is a breakdown of the exploration expenses by property: Brazil $729,842 (2006 - $426,025) and Canada, Kumealon property $2,175 (2006 - $2,245).

Depreciation expense – For the three months ended March 31, 2007 we recorded depreciation expense of $2,501 (2006 - $313).

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

Index

(E)       Capital Resources and Liquidity (cont’d)

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

We have established a field operations center at the São Domingos property and intend to base all field activities for the Sao Joao and Santa Isabel drilling programs from the Sao Domingos base.  The properties are now linked to Sao

Index

(F)       Plans for Year 2007 (cont’d)

Domingos by a road suitable to all terrain vehicles.  São Domingos was selected based on the proximity to our other properties, and the logistics currently in place.  Access to São Domingos is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

Exploration campaigns will be launched from São Domingos to the other properties and serviced by road and river access.  Initially exploration will entail mapping the outcrop geology and spoils from shafts of previous workers in order to confirm lithologies and structural trends noted on government maps.  Currently three anomalous areas have been identified, from rock chip sampling, as warranting further investigation.  We will conduct a soil sampling program, and further rock chip sampling over the anomalous areas and have drafted the proposed grid.  This work will be initiated during the second quarter of 2007 when weather conditions will be more conducive.

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

Index

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

As of the end of the period covered by this report, we carried out, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) identified, as of March 31, 2007, a weakness in internal controls over financial reporting which is as follows:

 Due to the limited number of staff, it is not feasible to achieve complete segregation of incompatible duties

The weakness in the Company’s internal controls over financial reporting result in a more than remote likelihood that a material misstatement would not be prevented or detected. Management and the board of directors work to mitigate the risk of a material misstatement in financial reporting; however, there can be no assurance that this risk can be reduced to less than a remote likelihood of a material misstatement.

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

Index

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

Index

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

Index

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

Index

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