Form 10QSB/A
period 2007-06-30
AURORA GOLD CORP
filed 2008-02-19
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/ A

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ______________  to______________

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

INDEX

		Page No.
	PART I Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets -- June 30, 2007 (unaudited) and December 31, 2006 (audited)	3

	Interim Consolidated Statements of Operations (unaudited) Three and Six months Ended June 30, 2007 and 2006; and for the period from October 10, 1995 (Inception) to June 30, 2007	4

	Interim Consolidated Statements of Cash Flows (unaudited) Six months Ended June 30, 2007 and 2006; and for the period from October 10, 1995 (Inception) to June 30, 2007	5

	Notes to Interim Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	14

	PART II Other Information

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		18

Index

Item 1. Financial Statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Expressed in U.S. Dollars)	June 30	December 31
	2007	2006
	(unaudited)	(audited)

ASSETS
Current assets
Cash	$286,383	$278,091
Prepaid expenses and other assets	21,610	42,579
Total current assets	307,993	320,670

Equipment, net	115,586	102,801
Total assets	$423,579	$423,471

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$856,803	$870,302
Accounts payable - related party	37,827	35,371
Loans payable	750,000	250,000
Total current liabilities	1,644,630	1,155,673

Stockholders' Equity (Deficiency)
Common stock
Authorized:
50,000,000 common shares, with par value $0.001 each
Issued and outstanding:
45,968,522 (December 31, 2006 - 45,468,522) common shares	45,968	45,468
Common stock issuable, 4,000,000 shares	1,000,000	-
Additional paid-in capital	9,387,387	9,137,887
Accumulated deficit during the exploration stage	(11,577,980)	(9,911,865)
Accumulated other comprehensive income (loss)	(76,426)	(3,692)
Stockholders' Equity (deficiency)	(1,221,051)	(732,202)
Total liabilities and stockholders' equity (deficiency)	$423,579	$423,471

The accompanying notes are an integral part of these financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Interim Consolidated Statements of Operations	October 10	Three months	Three months	Six months	Six months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended	Ended	Ended
(Unaudited)	to June 30	June 30	June 30	June 30	June 30
	2007	2007	2006	2007	2006

Expenses
Administrative and general	$992,974	$52,117	$73,513	$89,126	$108,662
Depreciation and amortization	65,148	3,080	314	5,581	627
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest, bank charges and foreign exchange loss	89,106	14,892	1,202	24,592	12,598
Professional fees - accounting and legal	818,855	65,214	45,606	104,737	93,383
Property search and negotiation	225,198	-	-	-	-
Salaries and consulting fees	1,286,529	71,853	51,886	152,247	78,568
	3,479,370	207,156	172,521	376,283	293,838
Exploration expenses	7,890,124	557,815	1,147,291	1,289,832	1,575,561
Write-off of mineral property costs	172,981	-	-	-	-
	11,542,475	764,971	1,319,812	1,666,115	1,869,399

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-	-	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-	-	-
Realized (loss) on investments	(37,971)	-	-	-	-
Operating (loss) of Spun-off operations	(316,598)	-	-	-	-
	(35,505)	-	-	-	-
Net (loss) for the period	$(11,577,980)	$(764,971)	$(1,319,812)	$(1,666,115)	$(1,869,399)

Earnings (loss) per share
- basic and diluted		$(0.02)	$(0.03)	$(0.04)	$(0.04)

Weighted average number of
common shares outstanding
- basic and diluted		46,835,189	44,218,522	46,201,855	41,862,966

The accompanying notes are an integral part of these financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Six months	Six months
	1995 (inception)	Ended	Ended
Consolidated Statements of Cash Flows (Unaudited)	to June 30	June 30	June 30
(Expressed in U.S. Dollars)	2007	2007	2006
Cash flows from operating activities
Net loss for the period	$(11,577,980)	$(1,666,115)	$(1,869,399)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	65,148	5,581	627
- compensation on stock options	720,500	-	-
- expenses satisfied with issuance of common stock	673,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
Changes in assets and liabilities:	-
- (increase) decrease in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(21,610)	20,969	-
- (decrease) increase in accounts payable and accrued expenses	1,434,787	(11,043)	(128)
Net cash used in operating activities	(8,429,657)	(1,650,608)	(1,868,900)

Cash flows from investing activities
Purchase of equipment	(183,672)	(18,366)	-
Proceeds on disposal of equipment	14,449	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(320,865)	(18,366)	-

Cash flows from financing activities
Proceeds from common stock issued or issuable, less issuance costs	8,292,339	1,250,000	3,900,000
Loan proceeds from related party	39,000	-	-
Loan proceeds	781,992	500,000	-
Net cash provided by financing activities	9,113,331	1,750,000	3,900,000

Effect of exchange rate changes on cash and cash equivalents	(76,426)	(72,734)	-
Increase in cash and cash equivalents	286,383	8,292	2,031,100
Cash and cash equivalents, beginning of period	-	278,091	164,189
Cash and cash equivalents, end of period	$286,383	$286,383	$2,195,289

The accompanying notes are an integral part of these financial statements

Index

Notes to Interim Consolidated Financial Statements (Unaudited)
1.	Nature of Business and Going Concern

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

Index

2.	Significant Accounting Policies (cont’d)

(c)	Comprehensive income (cont’d)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at June 30, 2007 and December 31, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Loss	$(764,971)	$(1,319,812)	$(1,666,115)	$(1,869,399)
Unrealized loss on available-for-sale investments	-	(28,892)	-	(15,433)
Foreign currency translation adjustment	(52,267)	-	(72,734)	-
Comprehensive loss	$(817,238)	$(1,348,704)	$(1,738,849)	$(1,884,832)

(d)	Earnings (Loss) Per Share

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

3.	Equipment

	June 30, 2007	December 31, 2006
Vehicles	$78,305	$70,570
Office equipment	48,550	41,726
Furniture and fixtures	17,834	13,167
	144,689	125,463
Accumulated depreciation	(29,103)	(22,662)
	$115,586	$102,801

The majority of equipment held at June 30, 2007 and December 31, 2006 is located in Brazil.

4.	Loans Payable

The loans payable bear interest at 6% per annum, are due on December 31, 2007 and are unsecured.

5.	Common stock

In March 2007 the Company completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

In July 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares of the common stock of the Company for net proceeds of $1,000,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. The proceeds for these shares were received prior to June 30, 2007 and thus the total proceeds of $1,000,000 are classified as common stock issuable in stockholders’ equity on the condensed consolidated balance sheet as of June 30, 2007.

Index

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

a.
The Company’s shareholders approved the amendment to the Company’s Certificate of Incorporation to increase the number of Authorized shares from 50,000,000 to 100,000,000 at the Company’s July 27, 2007 Annual General Meeting.

b.	The Company’s shareholders ratified and approved the Company’s 2007 Incentive Stock Option Plan at the July 27, 2007 Annual General Meeting.

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

Index

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

Index

Item 2.  Management’s Discussion and Analysis or Plan of Operation (cont’d)

(C)           Exploration and Development (cont’d)

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

 At the Sao Domingos property a series of drill targets were generated to test the extent of surface mineralization on 4 anomalies.  The targets were selected based on the results of the rock chip and geochem programs, conducted during 2005 and 2006.  Results of drilling over the Fofoca anomaly delineated a mineralized envelope, the Molly zone, which is currently open along strike in both east and west directions and also to depth.  The Molly zone is currently under review for a potential inferred resource estimate, and for evaluation for further test work in the near future.  Other drilling at Sao Domingos targeted potential depth extensions of water canon and sluice operations by previous local workers.  A reinterpretation of the initial results of this drilling, have shown that a more controlled nature of mineralization is apparent.  Further subsurface exploration was initiated during early July 2007 to better understand the mineralizing styles encountered. Additional exploration at Molly zone will include an Induced Polarization (IP) study on the western extension of the current Molly zone.  The Company plans to complete drill testing of the initial targets at the Sao Joao project, and then return to Sao Domingo’s property to test any extension to the west of the current Molly zone area.

Index

Item 2.  Management’s Discussion and Analysis or Plan of Operation (cont’d)

(C)	Exploration and Development (cont’d)

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

Expenses – For the six months ended June 30, 2007 we recorded expenses of $376,283 (2006 - $293,838). This amount includes, professional fees - accounting $33,575 (2006 - $25,031) and legal $71,162 (2006 - $68,352).

Exploration expenditures - For the six months ended June 30, 2007 we recorded exploration expenses of $1,289,832 (2006 - $1,575,561). The following is a breakdown of the exploration expenses by property: Brazil $1,287,657 (2006 - $1,573,316) and Canada, Kumealon property $2,175 (2006 - $2,245).

Depreciation expense – For the six months ended June 30, 2007 we recorded depreciation expense of $5,581 (2006 - $627).

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

Index

Item 2.  Management’s Discussion and Analysis or Plan of Operation (cont’d)

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

(F)           Plans for Year 2007 (cont’d)

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

The Company also intends to complete a series of geophysics programs, adopting ground Induced Polarization (IP) and ground Magnetics, around the western extension of the Molly zone.  If these Geophysical programs prove to be of benefit to the geological understanding of the area, then the Company intends to adopt more of these techniques on the Company’s other projects.

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

Index

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

As of the end of the period covered by this report, we carried out, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) identified, as of June 30, 2007, a weakness in internal controls over financial reporting which is as follows:

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

Index

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

The holders of the majority of the shares voting at the meeting voted for:

1.	The election of Michael Montgomery, Lars Pearl and Cameron Richardson as the directors of the Company,
2.	The appointment of Peterson Sullivan PLLC, as the independent registered public accounting firm for the Company,
3.	The amendment to the company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 50 million to 100 million, and
4.	The approval of the Company’s 2007 Incentive Stock Option Plan.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).*

3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).*

3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

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