Form 10QSB/A
period 2007-09-30
AURORA GOLD CORP
filed 2008-02-19
CIK 1037049

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

INDEX

		Page No.
	PART I Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets -- September 30, 2007 (unaudited) and December 31, 2006 (audited)	3

	Interim Consolidated Statements of Operations (unaudited) Three and Nine months Ended September 30, 2007 and 2006; and for the period from October 10, 1995 (Inception) to September 30, 2007	4

	Interim Consolidated Statements of Cash Flows (unaudited) Nine months Ended September 30, 2007 and 2006; and for the period from October 10, 1995 (Inception) to September 30, 2007	5

	Notes to Interim Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	16

	PART II Other Information

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		21

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

Index

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

(D)               Results of Operations

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

As of the end of the period covered by this report, we carried out, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) identified, as of September 30, 2007, a weakness in internal controls over financial reporting which is as follows :

Index

Item 3.  Controls and Procedures (continued)

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

10.17
Declaration of Translator for translation of Sao Domingos Memorandum of Understandingfrom Portuguese to English incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

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
--------

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