Form 10KSB
period 2007-12-31
AURORA GOLD CORP
filed 2008-04-15
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2007

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

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.001 per share	FINRA OTC Bulletin Board
Title of each class	Name of each exchange on which registered

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

State issuer’s revenues for its most recent fiscal year.         $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days.$11,952,000 as of April 11, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 55,218,522 shares of common stock were outstanding as of April 11, 2008.

Documents incorporated by reference herein:   None

Transitional Small Business disclosure format (Check one); Yes ☐ No ☒

AURORA GOLD CORPORATION

This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. “Description of Business,” Item 2. “Description of Properties,” Item 6. “Management’s Discussion and Analysis or Plan of Operation,” Item 7.  “Financial Statements” and Item. 12 “Certain Relationships and Related Transactions and Director Independence”.

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

We currently have interest in five (5) properties none of which contain any reserves. Please refer to “Description of Properties.” We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities.

Our principal and technical office is located at Baarerstrasse 10, 1st Floor, Zug, 6300 Switzerland. The telephone number is (+41) 7887-96966.

(B)	Significant Developments in Fiscal 2007 and Subsequent Events

In fiscal 2007 we issued 7,500,000 shares (fiscal 2006 – 9,000,000 shares) for net cash of $1,800,000 (fiscal 2006 - $4,390,000), issued 250,000 shares (fiscal 2006 – 250,000 shares) to pay for services rendered of $50,000 (fiscal 2006 - $175,000) and issued 2,000,000 shares (fiscal 2006 – 0 shares) to settle a loans payable of $500,000 (fiscal 2006 - $0). The carrying value of the indebtedness settled approximated the fair market value of the common shares issued.

During 2007 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or acquire interests in new properties.

During 2007 the Company received proceeds of $750,000 from three loans. The loans bear interest at 6% per annum, are due on demand and are unsecured. In July 2007, 2,000,000 common shares were issued at $0.25 per share to settle loans of $500,000.  In March 2008 the Company received a loan of $454,300 (AUD $500,000). The terms of the loan are as follows: the loan is repayable within 24 months from the date of advancement; bears interest at 10% per annum due upon repayment of the principal amount; secured by the Company’s Sao Domingos Project, the loan may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of €0.20 per Company share and a formal loan and security agreement will be signed within 90 days of the Company’s receipt of the funds.

(C)	Exploration and Development

We conduct exploration activities from our principal and technical office located at Baarerstrasse 10, 1st Floor, Zug, 6300 Switzerland. These offices are provided to us on a rent free, month to month basis by Lars Pearl, one of our directors. We believe that these offices are adequate for our purposes.

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

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Description of our Business – Risks Related to Our Business, Property and Industry”

For the year ended December 31, 2007 we recorded exploration expenses of $2,033,875 compared to $4,790,529 in fiscal 2006. The following is a breakdown of the exploration expenses by property: Brazil $2,031,700 (2006 - $4,788,284) and Canada, Kumealon property $2,175 (2006 - $2,245).

We initially had 10 properties under Memorandum of Understanding (“MOU”) or under option of which we currently have retained four (4) properties, São Domingos, São João, Comandante Ararras and Bigode in the Tapajos Gold Province, State of Pará, Brazil.

Between December 21, 2005 and May 26, 2006 we signed four MOUs covering the Piranhas, Branca de Neve, Bigode and Santa Lúcia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. During the first quarter of 2007 we signed a MOU covering the Comandante Ararras property. The MOUs provide us with a review period, ranging from two months to six months, to access the mineral potential of the properties.

Between January 1 and March 31, 2006 we signed five option agreements covering the Novo Porto (since cancelled due to governmental land use management changes), Ouro Mil (option since relinquished), Santa Isabel (option since relinquished), São Domingos and São João mineral exploration licenses located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

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

Branca de Neve - agreement cancelled

The Branca de Neve property adjoins the Piranhas property and is located approximately 50 km NE of our São Domingos property, and covers an area of approximately 2.210 hectares

The Company has decided not to follow up our preliminary exploration program on the Branca de Neve property and have decided not to exercise our option to acquire the property.

Piranhas – agreement cancelled

The Piranhas property adjoins the South western boundary of our Branca de Neve property and covers an area of approximately 9.341 hectares.

The Company has decided not to follow up our preliminary exploration program on the Piranhas property and have decided not to exercise our option to acquire the property.

Bigode

The 4.150 hectare Bigode property adjoins the southeast portion of the São Domingos property, and is approximately 30 km north of our Santa Isabel property.

Santa Lúcia - agreement cancelled

The 1.600 hectare Santa Lúcia property is located 1,270 km SSW of the main regional centre of Itaituba.   The property is located 10 km south west of the Santa Isabel property.

The Company has decided not to follow up our preliminary exploration program on the Santa Lucia property and have decided not to exercise our option to acquire the property.

Comandante Araras

The 2.750 hectare Comandante Araras property is located 10 km west of the São João property.

British Columbia, Canada

The 741 acre Kumealon limestone project is located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, British Columbia, Canada.

(D)           Employees

As of April 11, 2008 there were three full time employees and three part time employees.

(E)            Risks Related to Our Business, Property and Industry

We are an exploration stage company and have incurred substantial losses since inception.

We have never earned any revenues. In addition, we have incurred net losses of $13,171,597 for the period from our inception (October 10, 1995) through December 31, 2007 and, based upon our current plan of operation, we expect that we will incur losses for the foreseeable future.

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such companies. We are subject to all of the risks inherent to an exploration stage business enterprise, such as limited capital mineralized materials, lack of manpower, and possible cost overruns associated with our exploration programs. Potential investors must also weigh the likelihood of success in light of any problems, complications, and delays that may be encountered with the exploration of our properties.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended December 31, 2007 and 2006 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have never generated revenues and we have never been profitable. Prior to completing exploration on our mineral properties, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our properties, we will fail and you will lose your entire investment.

None of the properties in which we have an interest or the right to earn an interest have any known reserves.

We currently have an interest or the right to earn an interest in five properties, none of which have any reserves. Based on our exploration activities through the date of this Form 10-KSB, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts.  If we do not establish reserves we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline and you may lose all or a portion of your investment.

We have only completed the initial stages of exploration of our properties, and thus have no way to evaluate whether we will be able to operate our business successfully. To date, we have been involved primarily in organizational activities, acquiring interests in properties and in conducting preliminary exploration of properties. We have not earned any revenues and have not achieved profitability as of the date of this Form 10-KSB.

We are subject to all the risks inherent to mineral exploration, which may have an adverse affect on our business operations.

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

We are subject to the numerous risks and hazards inherent to the mining industry and resource exploration including, without limitation, the following:

•	interruptions caused by adverse weather conditions;

•	unforeseen limited sources of supplies resulting in shortages of materials, equipment and availability of experienced manpower.

The prices and availability of such equipment, facilities, supplies and manpower may change and have an adverse effect on our operations, causing us to suspend operations or cease our activities completely.

It is possible that our title for the properties in which we have an interest will be challenged by third parties.

We have not obtained title insurance for our properties.  It is possible that the title to the properties in which we have our interest will be challenged or impugned. If such claims are successful, we may lose our interest in such properties.

Our failure to compete with our competitors in mineral exploration for financing, acquiring mining claims, and for qualified managerial and technical employees will cause our business operations to slow down or be suspended.

Our competition includes large established mineral exploration companies with substantial capabilities and with greater financial and technical mineralized materials than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We may also compete with other mineral exploration companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended.

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

Mr. Pearl, our president and chief executive officer is engaged in other business activities and devotes only a limited amount of his time (approximately 50%) to our business.  As we expand our activities, a need for full time management may arise.  In such an event, should Mr. Pearl be unwilling to dedicate more of his time to our business or if we fail to hire additional personnel, our business and results of operations would suffer a material adverse effect.

Our directors may face conflicts of interest in connection with our participation in certain ventures because they are directors of other mineral mineralized material companies.

Messrs. Montgomery, Pearl and Richardson, who serve as our directors, may also be directors of other companies (including mineralized material exploration companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.  It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favorable terms on certain projects than we might have obtained if our directors were not also directors of other participating mineral mineralized materials companies.  In an effort to balance their conflicting interests, our directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to us but adverse to their other companies.  Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit.

Our future performance is dependent on our ability to retain key personnel, loss of which would adversely affect our success and growth.

Our performance is substantially dependent on performance of our senior management.  In particular, our success depends on the continued efforts of Mr. Pearl. The loss of his services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise.  We do not have employment agreements in place with any of our officers or our key employees, nor do we have key person insurance covering our employees.

The value and transferability of our shares may be adversely impacted by the limited trading market for our shares.

There is only a limited trading market for our common stock on the Financial Industry Regulatory Authority’s (“FINRA”) over the counter bulletin board. This may make it more difficult for you to sell your stock if you so desire.

Our common stock is a penny stock and because "penny stock” rules will apply, you may find it difficult to sell the shares of our common stock.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We conduct exploration activities from our principal and technical office located at Baarerstrasse 10, 1st Floor, Zug, 6300 Switzerland. The telephone number is (+41) 7887-96966.  These offices are provided to us on a rent free, month to month basis by Lars Pearl, one of our directors. We believe that these offices are adequate for our purposes and operations.

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

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Risks Related to Our Business, Property and Industry.”

We currently have an interest in four (4) projects located in Tapajos gold province in Para State, Brazil and one property located in British Columbia, Canada.  We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

Figure 1.           Brazil, South America

Caracas
Port-of-Spain
Georgetown
Paramaribo
Cayenne
Bogota
VENEZUELA
GUYANA
SURINAME
FRENCH GUIANA (FR.)
COLUMBIA
NORTH ATLANTIC OCEAN
PERU
BOLIVIA
PARAGUAY
CHILE
ARGENTINA
URUGUAY
SOUTH PACIFIC OCEAN
SOUTH ATLANTIC OCEAN
Equator
Manaus
Santarem
Itaituba
Altamira
Belem
Macapa
Cachimbo
Cuiaba
Brasilia
Rio de Janeiro
Sao Paulo
Salvador
Recife
Fortaleza
Sao Luis
Rio Negro
Amazon
Rio Madeira
Rio Purus
Rio Juruena
Rio Teles Pires
Rio Xingu
Rio Araguaia
Rio Sao Francisco
La Paz
Asuncion
Montevideo
Santiago
Buenos Aires
Lima
Brazil
International Boundary
District Boundary
Road
River
National Capital
District Capital
Major City
0 200 400 KM
0 200 400 Miles

Tapajos Basin –project areas

Figure 2.           Brazil property maps on geology

Brazil property maps on geology (produced from the Projeto Especial Provincia Mineral Do Tapajos Carta Geologica , CRPM Servico Geologice do Brazil 2000)

Properties

Between December 21, 2005 and May 26, 2006 we signed four MOUs covering the Piranhas, Branca de Neve, Bigode and Santa Lúcia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. During the first quarter of 2007 we signed a MOU covering the Comandante Ararras property. The MOUs provided us with a review period, ranging from two months to six months, to access the mineral potential of the properties.

Between January 1 and March 31, 2006 we signed five option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, São Domingos and São João mineral exploration licenses located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

Brazil

Memorandum of Understandings, Option Agreements and Property descriptions:

Piranhas – agreement cancelled

Location and access

The project is located in the mid section of the Tapajos gold province of northern Brazil, in the state of Para.  Access is by light aircraft from the regional centre of Itaituba, where the company maintains a small administration centre.  Further access is by unsealed roads linking up to the unsealed Trans Garimpeiro Highway, which links to all national highways.

Tenure

The project covers an area of 9.341 hectares and was granted in 1993 and 1996 as exploration license number 855.892/1996 to 856.289/1996(Block 1) and 853.597 to 853.638/1993 (Block 2) by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in April 2010.

Memorandum of Understanding

The Piranhas MOU provided us with a 180 day review period to access the gold potential of the property. If we decided to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would have given notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then have entered into an option agreement with the property vendors for the Assignment and transfer of the mineral rights.

Option Agreement

The terms of the Piranhas option agreement, as specified in the MOU, allowed us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Piranhas project mineral rights via structured cash payments.  The total option agreement payments for the license were structured as follows:

June 30, 2006	– USD $30,000 (paid)
July 21, 2006	– USD $70,000 (paid and cancelled Block 1);
July 21, 2007	– USD $120,000 (advanced R$10,000 in September 2007 and subsequently relinquished option);
July 21, 2008	– USD $180,000;
July 21, 2009	– USD $1,600,000
Total of USD $2,000,000.

The vendor would have a 1.5% Net Smelter Royalty. The option agreement could be terminated at any time upon written notice to the vendor and we would have been free of any and all payment commitments yet to be due.

Geology

The property is located within the Parauari Intrusive Suite.  Limited lithological inspection has shown the area to host mineralized quartz veins.  The dominant North and NNW structures are thought to represent relicts of the original mineralizing event.  The property is located approx 50 km east of the Brazauro mineralized materials Corporation’s Tocantinzinho property.

The option agreement has been cancelled.

Branca de Neve - agreement cancelled

Location and access

The Branca de Neve project is located in mid section of the Tapajos Gold Province and is accessed by light aircraft from Itaituba and from unsealed 4WD access from the adjoining Piranhas property.  The Transgarimpeiro highway passes to the south of the property and provides seasonal heavy vehicle access.

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

Memorandum of Understanding

The Branca de Neve MOU provided us with a review period to access the gold potential of the property. If we decided to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would have given notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then have entered into an option agreement with the property vendor for the assignment and transfer of the mineral rights.

Option Agreement

The terms of the Branca de Neve option agreement, as specified in the MOU, allowed us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branca de Neve property mineral rights via structured cash payments.  The total option agreement payments for the license were structured as follows:

April 28, 2006	– R$35,000[1] (paid) (approximately USD $19,789 at 12/31/2007)
October 25, 2006	– R$35,000 (paid) (approximately USD $19,789 at 12/31/2007)
April 25, 2007	– R$35,000 (approximately USD $19,789 at 12/31/2007) (paid R$5,000 which is approximately USD $2,827 at 12/31/2007 and cancelled option agreement);
October 25, 2007	– R$35,000 (approximately USD $19,789 at 12/31/2007);
April 25, 2008	– R$35,000 (approximately USD $19,789 at 12/31/2007);
October 25, 2008	– R$35,000 (approximately USD $19,789 at 12/31/2007);
April 25, 2009	– R$35,000 (approximately USD $19,789 at 12/31/2007);
April 25, 2009	– R$500,000 (approximately USD $282,700 at 12/31/2007)
Total of R$745,000 (approximately USD $421,223 at 12/31/2007)
________________________
1 “Reals” is the Brazilian currency. On December 31, 2007 the exchange rate was 1 Real equaled 0.56540 US dollar;

The vendor would have a 0.75% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment of R$500,000. The option agreement could be terminated at any time upon written notice to the vendor and we would have been free of any and all payment commitments yet to be due.

The option agreement has been cancelled.

Geology

Locally the Branca de Neve property geology is set in the highly prospective Pararui Granite Intrusive suite and has a series of brittle deformation events.  North South trending regional faults dominate the property and are considered to be related to the North West trending regional structures noted in this area of the Tapajos, which extend from the São Domingos property.  We have completed limited soil sampling and rock chip exploration.  We are currently focusing on other projects which have a higher current ranking.

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

Memorandum of Understanding

The Bigode MOU provides us with a 180 day review period to access the gold potential of the property. We are currently negotiating with the property vendor to enter into an option agreement. If we decide to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would give notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then enter into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

Option Agreement

The terms of the Bigode option agreement, as specified in the MOU, allow us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Bigode property mineral rights via structured cash payments.

The total option agreement payments for the license are structured as follows:

October 30, 2006	– USD $60,000 (paid);
October 30, 2007	– USD $40,000 (paid);
October 31, 2007	– USD $13,118.28 (paid);
January 30, 2008	– USD $40,000;
October 30, 2008	– USD $90,000;
October 30, 2009	– USD $100,000;
October 30, 2010	– USD $1,000,000
Total of USD $1,343,118.

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

Santa Lúcia - agreement cancelled

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

Memorandum of Understanding

The Santa Lúcia MOU provided us with a 90 day review period to access the gold potential of the property. If we decided to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would have given notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then have entered into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

Option Agreement

The terms of the Santa Lúcia option agreement, as specified in the MOU, allowed us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Lúcia property mineral rights via structured cash payments.

The total option agreement payments for the license were structured as follows:

September 1, 2006	– USD $20,000 (paid and cancelled option agreement);
March 1, 2007	– USD $50,000;
March 1, 2008	– USD $60,000;
March 1, 2009	– USD $70,000;
September 1, 2009	– USD $500,000
Total of USD $700,000.

The vendor would have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement could be terminated at any time upon written notice to the vendor and we would have been free of any and all payment commitments yet to be due. The option agreement was cancelled.

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
Total of USD $2,025,000.

The agreement was not formally executed until 2006 and the initial payment of $2,500 due December 25, 2005 was not paid until 2006. The option agreement could be terminated at any time upon written notice to the vendor and we would have been free of any and all payment commitments yet to be due.

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

The total option agreement payments for the license were structured as follows:

January 20, 2006	– USD $30,000 (paid);
July 20, 2006	– USD $70,000 (paid R$15,000, approximately USD $8,481 at 12/31/2007 and terminated option agreement);
July 20, 2007	– USD $120,000;
July 20, 2008	– USD $180,000;
July 20, 2009	– USD $1,500,000
Total of USD $1,900,000.

The vendor would have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000.The option agreement could be terminated at any time upon written notice to the vendor and we would have been free of any and all payment commitments yet to be due.

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

 The total option agreement payments for the license were structured as follows:

January 21, 2006	– USD $25,000 (paid);
July 21, 2006	– USD $60,000 (paid);
Option agreement cancelled
July 21, 2007	– USD $80,000;
July 21, 2008	– USD $100,000;
July 21, 2009	– USD $1,500,000
Total of USD $1,765,000.

The vendor would have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement could be terminated at any time upon written notice to the vendor and we would have been free of any and all payment commitments yet to be due.

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

The total option agreement payments for the license are structured as follows:

April 12, 2006	– USD $20,000 (paid);
September 12, 2006	– USD $25,000 (paid);
September 12, 2007	– USD $60,000 (paid);
September 12, 2008	– USD $80,000;
September 12, 2009	– USD $1,250,000
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

Memorandum of Understanding

The Comandante Araras MOU provided us with a 60 day review period to access the gold potential of the property. If we decided to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would have given notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then have entered into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

Option Agreement

The Comandante Araras option agreement allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Comandante Araras property mineral rights via structured cash payments.

The total agreement payments for the license are structured as follows:

Option payments
November 1, 2006	– R$ 20,000 (paid) (approximately USD $11,308 at 12/31/2007);
November 15, 2006	– R$ 40,000 (paid) (approximately USD $22,616 at 12/31/2007);
December 15, 2006	– R$ 40,000 (paid) (approximately USD $22,616 at 12/31/2007);
May 18, 2007	– R$ 15,000 (paid) (approximately USD $8,481 at 12/31/2007);
May 29, 2007	– R$ 50,000 (paid) (approximately USD $28,270 at 12/31/2007);
July 15, 2008	– USD $60,000
July 15, 2009	– USD $70,000
July 15, 2010	– USD $500,000
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

Geology

The geology of the Comandante Araras property is dominated by two regional faults in the Parauari granite that strike North west in the northern half of the property and South east in the southern part of the property.  The project was selected based on the potential trends of mineralisation striking towards Comandante Araras from the Sao Joao project.  Exploration will focus on trend noted on Sao Joao during the 2008 exploration season.

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

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
2008 – High	$0.51	$0.24	(1)	$-	$-
2008 – Low	$0.21	$0.21	(1)	$-	$-
2007 – High	$0.75	$0.61		$0.50	$0.40
2007 – Low	$0.54	$0.26		$0.26	$0.23
2006 – High	$2.10	$2.00		$1.20	$1.09
2006 – Low	$0.69	$0.77		$0.46	$0.60
2005 – High	$0.23	$0.12		$0.83	$0.73
2005 – Low	$0.09	$0.06		$0.06	$0.47

Our stock is also quoted on the Frankfurt Exchange under the symbols “A4G.FSE,” and “A4G.ETR” and on the Berlin-Bremen Exchange under the symbol “A4G.BER”.

(1) The high and low bid prices for our Common Stock for the Second Quarter of 2008 were for the period April 1, 2008 to April 11, 2008.

As of April 11, 2008, there were 717 holders of record of the Common Stock.

No cash dividends were paid in 2007 or 2006. No cash dividends have been paid subsequent to December 31, 2007. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and our cash requirements.

We do not have securities authorized for issuance under an equity compensation plan.

No securities were issued without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2007.

We did not effect any repurchases of our securities during the fourth quarter of Fiscal 2007.

ITEM 6.	MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)	General

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide.  We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." We conduct our exploration and property acquisition activities through our head office which is located at is located at Baarerstrasse 10, 1st Floor, Zug, 6300 Switzerland. The telephone number is (+41) 7887-96966. Our Field office for exploration activities in Brazil is located at Estrada Do Bis, 476, Bairro, Bom Jardim, Itaituba, in the Tapajos gold province of the State of Para, Brazil.

We had no revenues during fiscal 2007 and 2006. Funds raised in fiscal 2007 and 2006 were used for exploration of our properties and general administration.

(B)	Results of Operations

Year Ended December 31, 2007 (Fiscal 2007) versus Year Ended December 31, 2006 (Fiscal 2006)

For the year ended December 31, 2007 we recorded a loss of $3,259,732 or $0.07 per share, compared to a loss of $5,463,855 or $0.13 per share in 2006.

General and administrative expenses – For the year ended December 31, 2007 we recorded general and administrative expenses of $1,255,857 (fiscal 2006 - $668,111). The fiscal 2007 amount includes professional fees - accounting $53,509 (fiscal 2006 - $39,295) and legal $180,253 (fiscal 2006 - $248,071).

Exploration expenditures - For the year ended December 31, 2007 we recorded exploration expenses of $2,033,875 compared to $4,790,529 in fiscal 2006. The following is a breakdown of the exploration expenses by property: Brazil $2,031,700 (2006 - $4,788,284) and Canada, Kumealon property $2,175 (2006 - $2,245).

Depreciation expense – For the year ended December 31, 2007 we recorded depreciation expense of $12,326 compared to $5,293 in fiscal 2006.

(C)	Capital Resources and Liquidity

December 31, 2007 versus December 31, 2006:

At December 31, 2007, we had cash of $3,909 (2006 - $278,091) and a working capital deficiency of $1,387,437 (2006 working capital - $835,003) respectively. Total liabilities as of December 31, 2007 were $1,414,602 as compared to $1,155,673 on December 31, 2006, an increase of $258,929.  On February 23, 2006 we completed a Private Placement of 8,000,000 common shares priced at USD $0.50 per share for total net consideration of USD $3,890,000 to offshore investors, all of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. On December 29, 2006, we completed a Private Placement of 1,000,000 common shares at USD $0.50 per share for net proceeds of $500,000 to o offshore investors, all of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. In March 2007 we completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. In July 2007, 5,000,000 common shares were issued at $0.25 per share.  Of the 5,000,000 common shares, 2,000,000 shares were issued to settle loans of $500,000 and the remaining 3,000,000 shares were issued for cash proceeds of $750,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). In August 2007, the Company entered into an agreement to issue 250,000 common shares at $0.20 per share to an individual as payment for services performed valued at $50,000. The shares were issued to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). In September 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares at $0.20 per share for net cash proceeds of $800,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). Following the closing of this private placement, we had 55,218,522 common shares issued and outstanding.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $2,998,924 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2008 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Plans for Year 2008

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

Our exploration work program in 2008 on the Brazilian Tapajos properties will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

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

Exploration on the Sao Joao, and the adjoining Comandante Araras properties during early 2007 included trenching and mapping.  Sample results of a trench on the main vein resulted in 80m at 30.94 g/t gold. Recent sampling and mapping has shown this vein system to be extensive and a series of other veins have been located and sampled.  Drilling is scheduled to follow up the main vein in 2008.

The Bigode project has returned significant gold assay results and is also scheduled for drilling on completion of drill testing at Sao Joao. Exploration at Bigode is scheduled to continue and will involve mapping and drill target generation for testing in the future.

We are not planning to do any exploration work on the British Columbia Kumealon limestone property in 2008.

(D)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 to our December 31, 2007 consolidated financial statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 5 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2007 and 2006, the Company did not have proven reserves.

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

For a description of our related party transactions, see the related notes to our consolidated financial statements appearing in Item 7 Financial Statements.

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
December 31, 2007 and 2006

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

We have audited the accompanying consolidated balance sheets of Aurora Gold Corporation (an exploration stage company) and Subsidiary ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Gold Corporation (an exploration stage company) and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception, has not been able to generate any operating revenues to date, and used cash from operations of $2,998,924 in 2007.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

April 15, 2008
Seattle, Washington

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2007 and 2006
(Expressed in U.S. Dollars)	December 31	December 31
	2007	2006

ASSETS
Current assets
Cash	$3,909	$278,091
Prepaid expenses and other assets	23,256	42,579
Total current assets	27,165	320,670

Equipment, net	134,543	102,801
Total assets	$161,708	$423,471

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$693,233	$870,302
Accounts payable - related parties	59,928	35,371
Advances payable - related party	161,441	-
Loans payable	250,000	250,000
Loan payable – related party	250,000	-
Total current liabilities	1,414,602	1,155,673

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2006 - 50,000,000) with par value $0.001 each
Issued and outstanding:
55,218,522 (December 31, 2006 - 45,468,522) common shares	55,218	45,468
Additional paid-in capital	11,932,432	9,137,887
Accumulated deficit during the exploration stage	(13,171,597)	(9,911,865)
Accumulated other comprehensive income (loss)	(68,947)	(3,692)
Stockholders' equity (deficiency)	(1,252,894)	(732,202)
Total liabilities and stockholders' equity (deficiency)	$161,708	$423,471

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Operations	October 10	Year	Year
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
	to December 31	December 31	December 31
	2007	2007	2006

Expenses
Administrative and general	$1,114,041	$210,193	$192,140
Depreciation and amortization	71,893	12,326	5,293
Imputed interest on loan payable - related party	1,560	-	-
Interest, bank charges and foreign exchange loss	154,424	89,910	15,037
Professional fees - accounting and legal	947,880	233,762	287,366
Property search and negotiation	225,198	-	-
Salaries, management and consulting fees	1,813,948	679,666	168,275
	4,328,944	1,225,857	668,111
Exploration expenses	8,634,167	2,033,875	4,790,529
Write-off of mineral property costs	172,981	-	-
	13,136,092	3,259,732	5,458,640

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-
Interest income	22,353	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-
Realized (loss) on investments	(37,971)	-	(5,215)
Operating (loss) of Spun-off operations	(316,598)	-	-
	(35,505)	-	(5,215)
Net (loss) for the period	$(13,171,597)	$(3,259,732)	$(5,463,855)

Earnings (loss) per share
- basic and diluted		$(0.07)	$(0.13)

Weighted average number of common shares outstanding
- basic and diluted		49,873,055	43,067,423

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)
October 10, 1995 (inception) to December 31, 2007
(Expressed in U.S. dollars)

					Accumulated		Accumulated	Total
			Additional	Compre-	(deficit) during	Advances for	other	stockholders'
	Common Stock		paid-in	hensive	exploration	Stock	comprehensive	equity
	Shares	Amount	capital	Income (loss)	stage	Subscriptions	income (loss)	(deficiency)

Balance, December 31, 1994	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock for
- settlement of indebtedness	11,461,153	11,461	-	-	-		-	11,461
Net (loss) for the period	-	-	-	-	-	-	-	-
Total comprehensive (loss)				$-

Balance December 31, 1995	11,461,153	11,461	-	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-		-	(7,641)
Issuance of common stock for
- cash at $0.001 per share	5,800,000	5,800	341,761	-	-		-	347,561
- resource property	300,000	300	2,700	-	-		-	3,000
Net (loss) for the period	-	-	-	(361,208)	(361,208)		-	(361,208)
Total comprehensive (loss)				$(361,208)

Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	-	(6,827)
Issuance of common stock for
- cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	-	745,158
Net (loss) for the period	-	-	-	(615,880)	(615,880)	-	-	(615,880)
Total comprehensive (loss)				$(615,880)

Balance December 31, 1997	10,670,387	10,670	1,088,869		(977,088)	-	-	122,451
Issuance of common stock for
- settlement of indebtedness	96,105	96	68,601	-	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	-	107,500
Grant of options to employees and directors	-	-	518,900	-	-	-	-	518,900
Grant of options to consultants	-	-	172,100	-	-	-	-	172,100
Net (loss) for the period	-	-	-	(1,151,604)	(1,151,604)	-	-	(1,151,604)
Total comprehensive (loss)				$(1,151,604)

Balance December 31, 1998	11,181,492	11,182	2,259,304		(2,128,692)	-	-	141,794
Issuance of common stock for
- settlement of indebtedness	231,286	231	160,151	-	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	-	20,312
Grant of options to consultants	-	-	29,500	-	-			29,500
Cash advanced on stock subscriptions	-	-	-	-	-	425,000		425,000
Net (loss) for the period	-	-	-	(855,391)	(855,391)	-	-	(855,391)
Total comprehensive (loss)				$(855,391)

Balance December 31, 1999	11,460,649	11,461	2,484,219		(2,984,083)	425,000	-	(63,403)
Issuance of common stock for
- settlement of indebtedness	199,000	199	99,301	-	-		-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	-	-	(175,000)	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	-	-	(250,000)	-	-

Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	-	(56,600)
Exercise of options in June 2000	405,000	405	3,645	-	-	-	-	4,050
Spin-off of Aurora Metals (BVI) Limited	-	-	316,498	-	-	-	-	316,498
Net (loss) for the period	-	-	-	(677,705)	(677,705)	-	-	(677,705)
Total comprehensive (loss)				$(677,705)

Balance December 31, 2000	12,873,943	12,874	3,271,163		(3,661,788)	-	-	(377,751)
Components of comprehensive income (loss)
- Net income for the period	-	-	-	128,545	128,545	-	-	128,545
- Unrealized holding losses on available-for-sale securities	-	-	-	(141,928)	-	-	(141,928)	(141,928)

					Accumulated		Accumulated	Total
			Additional	Compre-	(deficit) during	Advances for	other	stockholders'
	Common Stock		paid-in	hensive	exploration	Stock	comprehensive	equity
	Shares	Amount	capital	Income (loss)	stage	Subscriptions	income (loss)	(deficiency)
Total comprehensive (loss)				$(13,383)

Balance December 31, 2001	12,873,943	12,874	3,271,163		(3,533,243)	-	(141,928)	(391,134)
Issuance of common stock for
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	-	355,200
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(137,329)	(137,329)	-	-	(137,329)
- Reclassification adjustment for realized losses on available-for-sale securities included in net loss	-	-	-	141,928	-		141,928	141,928
Total comprehensive (loss)				$4,599

Balance, December 31, 2002	16,581,981	16,582	3,622,655		(3,670,572)		-	(31,335)
Issuance of common stock for
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	-	25,000
- Net (loss) for the period	-	-	-	(96,404)	(96,404)	-	-	(96,404)
Total comprehensive (loss)				$(96,404)

Balance, December 31, 2003	19,434,431	19,434	3,762,361		(3,766,976)	-	-	14,819
Issuance of common stock for
- cash in January 2004 at $0.25 per share,
less issuance costs	100,000	100	22,400	-	-	-	-	22,500
- Imputed interest	-	-	1,560	-	-	-	-	1,560
- Net (loss) for the period	-	-	-	(223,763)	(223,763)	-	-	(223,763)
Total comprehensive (loss)				$(223,763)

Balance, December 31, 2004	19,534,431	19,534	3,786,321		(3,990,739)	-	-	(184,884)
Issuance of common stock for
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	-	162,500
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(457,271)	(457,271)	-	-	(457,271)
- Unrealized holding losses on
available-for-sale securities	-	-	-	(4,614)	-	-	(4,614)	(4,614)
Total comprehensive (loss)				$(461,885)
Balance, December 31, 2005	36,218,522	36,218	4,582,137		(4,448,010)	-	(4,614)	165,731
Issuance of common stock for
- cash in February 2006 at $0.50 per share less issuance costs of $110,000	8,000,000	8,000	3,882,000	-	-	-	-	3,890,000
- payment of finder's fee in December 2006 at $0.70 per share	250,000	250	174,750	-	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	-	500,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(5,463,855)	(5,463,855)	-	-	(5,463,855)
- Foreign currency translation adjustments	-	-	-	(3,692)	-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss	-	-	-	4,614	-	-	4,614	4,614
Total comprehensive (loss)				$(5,462,933)
Balance, December 31, 2006	45,468,522	45,468	9,137,887		(9,911,865)	-	(3,692)	(732,202)
Issuance of common stock for
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	-	250,000
- cash in July 2007 at $0.25 per share	3,000,000	3,000	747,000	-	-	-	-	750,000

- settlement of loans payable in July 2007 at $0.25 per share	2,000,000	2,000	498,000	-	-	-	-	500,000

- payment of expenses in August 2007 at $0.20 per share	250,000	250	49,750	-	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	-	800,000
Stock option compensation expense	-	-	454,295	-	-	-	-	454,295
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(3,259,732)	(3,259,732)	-	-	(3,259,732)
- Foreign currency translation adjustments	-	-	-	(65,255)	-	-	(65,255)	(65,255)
Total comprehensive (loss)				$(3,324,987)
Balance, December 31, 2007	55,218,522	$55,218	$11,932,432		$(13,171,597)	$-	$(68,947)	$(1,252,894)

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Year	Year
Consolidated Statements of Cash Flows	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to December 31	December 31	December 31
	2007	2007	2006

Cash flows from operating activities
Net loss for the period	$(13,171,597)	$(3,259,732)	$(5,463,855)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation and amortization	71,893	12,326	5,293
- stock compensation expense on stock option grants	1,174,795	454,295	-
- expenses satisfied with issuance of common stock	723,800	50,000	175,000
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	5,215
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(20,941)	21,638	(42,579)
- (decrease) increase in accounts payable and accrued expenses	1,168,379	(277,451)	873,085
Net cash used in operating activities	(9,777,973)	(2,998,924)	(4,447,841)

Cash flows from investing activities
Purchase of equipment	(187,298)	(21,992)	(107,415)
Proceeds on disposal of equipment	14,449	-	-
Proceeds from disposition of marketable securities	32,850	-	32,850
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(324,491)	(21,992)	(74,565)

Cash flows from financing activities

Proceeds from issuance of common stock,less issuance costs	8,842,339	1,800,000	4,390,000
Loan proceeds from related party	289,000	250,000	-
Loan proceeds	781,992	500,000	250,000
Net proceeds from advances payable- related party	161,441	161,441	-
Net cash provided by financing activities	10,074,772	2,711,441	4,640,000

Effect of exchange rate changes on cash and cash equivalents	31,601	35,293	(3,692)
Increase in cash and cash equivalents	3,909	(274,182)	113,902
Cash, beginning of period	-	278,091	164,189
Cash, end of period	$3,909	$3,909	$278,091

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Going Concern

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $2,998,924 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

(c)	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at December 31, 2007 and 2006. No material amounts were paid for interest expense and no amounts were paid for income taxes in 2007 or 2006.

(d)	Equipment

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:

Vehicles	10 years
Office equipment, furniture and fixtures	2 to 5 years

2.	Significant Accounting Policies (continued)

(e)	Mineral Properties and Exploration Expenses

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2007 and 2006, the Company did not have proven reserves.

Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Costs  related  to  site  restoration  programs  are  accrued over the life  of  the  project.

(f)	Share-Based Payment

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (SFAS 123 (R)), Share-based Payment.

Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

(g)	Interest Expense

Interest expense was approximately $85,000 and $9,000 for 2007 and 2006, respectively.

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Aurora Gold Mineracao Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Reals. The Brazilian Real to U.S. dollar exchange rate at December 31, 2007 was U.S. $0.56540 to 1 Real.

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

The Company places its cash with high credit quality financial institutions in Canada and Brazil. The Company did not have funds deposited in banks beyond the insured limits as of December 31, 2007 but did at December 31, 2006.

2.	Significant Accounting Policies (continued)

(j)	Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through December 31, 2007.

(k)	Comprehensive income

The Company has adopted SFAS No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at December 31, 2007 and 2006.

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

The carrying value of cash, accounts payable and accrued expenses, accounts payable – related parties, advances payable – related party, loan payable -  related party and loans payable approximate their fair value because of the short-term nature of these instruments.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.
The Company operates outside of the United States of America (primarily in Brazil) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(m)	Income Taxes

The Company has adopted SFAS No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (“FIN No. 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

2.	Significant Accounting Policies (continued)

Income Taxes (continued)

FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.  As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.  The Company’s tax returns are open to audit for the years ending December 31, 2003 to 2007.

(n)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for 2007 and 2006 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of 2,300,000 stock options for 2007. There were no potentially dilutive securities outstanding in 2006.

(o)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for nonfinancial assets and liabilities which has been delayed until after November 15, 2008. The Company does not expect the adoption of FAS 157 to have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 159 to have a significant impact on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF 07-3”), which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on its financial results.

In December 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-1 provides income statement classification and related disclosure guidance for participants in a collaborative arrangement. The Company does not expect the adoption of EITF 07-1 to have a material impact on its financial results.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“FAS 160”), which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for the Company’s

2.	Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

fiscal year beginning January 1, 2009. The Company does not expect the adoption of FAS 160 to have a material impact on its financial results.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“FAS 141R”), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

3.	Mineral Properties and Exploration Expenses

British Columbia, Canada – Kumealon Property

In February 1999, the Company acquired, by staking, a 741 acre limestone property located on the north shore of Kumealon Inlet, southeast of Prince Rupert, British Columbia, Canada.  A finder’s fee of 25,000 shares of common stock of the Company was issued in connection with these claims.

In fiscal year 2000, there were no proven mineral reserves discovered and the Company continuously operated with a working capital deficiency.  These conditions raised substantial doubt regarding the recovering of the capitalized acquisition cost. Therefore, pursuant to guidance established in SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company wrote off the capitalized acquisition cost of $23,630 to operations. The Company's ownership interest in this property is still in good standing.

Gold properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil

Between December 21, 2005 and May 26, 2006 the Company signed four Memorandum of Understanding (“MOU”) covering the Piranhas, Branca de Neve, Bigode and Santa Lúcia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. During the first quarter of 2007, the Company signed an MOU on the Comandante Araras property. The MOUs provide the Company with a review period, ranging from two months to six months, to access the mineral potential of the properties.

Between January 1, 2006 and March 31, 2006 the Company signed five option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, São Domingos and São João mineral exploration licenses located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. The Company relinquished its options on the Porto Novo and Ouro Mil properties in 2006.

Memorandum of Understandings:

The Piranhas MOU provided the Company with a 180 day review period to access the gold potential of the property. If the Company decided to proceed with acquiring a 100 percent interest in the title to the mineral rights then the Company would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. The Company would then enter into an option agreement with the property vendors for the Assignment and transfer of the mineral rights.

The terms of the Piranhas option agreement, as specified in the MOU, allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Piranhas project mineral rights via structured cash payments.  The total option agreement payments for the license were structured as follows: June 30, 2006 – USD $30,000 (paid); July 21, 2006 – USD $70,000 (paid and cancelled Block 1); July 21, 2007 – USD $120,000 (advanced R$10,000 in September 2007 and subsequently relinquished the option); July 21, 2008 – USD $180,000; July 21, 2009 – USD $1,600,000 for a total of USD $2,000,000. The vendor would have a 1.5% Net Smelter Royalty.

3.      Mineral Properties and Exploration Expenses (continued)

Gold properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil (continued)

The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due.

In December 2007 the Company decided not to follow-up the preliminary exploration program on the Piranhas property and decided not to exercise the option to acquire the property and no further payments are due.

The Branca de Neve MOU provided the Company with a 180 day review period to access the gold potential of the property. If the Company decided to proceed with acquiring a 100 percent interest in the title to the mineral rights then the Company would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. The Company would then enter into an option agreement with the property vendor for the assignment and transfer of the mineral rights.

The terms of the Branca de Neve option agreement, as specified in the MOU, allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branca de Neve property mineral rights via structured cash payments.  The total option agreement payments for the license were structured as follows: April 28,  2006 – R$35,000 (Reals – Brazilian currency - Paid); October 25, 2006 – R$35,000 (paid); April 25, 2007 – R$35,000 (paid R$5,000 and cancelled option agreement and no further payments are due); October 25, 2007 – R$35,000; April 25, 2008 – R$35,000; October 25, 2008 – R$35,000; April 25, 2009 – R$35,000; April 25, 2009 – R$500,000 for a total of R$745,000. The vendor would have a 0.75% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment of R$500,000. The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due.

In 2007 the Company decided not to follow-up the preliminary exploration program on the Branca de Neve property and decided not to exercise the option to acquire the property and no further payments are due.

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

The terms of the Bigode option agreement, as specified in the MOU, allow the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Bigode property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: October 30, 2006 – USD$60,000 (paid); October 30, 2007 – USD$53,118 (paid); January 30, 2008 – USD$40,000; October 30, 2008 – USD$90,000; October 30, 2009 – USD$100,000; October 30, 2010 –USD$1,000,000 for a total of USD $1,343,118. The vendor will have a 0.75% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment of USD$500,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

The Santa Lúcia MOU provided the Company with a 90 day review period to access the gold potential of the property. If the Company decided to proceed with acquiring a 100 percent interest in the title to the mineral rights then the Company would give notice to the vendors of its intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. The Company would then enter into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

3.     Mineral Properties and Exploration Expenses (continued)

Gold Properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil (continued)

The terms of the Santa Lúcia option agreement, as specified in the MOU, allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Lúcia property mineral rights via structured cash payments.  The total option agreement payments for the license were structured as follows: September 1, 2006 – USD $20,000 (paid and cancelled agreement and no further payments are due); March 1, 2007 – USD $50,000; March 1, 2008 – USD $60,000; March 1, 2009 – USD $70,000; September 1, 2009 – USD $500,000 for a total of USD $700,000. The vendor would have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due.

The Comandante Araras option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Comandante Araras property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: November 1, 2006 R$20,000 (paid); November 15, 2006 – R$40,000 (paid); December 15, 2006 R$40,000 (paid); May 18, 2007 - R$15,000 (paid); May 29, 2007 - R$50,000 (paid); July 15, 2008 - USD $60,000; July 15, 2009 - USD $70,000; July 15, 2010 – USD $500,000 for a total of R$165,000 and USD $630,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

Option Agreements:

The Santa Isabel option agreement allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Isabel property mineral rights via structured cash payments.  The total option agreement payments for the license were structured as follows: February 7, 2006 – USD $25,000 (paid); July 21, 2006 – USD $60,000 (paid) and cancelled the option agreement; July 21, 2007 – USD $80,000; July 21, 2008 – USD $100,000; July 21, 2009 – USD $1,500,000 for a total of USD $1,765,000. The vendor would have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due.

The São Domingos option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São Domingos property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: February 7, 2006 – USD $40,500 (paid); July 30, 2006 – USD $67,500 (paid); July 30, 2007 - USD $112,500 (payment will be made as soon as the Vendor converts the license into an exploration license and transfers title to Aurora Gold and is not owed or accrued as a liability until that time); July 30, 2008 – USD $139,500; December 30, 2008 – USD $675,000 for a total of USD $1,035,000. The vendor will have a 2.0% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $500,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

The São João option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); September 12, 2008 – USD $80,000; September 12, 2009 – USD $1,250,000 for a total of USD $1,435,000. The vendor will have a 1.5% Net Smelter Royalty.

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

4.	Equipment

	2007	2006
Vehicles	$85,094	$70,570
Office equipment	65,731	41,726
Furniture and fixtures	20,845	13,167
	171,670	125,463
Accumulated depreciation	(37,127)	(22,662)
	$134,543	$102,801
The majority of equipment held at December 31, 2007 and 2006 are located in Brazil.

5.	Loans Payable

The loan payable at December 31, 2007 bears interest at 6% per annum, is due on demand and is unsecured. The loan payable – related party bears interest at 6% per annum, is due on demand and is unsecured. The loan payable at December 31, 2006 bore interest at 6% per annum, was due December 31, 2007 and was unsecured (see Note 8 regarding settlement of this loan).

6.      Stock Options

In 2007, the Company's Board of Directors approved the 2007 Stock Option Plan (“the Plan”) to offer an incentive to obtain services of key employees, directors and consultants of the Company.  The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time. No Plan participant may receive stock options exercisable for more than 2,500,000 shares of Common Stock in any one calendar year.  Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the Company's capital stock on the date of grant).  The term of stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting.

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

The fair value of options at the date of grant is determined under the Black-Scholes option-pricing model.  During the year ended December 31, 2007, the following assumptions were used:

Assumptions
Risk-free interest rate	4.52%
Annual rate of dividends	-
Historical volatility	144%
Expected life	2.5 years

Stock Options (continued)

The grant-date fair value of options awards was $0.20 per share during the year ended December 31, 2007.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was determined based on the average of the contractual life and vesting period of the options.

The following is a summary of stock option activity for the year ended December 31, 2007, and the status of stock options outstanding at December 31, 2007:

	Shares	Exercise price	Remaining Contractual Life (yrs)	Aggregate Intrinsic value
Outstanding at January 1, 2007	-	$-
Granted	2,300,000	$0.26
Outstanding at December 31, 2007	2,300,000	$0.26	4.6	$92,000
Exercisable at December 31, 2007	2,300,000	$0.26	4.6	$92,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.

There were no stock options granted during  2006 and there were no stock options outstanding at December 31, 2006.

7      Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a.
During the fiscal year 2007, consulting fees of $236,651 (2006 – $67,588) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.	The advances payable - related party is due to a director of the Company’s subsidiary and is non interest bearing and due upon demand.

c.
Included in accounts payable - related parties at December 31, 2007 is $28,444 (2006 - $35,371) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

8.	Non-Cash Investing and Financing Activities

In July 2007, 2,000,000 common shares were issued at $0.25 per share to settle loans of $500,000. In August 2007, the Company issued 250,000 common shares at $0.20 per share in payment of services performed by an individual valued at $50,000.

In December 2006 the Company issued 250,000 shares of common stock of the Company valued at $175,000 to a director of the Company’s subsidiary and his wife as consideration for arranging property acquisitions in the Tapajos Gold Province, State of Pará, Brazil.

9.      Income Taxes

a.
The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. The Company has net losses for tax purposes in the United States and Brazil totaling approximately $5,272,000 and $6,375,000, respectively, which may be applied against future taxable income.  Accordingly, there is no tax expense for the years ended December 31, 2007 and 2006.  The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The right to claim the losses in the United States expire as follows:

2011	$231,000
2012	564,000
2018	331,000
2019	795,000
2020	550,000
2022	138,000
2023	90,000
2024	222,000
2025	457,000
2026	1,094,000
2027	800,000
$5,272,000

Tax loss carryforwards in Brazil have no expiration dates and are available to offset of up to 30% of annual income before tax in any year.

b.	The tax effects of temporary difference that give rise to the Company's deferred tax asset are as follows:

	2007	2006

Tax loss carryforwards	$3,960,000	$3,006,000
Valuation allowance	(4,114,000)	(3,006,000)
Stock compensation expense	154,000	-
	$-	$-

c.	The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	2007	2006

Tax at statutory rate	$(1,108,000)	$(1,857,000)
Change in valuation allowance for deferred tax asset	1,108,000	1,857,000
Income tax expense	$-	$-

10.   Subsequent Events

In March 2008 the Company received a loan of $454,300 ($500,000 Australian dollars). The terms of the loan are as follows: the loan is repayable within 24 months from the date of advancement; bears interest at 10% per annum due upon repayment of the principal amount; secured by the Company’s Sao Domingos Project, the loan may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of €0.20 per Company share and a formal loan and security agreement will be signed within 90 days of the Company’s receipt of the funds.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Accountants concerning accounting or financial disclosure.

ITEM 8A.	CONTROLS AND PROCEEDURES

Attached as exhibits to this Annual Report on Form 10-KSB are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Annual Report on Form 10-KSB includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-KSB should be read in conjunction with the certifications for a more complete understanding of the matters presented.

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-KSB is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 8A, as of December 31, 2007, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2007.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,
(i)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently only have one independent director on our board, which is comprised of 3 directors, and on our audit committee, which is comprised of 3 directors. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

(ii)
Lack of an independent financial expert on our audit committee.  We currently do not have an independent audit committee financial expert on our audit committee as defined by the SEC.  Pursuant to Section 407, we are required to disclose whether we have at least one "audit committee financial expert" on our audit committee in addition to whether the expert is independent of management. Since we do not have an independent audit committee financial expert, we have disclosed this fact; however, it is still the expectation that we obtain a financial expert on our audit committee.

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2007, we had one person on staff at our executive office and two persons at our Brazil office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iv)	There is a lack of sufficient supervision and review by our corporate management of the accounting functions performed at the foreign Subsidiary,
(v)
Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-KSB. Such remediation activities include the following:

•
We continue to recruit one or more additional independent board members to join our board of directors.  We continue to recruit at least one additional financial expert to join as an independent board member and as an audit committee member.

•
We are initiating a formal monthly reporting and approval process with our Brazilian operations to ensure timely provision of information effecting our quarterly and annual consolidated financial statements.

•	In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

ITEM 8B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text set forth the names and ages of all directors and executive officers of our company as of April 11, 2008. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name and Address	Age and Position

Michael E Montgomery 100 Lewis Street Lamington, Western Australia, 6430 Australia	Age 42, Director since 27 April 2007.

Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	Age 46, President, CEO and Director since 27 April 2007.

A. Cameron Richardson 2 – 238 West 4th Street, North Vancouver, B.C., Canada V7M 1H7	Age 55, CFO and Director (May 4, 2001 to present); Secretary (April 1998 to present).

The following is a description of the employment history for each of our directors and officers for the last five years:

Michael Montgomery, 42, has been the Senior Geologist with Kalgoorlie Consolidated Gold Mines from February 2006 to present; he served as the Senior Mine Geologist with Gold Fields Australia Ltd. from July 2004 to February 2006; he was a contract Senior Geologist with Haoma Mining (April to July 2004); he was a senior Mine Geologist with Mount Gibson Mining (October 2003 to April 2004); he was a senior Mine Geologist with Consolidated Minerals (May 2001 to October 2004). Mr. Montgomery was a geological consultant to various resource companies from 1989 to 2001.  Mr. Montgomery was appointed to the Board on April 27, 2007 in order to fill the vacancy created by the resignation of Antonino Cacace as a director.

Lars Pearl, 46, President, Director and Chief Executive Officer of Cigma Metals Corporation (2004 to present); Mr. Pearl has been self employed as a geological consultant from 1993 to 2004.  Mr. Pearl has spent over 10 years as a geological consultant to projects in Australia, Tanzania, Russia, Kazakhstan, Peru, Colombia and Ecuador.  During the last 5 years Mr. Pearl was acting as a consultant geologist to various companies, including Aurora Gold Corporation in Australia, Brazil and Tanzania before joining the board of Aurora Gold Corporation in April 2007.  Mr. Pearl devotes approximately 50% of his time dealing with the affairs of Aurora Gold.  Mr. Pearl is also a director of Cigma Metals Corporation that is currently exploring in Kazakhstan.

Cameron Richardson, 54, has served as the Chief Financial Officer of Aurora Gold Corporation since April 1998, Chief Accounting Officer since June 1997 and, Secretary since April 1998. He served as president from May 4, 2001 to February 27, 2006. Mr. Richardson also serves as a Director, President, Chief Financial Officer and Secretary of Aurora Metals (BVI) Limited; as the   Secretary of Eurasia Gold Fields, Inc.; as a Director of La Plata Gold Corporation; as the Secretary of Soil Biogenics, Inc.; Mr. Richardson held accounting positions with and was a consultant to, various Canadian resource companies from 1981 to 1997.

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

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2007, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934.

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

Committees

During the years ended December 31, 2007 and 2006 and the subsequent period to April 11, 2008 our entire board of directors acted as our Executive, Audit, Compensation and Benefits and Nominating and Corporate Governance Committees. Michael Montgomery is the independent member of the committees.

Compensation of Directors

During the fiscal year 2007 we paid Consulting Fees of $236,651 (2006 - $67,588) to directors of the Company and its subsidiary for their services as officers of the Company (see the Executive Compensation table on page 34). The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Standard Arrangements

We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During the year ended December 31, 2007, we paid non-officer directors $30,582 (2006 - $0, 2005 - $0) in consulting fees.

ITEM 10.	EXECUTIVE COMPENSATION

(A)           General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last two completed fiscal year:
		Annual Compensation			Long-Term Compensation
					Awards		Payments
Name And Principal Position (a)	Year (b)	Salary ($) (c)	Bonuses ($) (d)	Other Annual Compen- sation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Under- Lying Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other Compen- sation ($) (i)
Lars M. Pearl (1)	2007	-0-	-0-	80,650	None	1,000,000	None	-0-
President, CEO and	2006	-0-	-0-	-0-	None	None	None	-0-
Director	2005	-0-	-0-	-0-	None	None	None	-0-

Klaus P. Eckhof (1)	2007	-0-	-0-	13,160	None	None	None	-0-
President, CEO and	2006	-0-	-0-	22,937	None	None	None	-0-
Director	2005	-0-	-0-	7,682	None	None	None	-0-

Hans Biener	2007	-0-	-0-	86,810	None	500,000	None	-0-
Director of	2006	-0-	-0-	31,586	None	None	None	-0-
subsidiary	2005	-0-	-0-	-0-	None	None	None	-0-

Cameron Richardson	2007	-0-	-0-	25,449	None	200,000	None	-0-
Secretary, CFO and	2006	-0-	-0-	13,065	None	None	None	-0-
Director	2005	-0-	-0-	2,728	None	None	None	-0-

(1)           Klaus Eckhof resigned as President, CEO and Director on April 27, 2007. Lars Pearl became President, CEO and a Director on April 27, 2007.

None of our officers or directors is a party to an employment agreement with us.
Options/SAR Grants Table

We awarded no stock purchase options, or any other rights, to any of our directors or officers during the years ended December 31, 2006 and 2005.

On August 6, 2007, we awarded 2,300,000 stock purchase options to directors, officers and employees at $0.26 per share. The term of these options is five years. The options are exercisable at any time from the grant date up to and including the 6th day of August 2012. The stock purchase options are fully vested on the date of grant.

A summary of the options granted is as follows:

Optionee	Number of Shares Subject to Option	Exercise Price	Expiry Date
Thomas Bartel	100,000	$0.26 per share	August 6, 2012
Hans W. Biener	500,000	$0.26 per share	August 6, 2012
Michael Montgomery	500,000	$0.26 per share	August 6, 2012
Lars Pearl	1,000,000	$0.26 per share	August 6, 2012
Cameron Richardson	200,000	$0.26 per share	August 6, 2012
Total:	2,300,000

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2007 we had 2,300,000 stock purchase options outstanding. We had no stock purchase options outstanding at December 31, 2006 and 2005.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 11, 2008 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock; (ii) each of the our directors and officers; and (iii) all of our directors and officers as a group.  As at April 11, 2008 there were 55,218,522 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percentage of Class

Carrington International Limited Suite 2402 – Bank of America Tower, 12 Harcourt Road, Hong Kong	3,219,697	(1)	5.83%

Klaus P. Eckhof 30 Ledgar Road, Balcatta, Western Australia, 6021 Australia	2,000,000	(2)	3.62%

Officers and Directors

Michael E Montgomery 100 Lewis Street Lamington, Western Australia, 6430 Australia	500,000	(3)	*

Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	1,200,000	(4)	2.13%

A. Cameron Richardson 2 – 238 West 4th Street, North Vancouver, B.C., Canada V7M 1H7	200,000	(5)	*

Officers and directors (3 persons)	1,900,000		3.34%

*     less than 1%

(1)	Does not include the 500,000 shares owned by Georg Schnura, the beneficial owner of Carrington International Limited.

(2)	Does not include the 1,000,000 shares owned by Iguana Resources Pty Ltd (Eckhof Superfund). Klaus P. Eckhof is the beneficial owner of Iguana Resources Pty Ltd (Eckhof Superfund).

(3)
Includes 500,000 stock purchase options awarded on August 6, 2007. The stock purchase options are exercisable at $0.26 per share and have a term of five years. The options are exercisable at any time from the grant date up to and including the 6th day of August 2012.

(4)
Includes 1,000,000 stock purchase options awarded on August 6, 2007. The stock purchase options are exercisable at $0.26 per share and have a term of five years. The options are exercisable at any time from the grant date up to and including the 6th day of August 2012.

(5)
Includes 200,000 stock purchase options awarded on August 6, 2007. The stock purchase options are exercisable at $0.26 per share and have a term of five years. The options are exercisable at any time from the grant date up to and including the 6th day of August 2012.

Changes in Control

There were no arrangements during the last completed fiscal year or subsequent period to April 11, 2008 which would result in a change in control. We do not believe that the offer and sale by us of an aggregate of 10,750,000 shares between December 29, 2006 and April 11, 2008 have resulted in a change of control.

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

Transactions with Related Persons

Other than as disclosed below, during the fiscal year ended December 31, 2007, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

In July 2007, Klaus Eckhof, a former officer and director, purchased 2,000,000 shares in a private placement effected pursuant to Regulation S. Mr. Eckhof purchased the shares on the same terms and conditions as all the other purchasers in the offering.

In February 2006, Lars Pearl, a director, purchased 200,000 shares in a private placement effected pursuant to Regulation S. Mr. Pearl purchased the shares on the same terms and conditions as all the other purchasers in the offering. These shares are registered for resale pursuant to a registration statement declared effective as of August 11, 2006.

Corporate Governance

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits --or has the potential to impair or inhibit--a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," including those set forth in NASDAQ Marketplace Rule 4200(a)(15)as in effect from time to time. Consistent with these considerations, the Board affirmatively has determined that as of April 11, 2008 only Michael Montgomery is an independent director.

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

10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-30379 051269300). *

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

10.29
Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.31
Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489). *

10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341 071238655). *

10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341 071238655). *

10.36	Comandante Araras Memorandum of Understanding.

10.37	2007 Stock Option Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------
* Previously Filed

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:
The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan PLLC for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-QSB (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2007 fiscal year are $49,996 (2006 - $40,216).

Audit-Related Fees:
The aggregate fees billed to us for assurance and related services by Peterson Sullivan PLLC that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2007 were $0 (2006 - $0).

Tax Fees:
The aggregate fees billed to us for professional services by Peterson Sullivan PLLC for tax compliance for fiscal 2007 were $6,156 (2006 - $1,530).

All Other Fees:
The aggregate fees billed to us for products and services provided by Peterson Sullivan PLLC, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2007 were $0 (2006 - $0).

The Audit Committee feels that the services rendered by Peterson Sullivan PLLC were compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation
Registrant

Date:	April 14, 2008	BY:	/s/ Lars Pearl
Lars Pearl
Director

Date:	April 14, 2008	BY:	/s/ A. Cameron Richardson
A. Cameron Richardson
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 14, 2008	BY:	/s/ Lars Pearl
Lars Pearl
President, Chief Executive Officer and Director

Date:	April 14, 2008	BY:	/s/ A. Cameron Richardson
A. Cameron Richardson
Chief Financial Officer and Director