Form 10-Q
period 2008-03-31
AURORA GOLD CORP
filed 2008-06-05
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT POURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,218,522 shares of Common Stock were outstanding as of May 30, 2008.

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL STATEMENTS

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets March 31, 2008 (unaudited) and December 31, 2007	3

	Interim Consolidated Statements of Operations (unaudited) Three months Ended March 31, 2008 and 2007; and for the period from October 10, 1995 (Inception) to March 31, 2008	4

	Interim Consolidated Statements of Cash Flows (unaudited) Three months Ended March 31, 2008 and 2007 and for the period from October 10, 1995 (Inception) to March 31, 2008	5

	Notes to Interim Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		23

Index

PART I Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Interim Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(Expressed in U.S. Dollars)
(unaudited)	March 31	December 31
	2008	2007

ASSETS
Current assets
Cash	$458,284	$3,909
Prepaid expenses and other assets	15,982	23,256
Total current assets	474,266	27,165
Equipment, net	133,316	134,543
Total assets	$607,582	$161,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$776,304	$693,233
Accounts payable - related party	123,840	59,928
Advances payable - related party	199,256	161,441
Loan payable	250,000	250,000
Loan payable - related party	250,000	250,000
Total current liabilities	1,599,400	1,414,602
Convertible Loan Payable	454,280	-
Total Liabilities	2,053,680	1,414,602

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, with par value $0.001 each
Issued and outstanding:
55,218,522 (December 31, 2007 - 55,218,522) common shares	55,218	55,218
Additional paid-in capital	11,932,432	11,932,432
Accumulated deficit during the exploration stage	(13,356,600)	(13,171,597)
Accumulated other comprehensive income (loss)	(77,148)	(68,947)
Stockholders' equity (deficiency)	(1,446,098)	(1,252,894)
Total liabilities and stockholders' equity (deficiency)	$607,582	$161,708

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Interim Consolidated Statements of Operations	October 10	Three months	Three months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
(Unaudited)	to March 31	March 31	March 31
	2008	2008	2007

Expenses
Administrative and general	$1,134,224	$20,183	$37,009
Depreciation and amortization	75,619	3,726	2,501
Imputed interest on loan payable - related party	1,560	-	-
Interest, bank charges and foreign exchange loss	168,357	13,933	9,700
Professional fees - accounting and legal	994,577	46,697	39,523
Property search and negotiation	225,198	-	-
Salaries, management and consulting fees	1,849,954	36,006	80,394
	4,449,489	120,545	169,127
Exploration expenses	8,698,625	64,458	732,017
Write-off of mineral property costs	172,981	-	-
	13,321,095	185,003	901,144

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-
Interest income	22,353	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-
Realized (loss) on investments	(37,971)	-	-
Operating (loss) of Spun-off operations	(316,598)	-	-
	(35,505)	-	-
Net (loss) for the period	$(13,356,600)	$(185,003)	$(901,144)

Earnings (loss) per share - basic and diluted		$(0.00)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted		55,218,522	45,564,028

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Three Months	Three Months
Interim Consolidated Statements of Cash Flows (Unaudited)	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to March 31	March 31	March 31
	2008	2008	2007
Cash flows from operating activities
Net loss for the period	$(13,356,600)	$(185,003)	$(901,144)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	75,619	3,726	2,501
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	723,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(13,667)	7,274	(3,296)
- (decrease) increase in accounts payable	1,315,362	146,983	(29,615)
Net cash used in operating activities	(9,804,993)	(27,020)	(931,554)
Cash flows from investing activities
Purchase of equipment	(189,797)	(2,499)	(5,604)
Proceeds on disposal of equipment	14,449	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(326,990)	(2,499)	(5,604)
Cash flows from financing activities
Proceeds from issuance of common stock less issuance costs	8,842,339	-	250,000
Loan proceeds from related party	289,000	-	-
Loan proceeds	1,236,272	454,280	506,657
Net proceeds from advances payable -related party	199,256	37,815	-
Net cash provided by financing activities	10,566,867	492,095	756,657
Effect of exchange rate changes on cash	23,400	(8,201)	(20,467)
Increase in cash	458,284	454,375	(200,968)
Cash, beginning of period	-	3,909	278,091
Cash, end of period	$458,284	$458,284	$77,123

The accompanying notes are an integral part of these consolidated financial statements

Index

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $27,020 from operating activities in 2008 through March 31. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.	Significant Accounting Policies

(a)	Principles of Accounting

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Aurora Gold Mineração Ltda ("Aurora Gold Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineração was incorporated on October 27, 2005. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended December 31, 2007. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

Index

2.	Significant Accounting Policies (cont’d)

(c)	Comprehensive income (cont’d)

Components of comprehensive income (loss)	March 31, 2008	March 31, 2007
Net (loss) for the period	$(185,003)	$(901,144)
Foreign currency translation adjustments	(8,201)	(20,467)
Total comprehensive (loss)	$(193,204)	$(921,611)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at March 31, 2008 and 2007.

(d)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for the three months ended March 31, 2008 and 2007 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each period. Potentially dilutive securities outstanding consist of 2,300,000 stock options and convertible debt for the three months ended March 31, 2008. There were no potentially dilutive securities outstanding for the three months ended March 31, 2007.

3.	Equipment

	March 31, 2008	December 31, 2007
Vehicles	$86,673	$85,094
Office equipment	66,618	65,731
Furniture and fixtures	21,232	20,845
	174,523	171,670
Accumulated depreciation	(41,207)	(37,127)
	$133,316	$134,543

The majority of equipment held at March 31, 2008 and December 31, 2007 is located in Brazil.

4.	Loans Payable

The Company has a loan payable of $454,280 ($500,000 Australian dollars) at March 31, 2008, that is repayable within 24 months from the date of advancement (March 26, 2010); bears interest at 10% per annum due upon repayment of the principal amount; is secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of €0.20 ($0.32 at March 31, 2008) per Company share.

The Company has a loan payable of $250,000 at March 31, 2008, that bears interest at 6% per annum, is due on demand and is unsecured.

The Company has a loan payable – related party of $250,000 at March 31, 2008, that bears interest at 6% per annum, is due on demand and is unsecured.

5.	Stock Options

In 2007, the Company's Board of Directors approved the 2007 Stock Option Plan (“the Plan”) to offer an incentive to obtain services of key employees, directors and consultants of the Company.  The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time.

Index

5.	Stock Options (continued)

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

The following is a summary of stock option activity for the three months ended March 31, 2008 and the status of stock options outstanding and exercisable at March 31, 2008:

	Shares	Exercise price	Remaining Contractual Life (yrs)	Aggregate Intrinsic value
Outstanding and exercisable at December 31, 2007	2,300,000	$0.26	4.6	$-
Granted	-	-	-	-
Outstanding and exercisable at March 31, 2008	2,300,000	$0.26	4.4	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of March 31, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. As the exercise price of all outstanding options at March 31, 2008 is in excess of the Company’s closing stock price at that date, there is no intrinsic value.

6.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three month period ended March 31, 2008, consulting fees of $55,296 (2007 – $39,912) were incurred by the Company to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.	The advances payable - related party is due to a director of the Company’s subsidiary and is non interest bearing and due upon demand.

c.
Included in accounts payable - related parties at March 31, 2008 is $88,616 (December 31, 2007 - $28,444) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

7.	Subsequent Event

The Company signed in April 2008 an agreement with Samba Minerals Limited (“Samba”) whereby Samba can earn up to a 75% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer a 75% participation interest in the relevant property to Samba and enter into a

Index

7.	Subsequent Event (continued)

formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode projects. The term of the first right of refusal expires on March 26, 2010.

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

(A) General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three month period ended March 31, 2008, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three month periods ended March 31, 2008 and 2007 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2007 and the related annual MD&A included in the December 31, 2007 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and  such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B) Significant developments during the three months ended March 31, 2008 and Subsequent Events

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide.  We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp."

Index

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

(B) Significant developments during the three months ended March 31, 2008 and Subsequent Events (continued)

We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. Funds raised in fiscal 2008 and 2007 were used for exploration of our properties and general administration.

During 2008 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

In March 2008 the Company received a loan of $454,280 ($500,000 Australian dollars). The terms of the loan are as follows: the loan is repayable within 24 months from the date of advancement; bears interest at 10% per annum due upon repayment of the principal amount; secured by the Company’s São Domingos Project, the loan may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of €0.20 per Company share and a formal loan and security agreement will be signed within 90 days of the Company’s receipt of the funds.

Subsequent to March 31, 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”) whereby Samba can earn up to a 75% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer a 75% participation interest in the relevant property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode projects. The term of the first right of refusal expires on March 26, 2010.

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

Index

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

(C) Exploration and Development (continued)

For the three month period ended March 31, 2008, we recorded exploration expenses of $64,458 compared to $732,017 for the same period in 2007. The following is a breakdown of the exploration expenses by property: Brazil $64,458 (2007 - $729,842) and Canada, Kumealon property $0 (2007 - $2,175).

We initially had 10 properties under Memorandum of Understanding (“MOU”) or under option of which we currently have retained four (4) properties, São Domingos, São João, Comandante Ararras and Bigode in the Tapajos Gold Province, State of Pará, Brazil.

Between December 21, 2005 and May 26, 2006 we signed four MOUs covering the Piranhas, Branca de Neve, Bigode and Santa Lúcia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. During the first quarter of 2007 we signed a MOU covering the Comandante Ararras property. The MOUs provide us with a review period, ranging from two months to six months, to access the mineral potential of the properties. We have since cancelled the Piranhas, Branca de Neve and Santa Lúcia agreements.

Between January 1 and March 31, 2006 we signed five option agreements covering the Novo Porto (since cancelled due to governmental land use management changes), Ouro Mil (option since relinquished), Santa Isabel (option since relinquished), São Domingos and São João mineral exploration licenses located in the Municipality of Itaituba, in the Tapajos gold province of the State of Pará, Brazil.

Access to all of the property areas in which we have an interest is by airstrips, rivers in season and the Trans Garimpeiro Highway.  Regional infrastructure to the property areas is serviced from our offices in the city of Itaituba and the field office located at the São Domingos property.

Index

Figure 1. Brazil, South America

Brazil
International Boundary
District Boundary
Road
River
National Capital
District Capital
Major City
0 200 400 KM
0 200 400 Miles
NORTH ATLANTIC OCEAN
SOUTH ATLANTIC OCEAN
SOUTH PACIFIC OCEAN
Equator
VENEZUELA
GUYANA
SURINAME
FRENCH GUIANA (FR.)
COLUMBIA
PERU
BOLIVIA
PARAGUAY
CHILE
ARGENTINA
URUGUAY
Santa Marta
Maracaibo
Caracas
Barcelona
Port-of-Spain
Barquisimeto
Valencia
Maturin
Cucuta
San Cristobal
Ciudad Bolivar
Bucaramango
Puerto Carreno
Georgetown
New Amsterdam
Paramaribo
Cayenne
Oiapoque
Bogota
Santa Elena de Uairen
Boa Vista
Rio Orinoco
Macapa
Rio Negro
Amazon
Manaus
Careiro
Santarem
Belem
Altamira
Sao Luis
Parnaiba
Fortaleza
Iquitos
Leticia
Benjamin Constant
Itaituba
Maraba
Carajas
Teresina
Natal
Rio Madeira
Rio Purus
Araguaina
Picos
Joao Pessoa
Salgueiro
Recife
Cruzeiro do Sul
Humaita
Porto Velho
Boca do Acre
Cachimbo
Juazeiro
Maceio
Rio Branco
Guajara-Mirim
Guayaramerin
Palmas
Assis Brasil
Inapari
Rio Juruena
Rio Teles Pires
Rio Xingu
Rio Araguaia
Barreiras
Rio Sao Francisco
Aracaju
Salvador
Quillabamba
Cusco
Rio Beni
Rio Mamore
Cuiaba
Vitoria da Conquista
Ilheus
Brasilia
Caceres
Rondonopolis
Goiania
Arequipa
La Paz
Matarani
Ilo
Cochabamba
Tacna
Arica
Oruro
Santa Cruz
Puerto Suarez
Corumba
Uberlandia
Sucre
Potosi
Iquique
Campo Grande
Santa Fe do Sul
Belo Horizonte
Vitoria
Panorama
Pedro Juan Caballero
Ponta Pora
Sao Paulo
Rio de Janeiro
Santos
Antofagasta
Salta
Asuncion
Ciudad del Este
Foz do Iguacu
Curitiba
Sao Francisco do Sul
San Miguel de Tucuman
Resistencia
Florianopolis
Santa Maria
Rio Parana
Porto Alegre
Cordoba
Santa Fe
Rio Grande
Rosario
Valparaiso
Mendoza
Santiago
Colonia
Buenos Aires
Montevideo
La Plata
Concepcion
Mar del Plata
Bahia Blanca

Tapajos Basin –project areas

Index

Figure 2. Brazil property maps on geology

Brazil property maps on geology (produced from the Projeto Especial Provincia Mineral Do Tapajos Carta Geologica , CRPM Servico Geologice do Brazil 2000)

Index

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

(C) Exploration and Development

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

(D) Results of Operations

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2007

For the three months ended March 31, 2008 we recorded a net loss of $ 185,003 (2007 net loss - $901,144) or $0.00 per share (2007 - $0.02).

General and Administrative Expenses – For the three months ended March 31, 2008 we recorded expenses of $120,545 (2007 - $169,127). This amount includes, professional fees - accounting $33,709 (2007 - $29,000) and legal $12,988 (2007 - $10,523).

Exploration expenditures - For the three months ended March 31, 2008 we recorded exploration expenses of $64,458 (2007 - $732,017). The following is a breakdown of the exploration expenses by property: Brazil $64,458 (2007 - $729,842) and Canada, Kumealon property $0 (2007 - $2,175) respectively. Exploration expenditures for our Brazil properties are down in comparison with the same period in the pervious year while we evaluate the data from the 2007 work programs

Depreciation expense – For the three months ended March 31, 2008 we recorded depreciation expense of $3,726 (2007 - $2,501).

Index

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

(E) Capital Resources and Liquidity

March 31, 2008 versus December 31, 2007

At March 31, 2008, we had cash of $458,284 (December 31, 2007 - $3,909) and a working capital deficiency of $1,125,134 (December 31, 2007 - $1,387,437) respectively. Total liabilities as of March 31, 2008 were $2,053,680 as compared to $1,414,602 on December 31, 2007, an increase of $639,078.

In March 2008 the Company received a loan of $454,280 ($500,000 Australian dollars), that is repayable within 24 months from the date of advancement (March 26, 2010); bears interest at 10% per annum due upon repayment of the principal amount; is secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of €0.20 ($0.32 at March 31, 2008) per Company share.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $27,020 from operating activities in 2008 through March 31. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2008 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

(F) Plans for Year 2008

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

Index

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

(F) Plans for Year 2008

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

Index

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2008 and December 31, 2007, the Company did not have proven reserves.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Attached as exhibits to this Interim Report on Form 10-Q are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Interim Report on Form 10-Q includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Interim Report on Form 10-Q should be read in conjunction with the certifications for a more complete understanding of the matters presented.

Index

Item 4. Controls and Procedures (continued)

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Interim Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Interim Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of March 31, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended March 31, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,
(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended March 31, 2008, we had one person on staff at our executive office and two persons at our Brazil office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control

Index

Item 4. Controls and Procedures (continued)

deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.
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
We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Quarterly Report on Form 10-Q. Such remediation activities include the following:

•
We continue to recruit one or more additional independent board members to join our board of directors.  We continue to recruit at least one additional financial expert to join as an independent board member and as an audit committee member.

•
We have initiated a formal monthly reporting and approval process with our Brazilian operations to ensure timely provision of information effecting our quarterly and annual consolidated financial statements.

•	In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting other than as discussed in the following sentence. We have initiated a formal monthly reporting and approval process with our Brazilian operations to ensure timely provision of information effecting our quarterly and annual consolidated financial statements.

Item 4T. Controls and Procedures

See Item 4. disclosure

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any litigation, and have no knowledge of any pending or threatened litigation against us.

Item 1A. Risk Factors

Not applicable

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341 071238655). *

10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341 071238655). *

10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054). *.

10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054). *.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262).
______
* Previously filed

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation
Registrant

Date:	May 30, 2008	BY:	/s/ Lars Pearl
Lars Pearl
President, CEO and Director

Date:	May 30, 2008	BY:	/s/ A. Cameron Richardson
A. Cameron Richardson
CFO and Director