Form 10-Q
period 2008-06-30
AURORA GOLD CORP
filed 2008-08-19
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT POURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-24393

AURORA GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	13-3945947
(State or other jurisdiction of incorporation organization) or	(IRS Employer Identification No.)

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
YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,218,522 shares of Common Stock were outstanding as of August 15, 2008.

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL STATEMENTS

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets June 30, 2008 (unaudited) and December 31, 2007	3

	Interim Consolidated Statements of Operations (unaudited) Three and six months Ended June 30, 2008 and 2007; and for the period from October 10, 1995 (Inception) to June 30, 2008	4

	Interim Consolidated Statements of Cash Flows (unaudited) Six months Ended June 30, 2008 and 2007 and for the period from October 10, 1995 (Inception) to June 30, 2008	5

	Notes to Interim Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		23

Index

PART I Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Expressed in U.S. Dollars)	June 30	December 31
(unaudited)	2008	2007

ASSETS
Current assets
Cash	$12,974	$3,909
Prepaid expenses and other assets	24,240	23,256
Total current assets	37,214	27,165

Equipment, net	138,236	134,543
Total assets	$175,450	$161,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$835,292	$693,233
Accounts payable - related party	121,375	59,928
Advances payable - related party	1,182	161,441
Loans payable	704,280	250,000
Loan payable - related party	250,000	250,000
Total current liabilities	1,912,129	1,414,602

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2007 - 100,000,000) with par value $0.001 each
Issued and outstanding:
55,218,522 (December 31, 2007 - 55,218,522) common shares	55,218	55,218
Additional paid-in capital	11,932,432	11,932,432
Accumulated deficit during the exploration stage	(13,617,845)	(13,171,597)
Accumulated other comprehensive income (loss)	(106,484)	(68,947)
Stockholders' equity (deficiency)	(1,736,679)	(1,252,894)
Total liabilities and stockholders' equity (deficiency)	$175,450	$161,708

The accompanying notes are an integral part of these financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Interim Consolidated Statements of Operations	October 10	Three months	Three months	Six months	Six months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended	Ended	Ended
(Unaudited)	to June 30	June 30	June 30	June 30	June 30
	2008	2008	2007	2008	2007

Expenses
Administrative and general	$1,186,952	$52,728	$52,117	$72,911	$89,126
Depreciation and amortization	79,533	3,914	3,080	7,640	5,581
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest, bank charges and foreign exchange loss	198,266	29,909	14,892	43,842	24,592
Professional fees - accounting and legal	1,117,937	123,360	65,214	170,057	104,737
Property search and negotiation	225,198	-	-	-	-
Salaries, management and consulting fees	1,900,041	50,087	71,853	86,093	152,247
	4,709,487	259,998	207,156	380,543	376,283
Exploration expenses	8,699,872	1,247	557,815	65,705	1,289,832
Write-off of mineral property costs	172,981	-	-	-	-
	13,582,340	261,245	764,971	446,248	1,666,115

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-	-	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement,net of expenses of $138,065	80,237	-	-	-	-
Realized (loss) on investments	(37,971)	-	-	-	-
Operating (loss) of Spun-off operations	(316,598)	-	-	-	-
	(35,505)	-	-	-	-
Net (loss) for the period	$(13,617,845)	$(261,245)	$(764,971)	$(446,248)	$(1,666,115)

Earnings (loss) per share - basic and diluted		$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted		55,218,522	46,835,189	55,218,522	46,201,855

The accompanying notes are an integral part of these financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Six Months	Six Months
Consolidated Statements of Cash Flows (Unaudited)	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to June 30	June 30	June 30
	2008	2008	2007

Cash flows from operating activities
Net loss for the period	$(13,617,845)	$(446,248)	$(1,666,115)
Adjustments to reconcile net loss to Net cash used in operating activities:
- depreciation and amortization	79,533	7,640	5,581
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	723,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(21,925)	(984)	20,969
- (decrease) increase in accounts payable and accrued expenses	1,371,885	203,506	(11,043)
Net cash used in operating activities	(10,014,059)	(236,086)	(1,650,608)

Cash flows from investing activities
Purchase of equipment	(198,631)	(11,333)	(18,366)
Proceeds on disposal of equipment	14,449	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(335,824)	(11,333)	(18,366)

Cash flows from financing activities
Proceeds from common stock
less issuance costs	8,842,339	-	1,250,000
Loan proceeds from related party	289,000	-	-
Loan proceeds	1,236,272	454,280	500,000
Net proceeds (repayments) from advances payable -related party	1,182	(160,259)	-
Net cash provided by financing activities	10,368,793	294,021	1,750,000

Effect of exchange rate changes on cash and cash equivalents	(5,936)	(37,537)	(72,734)
Increase in cash and cash equivalents	12,974	9,065	8,292
Cash and cash equivalents, beginning of period	-	3,909	278,091
Cash and cash equivalents, end of period	$12,974	$12,974	$286,383

The accompanying notes are an integral part of these financial statements

Index

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $236,086 from operating activities in 2008 through June 30. The Company faces all the risks common to companies in their stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Index

2.	Significant Accounting Policies (cont’d)

(c)	Comprehensive income

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

	Three Months Ended		Six Months Ended
Components of comprehensive income (loss)	June 30 2008 $	June 30 2007 $	June 30 2008 $	June 30 2007 $
Net (loss) for the period	(261,245)	(764,971)	(446,248)	(1,666,115)
Foreign currency translation adjustments	(29,336)	(52,267)	(37,537)	(72,734)
Total comprehensive (loss)	(290,581)	(817,238)	(483,785)	(1,738,849)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at June 30, 2008 and December 31, 2007.

(d)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for the three and six months ended June 30, 2008 and 2007 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each period. Potentially dilutive securities outstanding consist of 2,300,000 stock options and convertible debt for the three and six months ended June 30, 2008. There were no potentially dilutive securities outstanding for the three months and six month period ended June 30, 2007.

3.	Equipment

	June 30, 2008	December 31, 2007
Vehicles	$94,002	$85,094
Office equipment	68,421	65,731
Furniture and fixtures	23,027	20,845
	185,450	171,670
Accumulated depreciation	(47,214)	(37,127)
	$138,236	$134,543

The majority of equipment held at June 30, 2008 and December 31, 2007 is located in Brazil.

4.	Loans Payable

The Company has a loan payable of $454,280 ($500,000 Australian dollars) at June 30, 2008, that is repayable within 24 months from the date of advancement (March 26, 2010); bears interest at 10% per annum due upon repayment of the principal amount; is secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

Index

4.	Loans Payable (continued)

The Company has a loan payable of $250,000 at June 30, 2008, that bears interest at 6% per annum, is due on demand and is unsecured.

The Company has a loan payable – related party of $250,000 at June 30, 2008, that bears interest at 6% per annum, is due on demand and is unsecured.

5.	Stock Options

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

The following is a summary of stock option activity for the six months ended June 30, 2008 and the status of stock options outstanding and exercisable at June 30, 2008:

	Shares	Exercise price	Remaining Contractual Life (yrs)	Aggregate Intrinsic value
Outstanding and exercisable at December 31, 2007	2,300,000	$0.26	4.6	$-
Granted	-	-	-	-
Outstanding and exercisable at June 30, 2008	2,300,000	$0.26	4.1	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of June 30, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. Total intrinsic value of the options exercised was $nil (2007 - $nil) for the six months ended June 30, 2008. As the exercise price of all outstanding options at June 30, 2008 is in excess of the Company’s closing stock price at that date, there is no intrinsic value.

6.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the six month period ended June 30, 2008, consulting fees of $105,617 (2007 – $94,729) were incurred by the Company to directors of the Company and its subsidiary. There are no management or consulting agreements with the directors and the transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Index

6.	Related Party Transactions (continued)

b.	The advances payable - related party is due to a director of the Company’s subsidiary and is non interest bearing and due upon demand.

c.
Included in accounts payable - related parties at June 30, 2008 is $82,412 (December 31, 2007 - $28,444) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

7.	Subsequent Event

On August 1, 2008 the Company received a loan of $232,980 ($250,000 Australian dollars), that is repayable within 24 months from the date of advancement (August 1, 2010); bears interest at 10% per annum due upon repayment of the principal amount; is secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

(A)General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three and six month period ended June 30, 2008, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and six month periods ended June 30, 2008 and 2007 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2007 and the related annual MD&A included in the December 31, 2007 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B) Significant developments during the six months ended June 30, 2008 and Subsequent Events

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

In March 2008 the Company received a loan of $454,280 ($500,000 Australian dollars). The terms of the loan are as follows: the loan is repayable within 24 months from the date of advancement; bears interest at 10% per annum due upon repayment of the principal amount; secured by the Company’s São Domingos Project, the loan may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

During the three months ended June 30, 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to a 80% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer a 80% participation interest in the relevant property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode projects. The term of the first right of refusal expires on August 1, 2010.

In August 2008 the Company received a loan of $232,980 ($250,000 Australian dollars). The terms of the loan are as follows: the loan is repayable within 24 months from the date of advancement; bears interest at 10% per annum due upon repayment of the principal amount; secured by the Company’s São Domingos Project, the loan may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

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

For the six month period ended June 30, 2008, we recorded exploration expenses of $65,705 compared to $1,289,832 for the same period in 2007. The following is a breakdown of the exploration expenses by property: Brazil $63,155 (2007 - $1,287,657) and Canada, Kumealon property $2,550 (2007 - $2,175).

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
NORTH ATLANTIC OCEAN
SOUTH ATLANTIC OCEAN
SOUTH PACIFIC OCEAN
Equator
Santa Marta
Maracaibo
Caracas
Barcelona
Port-of-Spain
Barquisimeto
Valencia
Maturin
Cucuta
San Cristobal
Bucaramango
Ciudad Bolivar
VENEZUELA
Georgetown
New Amsterdam
GUYANA
Paramaribo
SURINAME
Cayenne
FRENCH GUIANA (FR.)
Oiapoque
Puerto Carreno
Santa Elena de Uairen
Bogota
COLUMBIA
Rio Orinoco
Boa Vista
Macapa
Rio Negro
Belem
Sao Luis
Parnaiba
Fortaleza
Manaus
Amazon
Santarem
Altamira
Careiro
Iquitos
Leticia
Benjamin Constant
Itaituba
Teresina
Maraba
Carajas
Natal
Rio Madeira
Araguaina
Joao Pessoa
Rio Purus
Picos
Salgueiro
Recife
Cruzeiro do Sul
Humaita
Boca do Acre
Porto Velho
Cachimbo
Juazeiro
Maceio
Rio Branco
Palmas
Assis Brasil
Guajara-Mirim
Guayaramerin
Rio Juruena
Rio Teles Pires
Rio Araguaia
Inapari
PERU
Aracaju
Barreiras
Rio Sao Francisco
Rio Xingu
Quillabamba
Salvador
Cusco
Rio Beni
Rio Mamore
BOLIVIA
Vitoria da Conquista
Ilheus
Cuiaba
Brasilia
Arequipa
Caceres
Rondonopolis
La Paz
Goiania
Matarani
Cochabamba
Santa Cruz
Ilo
Tacna
Oruro
Puerto Suarez
Corumba
Uberlandia
Arica
Sucre
Potosi
Belo Horizonte
Santa Fe do Sul
Iquique
Campo Grande
Vitoria
Panorama
Pedro Juan Caballero
Ponta Pora
PARAGUAY
Sao Paulo
Rio de Janeiro
Santos
Antofagasta
CHILE
Salta
Asuncion
Ciudad del Este
Foz do Iguacu
Curitiba
Sao Francisco do Sul
San Miguel de Tucuman
Resistencia
Florianopolis
ARGENTINA
Rio Parana
Santa Maria
Porto Alegre
Cordoba
Santa Fe
URUGUAY
Rio Grande
Mendoza
Rosario
Valparaiso
Santiago
Colonia
Buenos Aires
Montevideo
La Plata
Concepcion
Mar del Plata
Bahia Bianca

Tapajos Basin –project areas

Index

Figure 2. Brazil property maps on geology

Brazil property maps on geology (produced from the Projeto Especial Provincia Mineral Do Tapajos Carta Geologica , CRPM Servico Geologice do Brazil 2000)
N

Index

Item 2.Management’s Discussion and Analysis of Financial condition and Results of Operations

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

(D) Results of Operations

Three and Six Months Ended June 30, 2008 versus Three and Six Months Ended June 30, 2007

The Company has yet to generate any revenues or establish any history of profitable operations. For the three and six months ended June 30, 2008 we recorded a net loss of $ 261,245 (2007 net loss - $764,971) and $446,248 (2007 net loss - $1,666,115) or $(0.00) [2007 – $(0.02)] and $(0.01) [2007 - $(0.04)] per share.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the three and six months ended June 30, 2008 we recorded expenses of $259,998 (2007 - $207,156) and $380,543 (2007 - $376,283) respectively. This amount includes, professional fees - accounting $9,573 (2007 - $4,575) and $43,282 (2007 - $33,575) respectively and legal $113,787 (2007 - $60,639) and $126,775 (2007 - $71,162) respectively.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the three and six months ended June 30, 2008 we recorded exploration expenses of $1,247 (2007 - $557,815) and $65,705 (2007 - $1,289,832). The following is a breakdown of the exploration expenses by property: Brazil Cr $1,303 (2007 – 557,815) and $63,155 (2007 - $1,287,657) respectively and Canada, Kumealon property $2,550 (2007 - $0) and $2,550 (2007 - $2,175) respectively. Exploration expenditures for our Brazil properties are down in comparison with the same period in the pervious year while we evaluate the data from the 2007 work programs.

Depreciation expense – Depreciation expenses charged to operations for the three and six months ended June 30, 2008 were $3,914 (2007 - $3,080) and $7,640 (2007 - $5,581) respectively.

Index

 Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

(E) Capital Resources and Liquidity

June 30, 2008 versus December 31, 2007

At June 30, 2008, we had cash of $12,974 (December 31, 2007 - $3,909) and a working capital deficiency of $1,874,915 (December 31, 2007 - $1,387,437) respectively. Total liabilities as of June 30, 2008 were $1,912,129 as compared to $1,414,602 on December 31, 2007, an increase of $497,527.

In March 2008 the Company received a loan of $454,280 ($500,000 Australian dollars), that is repayable within 24 months from the date of advancement (March 26, 2010); bears interest at 10% per annum due upon repayment of the principal amount; is secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $236,086 from operating activities in 2008 through June 30. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2008 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

(F) Plans for Year 2008 and 209

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

(F) Plans for Year 2008 and 2009 (continued)

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

Currently the mineralized material still remains open along strike in both directions and at depth. Aurora will continue to evaluate the potential, and is confident that Molly could evolve along strike and link up with other noted targets further along strike. A geophysical survey was conducted during the third quarter of 2007 to test the strike continuity of the Molly mineralized structure.  The results demonstrated that geophysical anomalism, similar to that recognised over the known mineralisation of the Molly resource, was noted and continues further west to join up with the known mineralisation of the Cacheira area.  The results also show that this mineralisation may split into other loads of mineralisation of similar proportions to that known over the current resource.  This has the potential to increase the known resource by at least 50%.

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

Index

Item 2. Management’s Discussion and Analysis of Financial condition and Results of Operations

(F) Plans for Year 2008 and 2009 (continued)

We, in conjunction with Samba Minerals limited, intend to initiate a ground geophysics program on the Sao Joao property.  This will start at the areas of known mineralisation and covering the area along to the north east to link up with other known mineralisation.  We hope to identify buried continuations of the known mineralisation which may result in an extended strike envelope of mineralised veins that will then be the target of subsurface testing by drilling.

The Bigode project has returned significant gold assay results and is also scheduled for drilling on completion of drill testing at Sao Joao. Exploration at Bigode is scheduled to continue and will involve mapping and drill target generation for testing during the dry season later in 2008.  A series of field inspections has shown that there are several areas of mineralisation in alluvial and hard rock occurrences.  This has greatly increased the area of interest and exploration is planned to drill the areas of known mineralisation and to cover other areas with ground geophysics.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2008 and December 31, 2007, the Company did not have proven reserves.

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

Index

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of June 30, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Index

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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended June 30, 2008, we had one person on staff at our executive office and two persons at our Brazil office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iv)	There is a lack of sufficient supervision and review by our corporate management of the accounting fuctions performed at the foreign Subsidiary.
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

Index

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

Index

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

Aurora Gold Corporation
Registrant

Date: August 15, 2008	BY:	/s/ Lars Pearl
Lars Pearl
President, CEO and Director

Date: August 15, 2008	BY:	/s/ A. Cameron Richardson
A. Cameron Richardson
CFO and Director