Form 10-Q
period 2008-09-30
AURORA GOLD CORP
filed 2008-11-19
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,468,522 shares of Common Stock were outstanding as of November 14, 2008.

AURORA GOLD CORPORATION

This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 – Financial Information - Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets September 30, 2008 (unaudited) and December 31, 2007	3

	Interim Consolidated Statements of Operations (unaudited) Three and nine months Ended September 30, 2008 and 2007; and for theperiod from October 10, 1995 (Inception) to September 30, 2008	4

	Interim Consolidated Statements of Cash Flows (unaudited) Nine months Ended September 30, 2008 and 2007 and for the period from October 10, 1995 (Inception) to September 30, 2008	5

	Notes to Interim Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Conditionand Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		23

Index

PART I  Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Expressed in U.S. Dollars)	September 30	December 31
(unaudited)	2008	2007

ASSETS
Current assets
Cash	$68,628	$3,909
Prepaid expenses and other assets	28,593	23,256
Total current assets	97,221	27,165

Equipment, net	113,309	134,543
Total assets	$210,530	$161,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$707,997	$693,233
Accounts payable and accrued expenses - related party	103,026	59,928
Advances payable - related party	-	161,441
Loans payable	250,000	250,000
Loan payable - related party	250,000	250,000
Total current liabilities	1,311,023	1,414,602

Convertible notes payable	615,825	-
Accrued interest on convertible notes payable	31,115	-
Total liabilities	1,957,963	1,414,602

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2007 - 100,000,000)with par value $0.001 each
Issued and outstanding:
55,468,522 (December 31, 2007 - 55,218,522) common shares	55,468	55,218
Additional paid-in capital	11,957,182	11,932,432
Accumulated deficit during the exploration stage	(13,692,385)	(13,171,597)
Accumulated other comprehensive income (loss)	(67,698)	(68,947)
Stockholders' equity (deficiency)	(1,747,433)	(1,252,894)
Total liabilities and stockholders' equity (deficiency)	$210,530	$161,708
The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Interim Consolidated Statements of Operations	October 10	Three months	Three months	Nine months	Nine months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended	Ended	Ended
(Unaudited)	to September 30	September 30	September 30	September 30	September 30
	2008	2008	2007	2008	2007

Expenses
Administrative and general	$1,216,718	$29,766	$75,763	$102,677	$164,889
Depreciation and amortization	83,453	3,920	3,194	11,560	8,775
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest and bank charges	241,771	45,427	22,685	87,347	47,277
Foreign exchange loss (gain)	(67,924)	(69,846)	-	(67,924)	-
Professional fees - accounting and legal	1,132,223	14,286	41,402	184,343	146,139
Property search and negotiation	225,198	-	-	-	-
Salaries, management and consulting fees	1,928,534	28,493	532,842	114,586	685,089
	4,761,533	52,046	675,886	432,589	1,052,169
Exploration expenses	8,722,366	22,494	324,142	88,199	1,613,974
Write-off of mineral property costs	172,981	-	-	-	-
	13,656,880	74,540	1,000,028	520,788	2,666,143

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-	-	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement,net of expenses of $138,065	80,237	-	-	-	-
Realized (loss) on investments	(37,971)	-	-	-	-
Operating (loss) of Spun-off operations	(316,598)	-	-	-	-
	(35,505)	-	-	-	-
Net (loss) for the period	$(13,692,385)	$(74,540)	$(1,000,028)	$(520,788)	$(2,666,143)

Earnings (loss) per share
- basic and diluted		$(0.00)	$(0.02)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding
- basic and diluted		55,392,435	51,406,022	55,277,130	48,065,029

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Nine Months	Nine Months
Consolidated Statements of Cash Flows (Unaudited)	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to September 30, 2008	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net loss for the period	$(13,692,385)	$(520,788)	$(2,666,143)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	83,453	11,560	8,775
- loss on disposal of equipment	2,471	2,471	-
- stock compensation expense on stock option grants	1,174,795	-	454,295
- expenses satisfied with issuance of common stock	748,800	25,000	50,000
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- foreign exchange gain related to notes payable	(71,435)	(71,435)	-
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-
- (increase) decrease in prepaid expenses and other assets	(27,092)	(6,151)	(9,461)
- (decrease) increase in accounts payable and accrued expenses	1,276,091	107,712	(191,221)
Net cash used in operating activities	(10,229,604)	(451,631)	(2,353,755)

Cash flows from investing activities
Purchase of equipment	(187,565)	(267)	(29,170)
Proceeds on disposal of equipment	14,449	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(324,758)	(267)	(29,170)

Cash flows from financing activities
Proceeds from common stock less issuance costs	8,842,339	-	1,800,000
Loan proceeds from related party	289,000	-	-
Loan proceeds	1,469,252	687,260	750,000
Net payments on advances payable -related party	-	(161,441)	-
Net cash provided by financing activities	10,600,591	525,819	2,550,000
Effect of exchange rate changes on cash and cash equivalents	22,399	(9,202)	(73,671)
Increase in cash and cash equivalents	68,628	64,719	93,404
Cash and cash equivalents, beginning of period	-	3,909	278,091
Cash and cash equivalents, end of period	$68,628	$68,628	$371,495

The accompanying notes are an integral part of these consolidated financial statements

Index

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $451,631 from operating activities in 2008 through September 30. The Company faces all the risks common to companies in their stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.	Significant Accounting Policies

(a)	Principles of Accounting

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Aurora Gold Mineração Ltda ("Aurora Gold Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineração was incorporated on October 27, 2005. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended December 31, 2007. In the opinion of management of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

	Three Months Ended		Nine Months Ended
Components of comprehensive income (loss)	September 30 2008 $	September 30 2007 $	September 30 2008 $	September 30 2007 $
Net (loss) for the period	(74,540)	(1,000,028)	(520,788)	(2,666,143)
Foreign currency translation adjustments	38,786	(937)	1,249	(73,671)
Total comprehensive (loss)	(35,754)	(1,000,965)	(519,539)	(2,739,814)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at September 30, 2008 and December 31, 2007.

(d)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for the three and nine months ended September 30, 2008 and 2007 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each period. Potentially dilutive securities outstanding consist of 2,300,000 stock options and convertible debt for the three and nine months ended September 30, 2008 and 2007.

3.	Joint Venture with Samba Minerals Limited

In May 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to a 80% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer a 80% participation interest in the relevant property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode (since dropped) projects. The term of the first right of refusal expires on August 1, 2010. Feasibility studies have not been completed as of September 30, 2008 and thus no joint venture has been formed as of that date.

4.	Equipment

	September 30, 2008	December 31, 2007
Vehicles	$79,374	$85,094
Office equipment	60,569	65,731
Furniture and fixtures	19,444	20,845
	159,387	171,670
Accumulated depreciation	(46,078)	(37,127)
	$113,309	$134,543

The majority of equipment held at September 30, 2008 and December 31, 2007 is located in Brazil.

Index

5.	Notes and Loans Payable

The Company has two notes payable of $615,825 ($750,000 Australian dollars) at September 30, 2008, that are repayable within 24 months from the date of agreement, July 18, 2008); bear interest at 10% per annum due upon repayment of the principal amount; are secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

The Company has a loan payable of $250,000 at September 30, 2008, that bears interest at 6% per annum, is due on demand and is unsecured.

The Company has a loan payable – related party of $250,000 at September 30, 2008, that bears interest at 6% per annum, is due on demand and is unsecured.

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

The following is a summary of stock option activity for the nine months ended September 30, 2008 and the status of stock options outstanding and exercisable at September 30, 2008:

	Shares	Exercise price	Remaining Contractual Life (yrs)
Outstanding and exercisable at December 31, 2007	2,300,000	$0.26	4.6
Granted	-	-	-
Outstanding and exercisable at September 30, 2008	2,300,000	$0.26	3.85

The aggregate intrinsic value of the options outstanding represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of September 30, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. As the exercise price of all outstanding options at September 30, 2008 is in excess of the Company’s closing stock price at that date, there is no intrinsic value.

Index

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the nine month period ended September 30, 2008, consulting fees of $124,470 (2007 – $185,520) were incurred by the Company to directors of the Company and its subsidiary. There are no management or consulting agreements with the directors and the transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.	The advances payable - related party is due to a director of the Company’s subsidiary and is non interest bearing and due upon demand.

c.
Included in accounts payable and accrued expenses - related parties at September 30, 2008 is $60,281 (December 31, 2007 - $28,444) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

8.	Non-Cash Investing and Financing Activities

In July 2008 the Company issued 250,000 shares of common stock of the Company valued at $25,000 to a director of the Company’s subsidiary as consideration for arranging property acquisitions in the Tapajos Gold Province, State of Pará, Brazil.

Item 2.	Management’s Discussion and Analysis of Financial condition and Results of Operations

(A)	General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three and nine month period ended September 30, 2008, in comparison to the corresponding prior-year periods. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and nine month periods ended September 30, 2008 and 2007 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2007 and the related annual MD&A included in the December 31, 2007 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the nine months ended September 30, 2008 and Subsequent Events

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

In March 2008 the Company received a loan of $500,000 Australian dollars ($410,550 at September 30, 2008). The terms of the loan are as follows: the loan is repayable within 24 months from the date of agreement, July 18, 2008; bears interest at 10% per annum due upon repayment of the principal amount; secured by the Company’s São Domingos Project, the loan may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

In May 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to a 80% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer a 80% participation interest in the relevant property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode projects. The term of the first right of refusal expires on August 1, 2010.

In August 2008 the Company received a loan of $250,000 Australian dollars ($205,275 at September 30, 2008). The terms of the loan are as follows: the loan is repayable within 24 months from the date of the agreement, July 18, 2008; bears interest at 10% per annum due upon repayment of the principal amount; secured by the Company’s São Domingos Project, the loan may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

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

For the nine month period ended September 30, 2008, we recorded exploration expenses of $88,199 compared to $1,613,974 for the same period in 2007. The following is a breakdown of the exploration expenses by property: Brazil $85,649 (2007 - $1,611,799) and Canada, Kumealon property $2,550 (2007 - $2,175).

We initially had 10 properties under Memorandum of Understanding (“MOU”) or under option of which we currently have retained three (3) properties, São Domingos, São João and Comandante Araras in the Tapajos Gold Province, State of Pará, Brazil.

Between December 21, 2005 and May 26, 2006 we signed four MOUs covering the Piranhas, Branca de Neve, Bigode (option since relinquished) and Santa Lúcia properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. During the first quarter of 2007 we signed a MOU covering the Comandante Araras property. The MOUs provide us with a review period, ranging from two months to six months, to access the mineral potential of the properties. We have since cancelled the Piranhas, Branca de Neve and Santa Lúcia agreements.

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
0 200 400 Miles
NORTH ATLANTIC OCEAN
SOUTH ATLANTIC OCEAN
SOUTH PACIFIC OCEAN
VENEZUELA
COLUMBIA
GUYANA
SURINAME
FRENCH GUIANA (FR.)
PERU
BOLIVIA
PARAGUAY
CHILE
ARGENTINA
URUGUAY
Caracas
Port-of-Spain
Georgetown
Paramaribo
Cayenne
Bogota
La Paz
Asuncion
Santiago
Buenos Aires
Montevideo
Brasilia
Manaus
Santarem
Itaituba
Belem
Macapa
Boa Vista
Altamira
Maraba
Carajas
Cachimbo
Humaita
Porto Velho
Rio Branco
Cuiaba
Caceres
Rondonopolis
Goiania
Palmas
Sao Luis
Teresina
Fortaleza
Natal
Recife
Salvador
Rio de Janeiro
Sao Paulo
Belo Horizonte
Curitiba
Porto Alegre
Florianopolis
Campo Grande
Corumba
Amazon
Rio Negro
Rio Madeira
Rio Purus
Rio Juruena
Rio Teles Pires
Rio Xingu
Rio Araguaia
Rio Sao Francisco
Rio Parana
Equator

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

Bigode (dropped in 2008)

The 4.150 hectare Bigode property adjoins the southeast portion of the São Domingos property, and is approximately 30 km north of our Santa Isabel property.  The Company has decided to return this project back to the vendors during November of 2008.

Comandante Araras

The 2.750 hectare Comandante Araras property is located 10 km west of the São João property.

British Columbia, Canada

The 741 acre Kumealon limestone project is located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, British Columbia, Canada.

(D)	Results of Operations

Three and Nine Months Ended September 30, 2008 versus Three and Nine Months Ended September 30, 2007

The Company has yet to generate any revenues or establish any history of profitable operations. For the three and nine months ended September 30, 2008 we recorded a net loss of $ 74,540 (2007 net loss - $1,000,028) and $520,788 (2007 net loss - $2,666,143) or $(0.00) [2007 – $(0.02)] and $(0.01) [2007 - $(0.06)] per share.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the three and nine months ended September 30, 2008 we recorded expenses of $52,046 (2007 - $675,886) and $432,589 (2007 - $1,052,169) respectively. This amount includes, professional fees - accounting $4,936 (2007 - $7,053) and $48,218 (2007 - $40,628) respectively and legal $9,350 (2007 - $34,349) and $136,125 (2007 - $105,511) respectively.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the three and nine months ended September 30, 2008 we recorded exploration expenses of $22,494 (2007 - $324,142) and $88,199 (2007 - $1,613,974). The following is a breakdown of the exploration expenses by property: Brazil $22,494 (2007 – $324,142) and $85,649 (2007 - $1,611,799) respectively and Canada, Kumealon property $0 (2007 - $0) and $2,550 (2007 - $2,175) respectively. Exploration expenditures for our Brazil properties are down in comparison with the same period in the previous year while we evaluate the data from the 2007 work programs.

Depreciation expense – Depreciation expenses charged to operations for the three and nine months ended September 30, 2008 were $3,920 (2007 - $3,194) and $11,560 (2007 - $8,775) respectively.

Index

Item 2.	Management’s Discussion and Analysis of Financial condition and Results of Operations

(E)	Capital Resources and Liquidity

September 30, 2008 versus December 31, 2007

At September 30, 2008, we had cash of $68,628 (December 31, 2007 - $3,909) and a working capital deficiency of $1,213,802 (December 31, 2007 - $1,387,437) respectively. Total liabilities as of September 30, 2008 were $1,957,963 as compared to $1,414,602 on December 31, 2007, an increase of $543,361.

During the nine months ended September 30, 2008, the Company has received loans totaling $615,825 ($750,000 Australian dollars), that are repayable within 24 months from the date of the agreement, July 18, 2008; bear interest at 10% per annum due upon repayment of the principal amount; are secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $451,631 from operating activities in 2008 through September 30. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2008 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

(F)	Plans for Year 2008 and 2009

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

Together with our joint venture partner, Samba, we completed a ground geophysics program on the Sao Joao property. The program targeted areas of known mineralisation and covered the area along to the north east to link up with other known mineralisation.  Results to date show that the area has a geophysical trend continuing on from the known mineralisation.  During the geophysics program, other veins were noted and sampled and returned anomalous gold grades.  Together with Samba, we intend to evaluate the geophysics and determine various targets to test the sub surface extent of the known mineralisation, and to test the geophysical anomalies within the area.

Our focus now will be to explore other areas on the Sao Domingo property.  A recent discovery was made on the Atatcadau area and has been called Colibri.  Here artisanal miners uncovered an area of stock work mineralisation which was subsequently sampled and returned some high grade assays.  We intend to cut lines across the strike of Colibri area to test the width extent near surface.  We will then test the strike extent with geophysics in a similar manner as that conducted on the Sao Joao property. We have decided not to pursue the Bigode project and have returned this back to the vendors.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2008 and December 31, 2007, the Company did not have proven reserves.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of September 30, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Index

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended September 30, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently only have one independent director on our board, which is comprised of two directors, and on our audit committee, which is comprised of two directors. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended September 30, 2008, we had one person on staff at our executive office and two persons at our Brazil office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

•	In addition, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

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

In July 2008 the Company issued 250,000 shares of common stock of the Company valued at $25,000 to a director of the Company’s subsidiary as consideration for arranging property acquisitions in the Tapajos Gold Province, State of Pará, Brazil.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting on September 15, 2008. At the meeting one shareholder holding 24,000 shares was present in person and 21,911,273 shares were represented by proxy.

The holders of the majority of the shares voting at the meeting voted for:

1.	The election of Michael Montgomery and Lars Pearl as the directors of the Company;
2.	The appointment of Peterson Sullivan PLLC, as the independent registered public accounting firm for the Company;
3.	A majority of the disinterested shareholders voting at the meeting voted for the amendment to the Company’s 2007 Incentive Stock Option Plan.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

Index

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

Index

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

Aurora Gold Corporation
Registrant

Date:	November 14, 2008	BY:	/s/ Lars Pearl
Lars Pearl
President, CEO, CFO and Director

Date:	November 14, 2008	BY:	/s/ Michael Montgomery
Michael Montgomery
Director