Form 10-K
period 2008-12-31
AURORA GOLD CORP
filed 2010-01-21
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number	0-24393

AURORA GOLD CORPORATION
(Exact Name of registrant as specified in its charter)

Delaware	13-3945947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Baarerstrasse 10, 1st Floor, Zug, Switzerland	6300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code       (+41) 7887-96966

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.001 per share	Pink Sheets
Title of each class	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ❒	Accelerated Filer: ❒
Non-accelerated filer: ❒ (Do not check if a smaller reporting company)	Smaller reporting company: ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$4,817,969 as of June 30, 2008

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,491,855 shares of Common Stock were outstanding as of January 21, 2010.

PART I
BUSINESS

This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. “Description of Business,” Item 2. “Description of Properties,” Item 7. “Management’s Discussion and Analysis or Plan of Operation,” Item 8. “Financial Statements” and Item. 13 “Certain Relationships and Related Transactions and Director Independence”.

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

Item 1.	Description of Business

Business Development

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

We currently have interest in four (4) properties none of which contain any reserves. Please refer to “Description of Properties.” We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities.

We have not been involved in any bankruptcy, receivership or similar proceedings.

Our Principal Products and Their Markets

We are a junior mineral exploration company. Our strategy is to concentrate our investigations into: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities.

We are currently concentrating our property exploration activities in Brazil and Canada. We are also examining data relating to the potential acquisition of other exploration properties in the USA, Latin America and South America.

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A Risk Factors”

Significant Developments in fiscal 2008 and Subsequent Events

For the year ended December 31, 2008 we recorded exploration expenses of $77,273 compared to $2,033,875 in fiscal 2007. The following is a breakdown of the exploration expenses by property: Brazil $74,723 (2007 - $2,031,700) and Canada, Kumealon property $2,550 (2007 - $2,175).

We initially had 10 properties under Memorandum of Understanding (“MOU”) or under option of which we currently have retained three (3) properties, São Domingos, São João and Comandante Araras in the Tapajos Gold Province, State of Pará, Brazil.

Between December 21, 2005 and May 26, 2006 we signed four MOUs covering the Piranhas (option since relinquished)  , Branca de Neve (agreement cancelled), Bigode (option since relinquished) and Santa Lúcia (agreement cancelled) properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. During the first quarter of 2007 we signed a MOU covering the Comandante Araras property. The MOUs provide us with a review period, ranging from two months to six months, to access the mineral potential of the properties.

Between January 1, 2006 and March 31, 2006 the Company signed five option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, São Domingos and São João mineral exploration licenses located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. The Company relinquished its options on the Novo Porto and Ouro Mil properties in 2006 and the Santa Isabel property in 2007.

Access to all of the property areas in which we have an interest is by airstrips, rivers in season and the Trans Garimpeiro Highway.  Regional infrastructure to the property areas is serviced from our offices in the city of Itaituba and the field office located at the Sao Domingos property.

São Domingos

The São Domingos property covers an area of 6.100 hectares and is located approximately 250km south of the regional centre of Itaituba and approximately 40 km north of our previous Santa Isabel property.

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

Piranhas – option since relinquished

The Piranhas property adjoins the South western boundary of our Branca de Neve property and covers an area of approximately 9.341 hectares.

The Company has decided not to follow up our preliminary exploration program on the Piranhas property and have decided not to exercise our option to acquire the property.

Bigode - option since relinquished

The 4.150 hectare Bigode property adjoins the southeast portion of the São Domingos property, and is approximately 30 km north of our Santa Isabel property.  The Company has decided not to follow up our preliminary exploration program on the Bigode property and have decided not to exercise our option to acquire the property.

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

Subsequent Events

In September 2009, convertible notes payable and related accrued interest aggregating US $739,151.69 (AUD $850,479.45) were settled through the issuance of 5,000,000 shares of common stock of the Company.

During the month of September 2009, the Company raised $300,000 through a private placement of 3,000,000 shares at a price of $0.10 per share. The shares have not yet been issued. The Company’s agent will be paid a commission of 420,000 shares of common stock of the Company. Proceeds from the private placement will be used for general working capital.

In November 2009, the Company signed a letter agreement with Global Minerals Limited to acquire an initial 70% interest in the Front Range Gold Project located in Boulder County, Colorado. The Company paid $100,000 on signing the letter agreement. A further $400,000 is due on signing of the formal agreement on or before February 28, 2010.

Distribution Methods of Our Products and Services

We are a mineral exploration company and are not in the business of distributing any products or services.

Status of Any Publicly Announced New Product or Service

We have no plans for new products or services that we do not already offer.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Vast areas of Brazil have been explored and in some cases staked through mineral exploration programs.  Vast areas also remain unexplored.  The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest.  Additionally, in many more prospective areas, extensive literature is readily available with respect to previous exploration activities.  These facts make it possible for a junior mineral exploration company such as ours to be very competitive with other similar companies. In effect, we are also competitive with senior companies who are doing grass roots exploration. In the event our exploration activities uncover prospective mineral showings, we anticipate being able to attract the interest of better financed industry partners to assist on a joint venture basis in more extensive exploration. We are at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on claims which we hold or may hold in the future.  If we are unable to raise capital to pay for extensive claim exploration, we will be required to enter into joint ventures with industry partners which will result in our interest in our claims being substantially diluted.  Currently, we do not have sufficient funds for further exploration.

As long as management of our company remains committed to building a portfolio of mineral exploration properties principally through their own efforts, we will be able to continue operating on modest cash reserves for an extended period of time. We are one small company in a large competitive industry with many other junior exploration companies who are evaluating and re-evaluating prospective mineral properties in Brazil.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

As a mineral exploration company, we do not require sources of raw materials and do not have principal suppliers in the way which applies to manufacturing companies.  Our raw materials are, in effect, mineral exploration properties which we may stake or acquire from third parties. Our management team seeks to assemble a portfolio of quality mineral exploration properties in Brazil.  Initially, we will operate in the field with our president, Technical director and various consultants on an as needed basis.  This will enable us to assemble a portfolio of properties through grass roots exploration and staking.  We will also acquire new properties through option agreements where new properties can be acquired on favorable terms.

Dependence on One or a Few Major Customers

We are in the business of mining exploration.  We are not selling any product or service and therefore have no dependence on one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

Our Company does not own any patents or trademarks.  We are not party to any labor agreements or contracts.  Licenses, franchises, concessions and royalty agreements are not part of our business.

Need for any government approval of principal products or services

As a mineral exploration company, we are not in a business which requires extensive government approvals for principal products or services.  The Department National Production Minerals (DNPM) of Brazil outlines and governs the work that can be done on mining claims in Brazil.

In the event mining claims which we acquire in the future prove to host viable ore bodies, we would likely sell or lease the deposit to a company whose business is the extraction and treatment of ore.  This company would undertake the sale of metals or concentrates and pay us a net smelter royalty as specified in a future lease agreement.  All responsibility for government approvals pertaining to mining methods, environmental impacts and reclamation would be the responsibility of this contractor.  All costs to obtain the necessary government approvals would be factored into technical and viability studies in advance of a decision being made to proceed with development of an ore body.

The mining industry in Brazil is highly regulated.  Our president and Technical director have extensive industry experience and are familiar with government regulations respecting the initial acquisition and early exploration of mining claims in Brazil.  The Company is required under law to meet government standards relating to the protection of land and waterways, safe work practices and road construction.  We are unaware of any proposed or probable government regulations which would have a negative impact on the mining industry in Brazil.  We propose to adhere strictly to the regulatory framework which governs mining operations in Brazil.

Effect of existing or probable governmental regulations on our business.

Management is unaware of any existing or probable government regulations which would have a positive or negative impact on our company's business.

Costs and effects of compliance with environmental laws (federal, state and local)

At the present time, our costs of compliance with environmental laws are minimal.  In the event that claims which we may acquire in the future host a viable ore body, the costs and affects of compliance with environmental laws will be incorporated in the exploration plan for these claims.  These exploration plans will be prepared by qualified mining engineers.

Number of total employees and number of full time employees

As of January 19, 2009 there were three part time employees.

Item 1A.	Risk Factors

We are an exploration stage company and have incurred substantial losses since inception.

We have never earned any revenues. In addition, we have incurred net losses of $13,691,702 for the period from our inception (October 10, 1995) through December 31, 2008 and, based upon our current plan of operation, we expect that we will incur losses for the foreseeable future.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended December 31, 2008 and 2007 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We currently have an interest or the right to earn an interest in four properties, none of which have any reserves. Based on our exploration activities through the date of this Form 10-K, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts.  If we do not establish reserves we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline and you may lose all or a portion of your investment.

We have only completed the initial stages of exploration of our properties, and thus have no way to evaluate whether we will be able to operate our business successfully. To date, we have been involved primarily in organizational activities, acquiring interests in properties and in conducting preliminary exploration of properties. We have not earned any revenues and have not achieved profitability as of the date of this Form 10-K.

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

Mr. Montgomery, who serves as a director, may also be a director of other companies (including mineralized material exploration companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.  It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favourable terms on certain projects than we might have obtained if our directors were not also directors of other participating mineral mineralized materials companies.  In an effort to balance their conflicting interests, our directors may approve terms equally favourable to all of their companies as opposed to negotiating terms more favourable to us but adverse to their other companies.  Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit.

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

There is only a limited trading market for our common stock on the Pink Sheets. This may make it more difficult for you to sell your stock if you so desire.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Description of Properties

Office Premises

We conduct our activities from our principal and technical office located at Baarerstrasse 10, 1st Floor, Zug, 6300, Switzerland. These offices are provided to us on a month to month basis. We believe that these offices are adequate for our purposes.  We do not own any real property or significant assets. Management believes that this space will meet our needs for the next 12 months.

Mining Properties

Our properties are in the preliminary exploration stage and do not contain any known bodies of ore.

We conduct exploration activities from our principal and technical office located at Baarerstrasse 10, 1st Floor, Zug, 6300, Switzerland. The telephone number is (+41) 7887-96966.  We believe that these offices are adequate for our purposes and operations.

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

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A. Risk Factors.”

We currently have an interest in three (3) projects located in Tapajos gold province in Para State, Brazil and one property located in British Columbia, Canada.  We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

Figure 1.	Brazil, South America

Santa Marta
Maracaibo
Caracas
Barcelona
Port-of-Spain
Barquisimeto
Valencia
Maturin
Cucuta
San Cristobal
Ciudad Bolivar
VENEZUELA
Bucaramango
Georgetown
New Amsterdam
GUYANA
Paramaribo
Cayenne
Puerto Carreno
Santa Elena de Uairen
SURINAME
FRENCH GUIANA (FR.)
Oiapoque
Bogota
COLUMBIA
Rio Orinoco
Boa Vista
NORTH ATLANTIC OCEAN
Macapa
Equator
Rio Negro
Belem
Amazon
Manaus
Santarem
Altamira
Sao Luis
Parnaiba
Iquitos
Leticia
Careiro
Itaituba
Fortaleza
Benjamin Constant
Rio Madeira
Maraba
Carajas
Teresina
Natal
Rio Purus
Araguaina
Picos
Joao Pessoa
Cruzeiro do Sul
Humaita
Salgueiro
Recife
Boca do Acre
Porto Velho
Cachimbo
Juazeiro
Rio Branco
Guajara-Mirim
Palmas
Maceio
Assis Brasil
Guayaramerin
Rio Juruena
Rio Teles Pires
Rio Araguaia
Aracaju
PERU
Inapari
Rio Xingu
Barreiras
Rio Sao Francisco
Quillabamba
Cusco
Rio Beni
Rio Mamore
BOLIVIA
Salvador
Vitoria da Conquista
Ilheus
Cuiaba
Brasilia
Arequipa
La Paz
Caceres
Rondonopolis
Matarani
Cochabamba
Goiania
Ilo
Tacna
Oruro
Santa Cruz
Arica
Puerto Suarez
Corumba
Uberlandia
Sucre
Potosi
Iquique
Campo Grande
Santa Fe do Sul
Belo Horizonte
Vitoria
Panorama
Pedro Juan Caballero
Ponta Pora
PARAGUAY
Sao Paulo
Rio de Janeiro
Antofagasta
Santos
SOUTH ATLANTIC OCEAN
CHILE
Salta
Asuncion
Ciudad del Este
Foz do Iguacu
Curitiba
SOUTH PACIFIC OCEAN
Sao Francisco do Sul
San Miguel de Tucuman
Resistencia
Florianopolis
ARGENTINA
Rio Parana
Santa Maria
Porto Alegre
Cordoba
Santa Fe
URUGUAY
Rio Grande
Rosario
Valparaiso
Mendoza
Colonia
Santiago
Buenos Aires
Montevideo
La Plata
Concepcion
Mar del Plata
Bahia Bianca
Brazil
International Boundary
District Boundary
Road
River
National Capital
District Capital
Major City
0 200 400 KM
0 200 400 Miles

Tapajos Basin –project areas

Figure 2.	Brazil property maps on geology

Brazil property maps on geology (produced from the ***Projeto Especial Provincia Mineral Do Tapajos Carta Geologica , CRPM Servico Geologice do Brazil 2000***)

Malochina Intrusive

Parauari intrusive – Granodiorite

Parauari intrusive – Monzo

Creporizao intrusive

Saaistiano Formation - riolites

Aruri formation - ignimbrites

Recent alluvials

N
40km

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

Tenure

The project covers an area of 9.341 hectares and was granted in 1993 and 1996 as exploration license number 855.892/1996 to 856.289/1996 (Block 1) and 853.597 to 853.638/1993 (Block 2) by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in April 2010.

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

April 28, 2006	– R$35,0001 (paid) (approximately USD $14,945 at 12/31/2008)
October 25, 2006	– R$35,000 (paid) (approximately USD $14,945 at 12/31/2008)
April 25, 2007	– R$35,000 (approximately USD $14,945 at 12/31/2008) (paid R$5,000 which is approximately USD $2,135 at 12/31/2008 and cancelled option agreement);
October 25, 2007	– R$35,000 (approximately USD $14,945 at 12/31/2008);
April 25, 2008	– R$35,000 (approximately USD $14,945 at 12/31/2008);
October 25, 2008	– R$35,000 (approximately USD $14,945 at 12/31/2008);
April 25, 2009	– R$35,000 (approximately USD $14,945 at 12/31/2008);
April 25, 2009	– R$500,000 (approximately USD $213,500 at 12/31/2008)
Total of R$745,000 (approximately USD $318,115 at 12/31/2008)

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

Bigode – agreement cancelled

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

Memorandum of Understanding

The Bigode MOU provided us with a 180 day review period to access the gold potential of the property. We are no longer negotiating with the property vendor to enter into an option agreement. If we decided to proceed with acquiring a 100 percent interest in the title to the mineral rights then we would have given notice to the vendors of our intention to acquire title to the mineral rights at least five days prior to the expiration of the aforementioned period. We would then have entered into an option agreement with the property vendors for the assignment and transfer of the mineral rights.

1	“Reals” is the Brazilian currency. On December 31, 2008 the exchange rate was 1 Real equaled 0.427 US dollar.

Option Agreement

The terms of the Bigode option agreement, as specified in the MOU, allowed us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Bigode property mineral rights via structured cash payments.

The total option agreement payments for the license were structured as follows:

October 30, 2006	– USD $60,000 (paid);
October 30, 2007	– USD $40,000 (paid);
October 31, 2007	– USD $13,118 (paid);
January 30, 2008	– USD $40,000 (paid and cancelled option agreement);
October 30, 2008	– USD $90,000;
October 30, 2009	– USD $100,000;
October 30, 2010	– USD $1,000,000
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

Novo Porto – agreement cancelled

Location and access

The Nova Porto property is located in the north eastern area of the Southern Tapajos Gold Province.  Access to the property area is by light aircraft direct to the property or by river via tributaries of the Tapajos River.  Further access is available on unsealed seasonal roads.

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

Ouro Mil – agreement cancelled

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

Santa Isabel – agreement cancelled

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

The total option agreement payments for the license were structured as follows:

February 7, 2006	– USD $25,000 (paid);
July 21, 2006	– USD $60,000 (paid, Option agreement cancelled)
July 21, 2007	– USD $80,000;
July 21, 2008	– USD $100,000;
July 21, 2009	– USD $1,500,000
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

Tenure

The project covers an area of 6.100 hectares and was granted in 1995 as exploration license number 859.587/1995 and 850.990/1995 to 851.019/1995 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, and expires in 2012.  These licenses were restructured by adding further applications and reductions of some areas under option.  Currently the Company has tenure over Processo Nos 850.782/2005, 850.119/2006, 850.684/2006, 859.1995/1995.  For ease of reference please see the map below.

Option Agreement

The São Domingos option agreement allowed us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São Domingos property mineral rights via structured cash payments.  The Company has since returned the portions of the license under the option agreement and now has 4 license agreements free from further option payments.

 The total option agreement payments for the license are structured as follows:

February 7, 2006	– USD $40,500 (paid);
July 30, 2006	– USD $67,500 (paid);
July 30, 2007	– USD $112,500 (to be paid on transference of license to us);
July 30, 2008	– USD $139,500; (to be paid on transference of license to us);
December 30, 2008	– USD $675,000: (to be paid on transference of license to us);
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

São João – Samba Minerals farm in agreement

In May 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the São João project by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, the Company will immediately transfer an 80% participation interest in the property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing the Company 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to the Company all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João project. A feasibility study has not been completed as of December 31, 2008 and thus no joint venture has been formed as of that date.

Location and access

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

The total option agreement payments for the license are structured as follows:

April 12, 2006	– USD $20,000 (paid);
September 12, 2006	– USD $25,000 (paid);
September 12, 2007	– USD $60,000 (paid);
September 12, 2008	– USD $80,000; (paid by Samba Minerals as part of farm in agreement)
September 12, 2009	– USD $1,250,000
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

Comandante Araras - Samba Minerals farm in agreement

In May 2008 the Company signed an agreement with Samba, which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Commandante Araras projects by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, the Company will immediately transfer an 80% participation interest to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing the Company 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to the Company all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Commandante Araras project. A feasibility study has not been completed as of December 31, 2008 and thus no joint venture has been formed as of that date.

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

The total agreement payments for the license are structured as follows:

Option payments
November 1, 2006	– R$ 20,000 (paid) (approximately USD $8,540 at 12/31/2008);
November 15, 2006	– R$ 40,000 (paid) (approximately USD $17,080at 12/31/2008);
December 15, 2006	– R$ 40,000 (paid) (approximately USD $17,080 at 12/31/2008);
May 18, 2007	– R$ 15,000 (paid) (approximately USD $6,405 at 12/31/2008);
May 29, 2007	– R$ 50,000 (paid) (approximately USD $21,350 at 12/31/2008);
July 15, 2008	– USD $60,000 (paid by Samba Minerals as part of farm in agreement)
July 15, 2009	– USD $70,000
July 15, 2010	– USD $500,000
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

We have conducted only preliminary exploration activities on these properties. None of the foregoing properties contain any known reserves.

Item 3.	Legal Proceedings

The Company is not involved in any legal proceedings at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the Pink Sheets. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the NASD OTC Bulletin Board for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
2010 – High	$0.55	(1)
2010 – Low	$0.40	(1)
2009 – High	$0.50		$0.33	$0.50	$0.70
2009 – Low	$0.16		$0.17	$0.06	$0.26
2008 – High	$0.51		$0.26	$0.12	$0.50
2008 – Low	$0.21		$0.05	$0.04	$0.04
2007 – High	$0.75		$0.61	$0.50	$0.40
2007 – Low	$0.54		$0.26	$0.26	$0.23
2006 – High	$2.10		$2.00	$1.20	$1.09
2006 – Low	$0.69		$0.77	$0.46	$0.60
2005 – High	$0.23		$0.12	$0.83	$0.73
2005 – Low	$0.09		$0.06	$0.06	$0.47

Our stock is also quoted on the Frankfurt Exchange under the symbols “A4G.FSE,” and “A4G.ETR” and on the Berlin-Bremen Exchange under the symbol “A4G.BER”.

(1) The high and low bid prices for our Common Stock for the First Quarter of 2010 were for the period January 1, 2010 to January 20, 2010.

As of January 20, 2010, there were 709 holders of record of the Common Stock.

No cash dividends were paid in 2008 or 2007. No cash dividends have been paid subsequent to December 31, 2008. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and our cash requirements.

We do not have securities authorized for issuance under an equity compensation plan.

No securities were issued without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2008.

We did not effect any repurchases of our securities during the fourth quarter of Fiscal 2008.

Item 6.	Selected Financial Data

The Company has not generated any operating revenues to date. Since incorporation it has been inactive as far as mining activities are concerned.  The Company’s plans, funding requirements, sources and alternatives relating thereto are presented and discussed in “Item 7 - "Management’s Discussion and analysis of Financial Condition and Results of Operations".

The following table sets forth, for the periods and the dates indicated selected financial data for the Company.  This information should be read in conjunction with the Company's Audited Consolidated Financial Statements and Notes thereto for the period ended December 31, 2008 and “Item 7 - "Management’s Discussion and analysis of Financial Condition and Results of Operations” included elsewhere herein.

The selected financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.  To date the Company has not paid any dividends on the Common Shares and it does not expect to pay dividends in the foreseeable future.
The Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in United States ("US GAAP").

FIVE YEAR COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA (expressed in U.S. dollars unless otherwise indicated)
Period Type	12 Months	12 Months	12 Months	12 Months	12 Months
Fiscal Year End	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Current Assets	$47,066	$27,165	$320,670	$197,640	$1,475
Total Assets	136,039	161,708	423,471	198,319	5,412
Current Liabilities	1,139,066	1,414,602	1,155,673	32,588	190,296
Long term Liabilities	552,513	-	-	-	-
Common Stock	12,168,850	11,987,650	9,183,355	4,618,355	3,805,855
Other Equity	(13,724,390)	(13,240,544)	(9,915,557)	(4,452,624)	(3,990,739)
Total Liabilities and Equity	136,039	161,708	423,471	198,319	5,412
Other Expenses	520,105	3,259,732	5,463,855	457,271	223,763
Income (Loss) Pre-tax	(520,105)	(3,259,732)	(5,463,855)	(457,271)	(223,763)
Net Income (Loss)	(520,105)	(3,259,732)	(5,463,855)	(457,271)	(223,763)
EPS Basic	(0.01)	(0.07)	(0.13)	(0.02)	(0.01)
EPS Diluted	(0.01)	(0.07)	(0.13)	(0.02)	(0.01)
Common Shares Issued and Outstanding	58,071,855	55,218,522	45,468,522	36,218,522	19,534,431

Item 7.	Management’s Discussion and analysis of Financial Condition and results of Operations

(A)	General

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

We had no revenues during fiscal 2008 and 2007. Funds raised in fiscal 2008 and 2007 were used for exploration of our properties and general administration.

(B)	Results of Operations

Year Ended December 31, 2008 (Fiscal 2008) versus Year Ended December 31, 2007 (Fiscal 2007)

For the year ended December 31, 2008 we recorded a loss of $520,105 or $0.01 per share, compared to a loss of $3,259,732 or $0.07 per share in 2007.

General and administrative expenses – For the year ended December 31, 2008 we recorded general and administrative expenses of $442,832 (fiscal 2007 - $1,225,857). The fiscal 2008 amount includes professional fees - accounting $56,898 (fiscal 2007 - $53,509) and legal $79,540 (fiscal 2007 - $180,253). Recent developments in capital markets have restricted access to debt and equity financing for the Company. As a result, the Company reduced its 2009 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the year ended December 31, 2008 we recorded exploration expenses of $77,273 compared to $2,033,875 in fiscal 2007. The following is a breakdown of the exploration expenses by property: Brazil $74,723 (2007 - $2,031,700) and Canada, Kumealon property $2,550 (2007 - $2,175). Recent developments in capital markets have restricted access to debt and equity financing for the Company. As a result, the Company reduced its 2009 exploration spending requirements in light of the current and anticipated, global economic environment.

Depreciation expense – For the year ended December 31, 2008 we recorded depreciation expense of $14,426 compared to $12,326 in fiscal 2007.

(C)	Capital Resources and Liquidity

December 31, 2008 versus December 31, 2007:

Recent developments in capital markets have restricted access to debt and equity financing for many companies. The Company's exploration properties are in the exploration stage, have not commenced commercial production and consequently the Company has no history of earnings or cash flow from its operations. As a result, the Company is reviewing its 2009/2010 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

The Company currently finances its activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to the Company at the times and in the amounts required to fund the Company’s activities. There are many conditions beyond the Company’s control which have a direct bearing on the level of investor interest in the purchase of Company securities. The Company may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, however, there is no assurance that any such activity will generate funds that will be available for operations. Debt financing has not been used to fund the Company’s property acquisitions and exploration activities and the Company has no current plans to use debt financing. The Company does not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. The Company has no agreements or understandings with any person as to additional financing.

At December 31, 2008, we had cash of $16,511 (2007 - $3,909) and a working capital deficiency of $1,092,000 (2007 working capital deficiency - $1,387,437). Total liabilities as of December 31, 2008 were $1,691,579 as compared to $1,414,602 on December 31, 2007, an increase of $276,977.  In September 2009 we raised $300,000 through a private placement of 3,000,000 shares at a price of $0.10 per share to offshore investors, all of whom are non-affiliated pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. The shares have not yet been issued. The Company’s agent will be paid a commission of 420,000 shares of common stock of the Company. In September 2009, convertible notes payable and related accrued interest aggregating US $739,151.69 (AUD $850,479.45) were settled through the issuance of 5,000,000 shares of common stock of the Company. The shares were issued to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).In March 2007 we completed a private placement to a non-affiliated offshore investor of 500,000 common shares of the common stock of the Company for net proceeds of $250,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. In December 2008, 2,603,333 shares of the common stock of the Company were issued to settle debts of $156,200. The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).Of the 2,603,333 common shares issued, 1,488,533 common shares were issued to a director in payment of his services valued at $75,108 and expenses valued at $14,204. In July 2008, the Company issued 250,000 shares of common stock of the Company valued at $25,000 to a director of the Company’s subsidiary as consideration for arranging property acquisitions in the Tapajos Gold Province, State of Pará, Brazil. The shares were issued to an individual who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).In July 2007, 2,000,000 common shares were issued to settle loans of $500,000. The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).In August 2007, the Company issued 250,000 common shares at $0.20 per share in payment of services performed by an individual valued at $50,000. In July 2007, 3,000,000 common shares were issued for cash proceeds of $750,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). In September 2007 the Company completed a private placement to non-affiliated offshore investors of 4,000,000 common shares for net cash proceeds of $800,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $649,028 from operating activities in 2008. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2010 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities:      The Company used cash of $649,028 (used cash in 2007 - $2,998,924) through the year ended December 31, 2008 and 2007. The following is a breakdown of cash used for operating activities: Depreciation and amortization of $14,426 (2007 - $12,326), stock compensation expense on stock option grants $0 (2007 - $454,295), expenses satisfied with issuance of common stock $25,000 (2007 - $50,000), foreign exchange loss related to notes payable $169,235 (2007 - $0). Changes in prepaid expenses and other assets resulted in an increase of $19,190 compared to a decrease of $21,638 in 2007. There was an increase in accounts payable and accrued expenses of $20,032 compared to a decrease of $277,451 in 2007.

Investing Activities:      During the year ended December 31, 2008 investing activities consisted of expenditures on the purchase of assets of $250 (2007 - $21,992) and proceeds from the disposal of assets of $2,312 (2007 - $0).

Financing Activities:      The Company intends to finance its activities by raising capital through the equity markets. In fiscal 2008 the Company received proceeds from two notes payable of $687,260 ($750,000 Australian dollars). At December 31, 2008 the value of the notes payable was $518,025 ($750,000 Australian dollars). The notes payable are repayable within 24 months from the date of agreement, July 18, 2008; bear interest at 10% per annum due upon repayment of the principal amount; are secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share. During fiscal 2008 the Company repaid advances from a related party of $161,441. In fiscal 2007 the Company issued 7,500,000 shares for net cash of $1,800,000, issued 250,000 shares to pay for services rendered of $50,000 and issued 2,000,000 shares to settle a loans payable of $500,000. The carrying value of the indebtedness settled approximated the fair market value of the common shares issued. Additionally during fiscal 2007 the Company received advances from a related party of $161,441.

Dividends

The Company has neither declared nor paid any dividends on its Common stock. The Company intends to retain it’s earnings to finance growth and expand its operations and does not anticipate paying any dividends on its Common shares in the foreseeable future.

Asset-Backed Commercial Paper

The Company has no asset-backed commercial paper.

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

The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances payable – related party, loans payable and loan payable - related party approximate their fair value because of the short-term nature of these instruments. The carrying value of the convertible notes payable approximate their fair value because interest rates of long-term convertible notes payable approximate market interest rates. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Brazil) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

Share Capital

At January 18, 2010, the Company had:

◦	Authorized share capital of 100,000,000 common shares with par value of $0.001 each.

◦
66,071,855 common shares were issued and outstanding as at January 18, 2010 (December 31, 2008 – 58,071,855). If the holders were to acquire all 2,300,000 shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $598,000.

◦
The two notes payable of $518,025 ($750,000 Australian dollars) at December 31, 2008, if converted, would be convertible into 1,726,750 fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

◦	2,300,000 stock options outstanding under the Company’s incentive stock option plan. The stock options are exercisable at of $0.26 per share, with expiry date of August 6, 2012.

OUTLOOK

General Economic Conditions

Current problems in credit markets and deteriorating global economic conditions have lead to a significant weakening of exchange traded commodity prices in recent months, including precious and base metal prices. Volatility in these markets has also been unusually high. It is difficult in these conditions to forecast metal prices and demand trends for products that we would produce if we had current mining operations. Credit market conditions have also increased the cost of obtaining capital and limited the availability of funds. Accordingly, management is reviewing the effects of the current conditions on our business.

It is anticipated that for the foreseeable future, the Company will rely on the equity markets to meet its financing need. The Company will also consider entering into joint venture arrangements to advance its projects.

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, the Company may curtail a portion of its capital and exploration expenditures during 2009/2010.

We are currently concentrating our exploration activities in Brazil and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

Off-Balance Sheet Arrangements

During the year ended December 31, 2008, the Company was not a party to any off-balance-sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the results of operations, financial condition, revenues or expenses, liquidity, capital expenditures or capital resources of the Company.

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Plans for Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

We will concentrate our exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Brazil, Canada, the USA and other South American countries. Additional employees will be hired on a consulting basis as required by the exploration properties.

Our exploration work program in 2009 and 2010 on the Brazilian Tapajos properties will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

We have set up a field operations centre at the São Domingos property and intend to continue to focus our exploration activities on anomalies associated with the São Domingos Property.  We selected the São Domingos property based on its proximity to our other properties, and the logistics currently in place.  Access to São Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

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

Exploration during late 2008 in the Atacadau area of the Sao Domingos project revealed a new discovery of mineralised material which was named Colibri.  During 2009 and 2010 the Company intends to follow up the occurrence with further trenching and sampling and mapping to ascertain if the occurrence has the potential to be of commercial size and grade.

Exploration on the Sao Joao, and the adjoining Comandante Araras properties during early 2007 included trenching and mapping.  Sample results of a trench on the main vein resulted in 80m at 30.94 g/t gold. Recent sampling and mapping has shown this vein system to be extensive and a series of other veins have been located and sampled.  A geophysics campaign is planned for Sao Joao over the anomalous trench results.  The plans are to determine the geophysical signature of the known mineralised material and then to broaden the geophysical survey in an effort to locate areas exhibiting the same responses.  Any areas demonstrating similar geophysical readings will then be the focus of further trenching and/or drill testing to test strike and depth continuity.

The Bigode project has returned significant gold assay results and was also scheduled for drilling on completion of drill testing at Sao Joao. After further investigation the company decided that mineralisation was not well enough established and decided to relinquish the option on the Bigode project.

During 2009 and 2010 the Company also intends to review several projects that have been presented to the Company.  The projects offered for review are located within the Tapajos region and could be managed form the Sao Domingo base.

We are not planning to do any exploration work on the British Columbia Kumealon limestone property in 2009.

We are currently seeking new sources of financing in order to continue our mineral exploration activities.

(D)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 to our December 31, 2008 consolidated financial statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 10 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2008 and 2007, the Company did not have proven reserves.

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

During the fiscal year 2008, consulting fees of $134,558 (2007 – $236,651) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

The Company had advances payable to a related party at December 31, 2007 due to a director of the Company’s subsidiary and was non interest bearing and due upon demand. These advances were repaid in 2008.

The Company had accounts payable to related parties at December 31, 2007 of $28,444 payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

The Company had a loan payable to a related party of $250,000 at December 31, 2007, that bears interest at 6% per annum, is due on demand and is unsecured. The entity to which the loan is payable is no longer a related party at December 31, 2008, and thus the loan is included in loans payable on the consolidated balance sheet at December 31, 2008.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

Our audited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated December 9, 2009

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations from October 10, 1995 (commencement of operations) to December 31, 2008 and for the years ended December 31, 2008 and 2007

Statements of Stockholders’ Equity (Deficit) for period from October 10, 1995(commencement of operations) to December 31, 2008

Consolidated Statements of Cash Flows for period from October 10, 1995(commencement of operations) to December 31, 2008 and for the years ended December 31, 2008 and 2007

Notes to the Consolidated Financial Statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

December 31, 2008 and 2007

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CERTIFIED PUBLIC ACCOUNTANTS	TEL 206.382.7777 • FAX 206.382.7700
601 UNION STREET. SUITE 2300	www.pscpa.com
SEATTLE, WASHINGTON 98101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aurora Gold Corporation

We have audited the accompanying consolidated balance sheets of Aurora Gold Corporation (an exploration stage company) and Subsidiary ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Gold Corporation (an exploration stage company) and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception, has not been able to generate any operating revenues to date, and used cash from operations of $649,028 in 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

December 9, 2009
Seattle, Washington

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2008 and 2007
(Expressed in U.S. Dollars)	December 31	December 31
	2008	2007
ASSETS
Current assets
Cash	$16,511	$3,909
Prepaid expenses and other assets	30,555	23,256
Total current assets	47,066	27,165

Equipment, net	88,973	134,543
Total assets	$136,039	$161,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$639,066	$693,233
Accounts payable and accrued expenses - related party	-	59,928
Advances payable - related party	-	161,441
Loans payable	500,000	250,000
Loan payable - related party	-	250,000
Total current liabilities	1,139,066	1,414,602
Convertible notes payable	518,025	-
Accrued interest on convertible notes payable	34,488	-
Total liabilities	1,691,579	1,414,602

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2007 - 100,000,000) with par value $0.001 each
Issued and outstanding:
58,071,855 (December 31, 2007 - 55,218,522) common shares	58,071	55,218
Additional paid-in capital	12,110,779	11,932,432
Accumulated deficit during the exploration stage	(13,691,702)	(13,171,597)
Accumulated other comprehensive income (loss)	(32,688)	(68,947)
Stockholders' equity (deficiency)	(1,555,540)	(1,252,894)
Total liabilities and stockholders' equity (deficiency)	$136,039	$161,708

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Operations	October 10	Year ended	Year ended
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
	to December 31	December 31	December 31
	2008	2008	2007

Expenses
Administrative and general	$1,266,350	$152,309	$210,193
Depreciation and amortization	86,319	14,426	12,326
Imputed interest on loan payable - related party	1,560	-	-
Interest and bank charges	269,688	115,501	89,673
Foreign exchange (gain)loss	(171,665)	(171,902)	237
Professional fees - accounting and legal	1,084,318	136,438	233,762
Property search and negotiation	225,198	-	-
Salaries, management and consulting fees	2,010,008	196,060	679,666
	4,771,776	442,832	1,225,857
Exploration expenses	8,711,440	77,273	2,033,875
Write-off of mineral property costs	172,981	-	-
	13,656,197	520,105	3,259,732

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-
Interest income	22,353	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-
Realized (loss) on investments	(37,971)	-	-
Operating (loss) of Spun-off operations	(316,598)	-	-
	(35,505)	-	-
Net (loss) for the period	$(13,691,702)	$(520,105)	$(3,259,732)

Earnings (loss) per share
- basic and diluted		$(0.01)	$(0.07)

Weighted average number of common shares outstanding
- basic and diluted		55,325,371	49,873,055

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (loss)
October 10, 1995 (inception) to December 31, 2008
(Expressed in U.S. dollars)

	Common Stock		Additional paid-in	Compre- hensive	Accumulated (deficit) during exploration	Advances for Stock	Accumulated other comprehensive	Total stockholders' equity
	Shares	Amount	capital	(loss)	stage	Subscriptions	income (loss)	(deficiency)

Balance, December 31, 1994	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock for
- settlement of indebtedness	11,461,153	11,461	-	-	-		-	11,461
Net (loss) for the period	-	-	-	-	-	-	-	-
Total comprehensive (loss)				-

Balance December 31, 1995	11,461,153	11,461	-	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-		-	(7,641)
Issuance of common stock for
- cash at $0.001 per share	5,800,000	5,800	341,761	-	-		-	347,561
- resource property	300,000	300	2,700	-	-		-	3,000
Net (loss) for the period	-	-	-	(361,208)	(361,208)		-	(361,208)
Total comprehensive (loss)				(361,208)

Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	-	(6,827)
Issuance of common stock for
- cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	-	745,158
Net (loss) for the period	-	-	-	615,880	(615,880)	-	-	(615,880)
Total comprehensive (loss)				615,880

Balance December 31, 1997	10,670,387	10,670	1,088,869		(977,088)	-	-	122,451
Issuance of common stock for
- settlement of indebtedness	96,105	96	68,601	-	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	-	107,500

Grant of options to employees and directors	-	-	518,900	-	-	-	-	518,900
Grant of options to consultants	-	-	172,100	-	-	-	-	172,100
Net (loss) for the period	-	-	-	(1,151,604)	(1,151,604)	-	-	(1,151,604)
Total comprehensive (loss)				(1,151,604)

Balance December 31, 1998	11,181,492	11,182	2,259,304		(2,128,692)	-	-	141,794
Issuance of common stock for
- settlement of indebtedness	231,286	231	160,151	-	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	-	20,312
Grant of options to consultants	-	-	29,500	-	-			29,500
Cash advanced on stock subscriptions	-	-	-	-	-	425,000		425,000
Net (loss) for the period	-	-	-	(855,391)	(855,391)	-	-	(855,391)
Total comprehensive (loss)				(855,391)

Balance December 31, 1999	11,460,649	11,461	2,484,219		(2,984,083)	425,000	-	(63,403)
Issuance of common stock for
- settlement of indebtedness	199,000	199	99,301	-	-		-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	-	-	(175,000)	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	-	-	(250,000)	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-		4,050
Spin-off of Aurora Metals (BVI) Limited	-	-	316,498	-	-	-	-	316,498
Net (loss) for the period	-	-	-	(677,705)	(677,705)	-	-	(677,705)
Total comprehensive (loss)				(677,705)

Balance December 31, 2000	12,873,943	12,874	3,271,163		(3,661,788)	-	-	(377,751)
Components of comprehensive income (loss)
- Net income for the period	-	-	-	128,545	128,545	-	-	128,545
- Unrealized holding losses on available-for-sale securities	-	-	-	(141,928)	-	-	(141,928)	(141,928)
Total comprehensive (loss)				(13,383)

Balance December 31, 2001	12,873,943	12,874	3,271,163		(3,533,243)	-	(141,928)	(391,134)
Issuance of common stock for
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	-	355,200
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(137,329)	(137,329)	-	-	(137,329)

- Unrealized holding losses on available-for-sale securities	-	-	-	141,928	-		141,928	141,928
Total comprehensive (loss)				4,599

Balance, December 31, 2002	16,581,981	16,582	3,622,655		(3,670,572)		-	(31,335)
Issuance of common stock for
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	-	25,000
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(96,404)	(96,404)	-	-	(96,404)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				(96,404)

Balance, December 31, 2003	19,434,431	19,434	3,762,361		(3,766,976)	-	-	14,819
Issuance of common stock for
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	-	22,500
Imputed interest	-	-	1,560	-	-	-	-	1,560
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(223,763)	(223,763)	-	-	(223,763)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				(223,763)

Balance, December 31, 2004	19,534,431	19,534	3,786,321		(3,990,739)	-	-	(184,884)
Issuance of common stock for
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	-	162,500
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(457,271)	(457,271)	-	-	(457,271)
- Unrealized holding losses on available-for-sale securities	-	-	-	(4,614)	-	-	(4,614)	(4,614)
Total comprehensive (loss)				(461,885)
Balance, December 31, 2005	36,218,522	36,218	4,582,137		(4,448,010)	-	(4,614)	165,731
Issuance of common stock for
- cash in February 2006 at $0.50 per share
less issuance costs of $110,000	8,000,000	8,000	3,882,000	-	-	-	-	3,890,000
- non cash finder's fee in December 2006 at $0.70 per share	250,000	250	174,750	-	-	-	-	175,000

- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	-	500,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(5,463,855)	(5,463,855)	-	-	(5,463,855)
- Foreign currency translation adjustments	-	-	-	(3,692)	-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss	-	-	-	4,614	-	-	4,614	4,614
Total comprehensive (loss)				$(5,462,933)
Balance, December 31, 2006	45,468,522	$45,468	$9,137,887		$(9,911,865)	$-	$(3,692)	$(732,202)
Issuance of common stock for
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	-	250,000
- cash and settlement of debt in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per	250,000	250	49,750	-	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	-	800,000
Stock option compensation expense	-	-	454,295	-	-	-	-	454,295
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(3,259,732)	(3,259,732)	-	-	(3,259,732)
- Foreign currency translation adjustments	-	-	-	(65,255)	-	-	(65,255)	(65,255)
Total comprehensive (loss)				$(3,324,987)
Balance, December 31, 2007	55,218,522	$55,218	$11,932,432		$(13,171,597)	$-	$(68,947)	$(1,252,894)

Issuance of common stock for
- non cash finder's fee in July 2008at $0.10 per share	250,000	250	24,750	-	-	-	-	25,000
- settlement of indebtedness in December 2008 at $0.06 per share	2,603,333	2,603	153,597	-	-	-	-	156,200
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(520,105)	(520,105)	-	-	(520,105)
- Foreign currency translation adjustments	-	-	-	36,259	-	-	36,259	36,259
Total comprehensive (loss)				$(483,846)
Balance, December 31, 2008	58,071,855	$58,071	$12,110,779		$(13,691,702)	$-	$(32,688)	$(1,555,540)

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Year	Year
	1995 (inception)	Ended	Ended
Consolidated Statements of Cash Flows	to December 31	December 31	December 31
(Expressed in U.S. Dollars)	2008	2008	2007

Cash flows from operating activities
Net loss for the period	$(13,691,702)	$(520,105)	$(3,259,732)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	86,319	14,426	12,326
- stock compensation expense on stock option grants	1,174,795	-	454,295
- expenses satisfied with issuance of common stock	748,800	25,000	50,000
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- foreign exchange gain related to notes payable	(169,235)	(169,235)	-
Changes in operating assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(40,131)	(19,190)	21,638
- increase (decrease) in accounts payable and accrued expenses	1,188,455	20,076	(277,451)
Net cash used in operating activities	(10,427,001)	(649,028)	(2,998,924)

Cash flows from investing activities
Purchase of equipment	(187,548)	(250)	(21,992)
Proceeds on disposal of equipment	16,761	2,312	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(322,429)	2,062	(21,992)

Cash flows from financing activities
Proceeds from common stock, less issuance costs	8,842,339	-	1,800,000
Loan proceeds from related party	289,000	-	250,000
Proceeds from convertible notes and loans	1,469,252	687,260	500,000
Net proceeds from (payments on) advances payable -related party	-	(161,441)	161,441
Net cash provided by financing activities	10,600,591	525,819	2,711,441

Effect of exchange rate changes on cash	165,350	133,749	35,293
Increase (decrease) in cash and cash equivalents	16,511	12,602	(274,182)
Cash, beginning of year	-	3,909	278,091
Cash, end of year	$16,511	$16,511	$3,909

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $649,028 from operating activities in 2008. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at December 31, 2008 and 2007. No amounts were paid for income taxes or interest in 2008 or 2007.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

2.	Significant Accounting Policies (continued)

(d)	Equipment

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:

Vehicles	10 years
Office equipment, furniture and fixtures	2 to 10 years

(e)	Mineral Properties and Exploration Expenses

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2008 and 2007, the Company did not have proven reserves.

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

Interest expense was approximately $109,660 in 2008 (2007 - $77,477) respectively.

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Aurora Gold Mineracao Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Reals. The Brazilian Real to U.S. dollar exchange rate at December 31, 2008 was U.S. $0.42700 to 1 Real.

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

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

2.	Significant Accounting Policies (continued)

(h)	Foreign Currency Translations and Transactions (continued)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of operations.

(i)	Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions in Canada and Brazil. The Company did not have funds deposited in banks beyond the insured limits as of December 31, 2008 and 2007.

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

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through December 31, 2008.

(k)	Comprehensive income

The Company has adopted SFAS No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at December 31, 2008 and 2007.

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

The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances payable – related party, loans payable and loan payable - related party approximate their fair value because of the short-term nature of these instruments. The carrying value of the convertible notes payable approximate their fair value because interest rates of long-term convertible notes payable approximate market interest rates. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Brazil) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

2.	Significant Accounting Policies (continued)

(m)	Income Taxes

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

FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.  As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.  The Company’s tax returns are open to audit for the years ending December 31, 2003 to 2008.

(n)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for 2008 and 2007 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of 2,300,000 stock options in 2008 and 2007 and the convertible notes payable (convertible into 1,726,750 common shares at December 31, 2008) in 2008.

(o)	New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“FAS 160”), which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of FAS 160 to have a material impact on its financial results.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

2.	Significant Accounting Policies (continued)

(o)	New Accounting Pronouncements (continued)

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

(p)	Reclassifications

Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the current year presentation.

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

Between January 1, 2006 and March 31, 2006 the Company signed five option agreements covering the Novo Porto, Ouro Mil, Santa Isabel, São Domingos and São João mineral exploration licenses located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil. The Company relinquished its options on the Porto Novo and Ouro Mil properties in 2006 and the Santa Isabel property in 2007.

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

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

3.	Mineral Properties and Exploration Expenses (continued)

Gold properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil (continued)

In December 2007, the Company decided not to follow-up the preliminary exploration program on the Piranhas property and decided not to exercise the option to acquire the property and no further payments are due.

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

The terms of the Branca de Neve option agreement, as specified in the MOU, allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Branca de Neve property mineral rights via structured cash payments.  The total option agreement payments for the license were structured as follows: April 28,

2006 – R$35,000 (Reals – Brazilian currency - Paid); October 25, 2006 – R$35,000 (paid); April 25, 2007 – R$35,000 (paid R$5,000) cancelled option agreement and no further payments are due; October 25, 2007 – R$35,000; April 25, 2008 – R$35,000; October 25, 2008 – R$35,000; April 25, 2009 – R$35,000; April 25, 2009 – R$500,000 for a total of R$745,000. The vendor would have a 0.75% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment of R$500,000. The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due.

In 2007, the Company decided not to follow-up the preliminary exploration program on the Branca de Neve property and decided not to exercise the option to acquire the property and no further payments are due.

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

The terms of the Bigode option agreement, as specified in the MOU, allow the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Bigode property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: October 30, 2006 – USD$60,000 (paid); October 30, 2007 – USD$53,118 (paid); January 30, 2008 – USD$40,000 (paid); October 30, 2008 – USD$90,000 (not paid - cancelled option agreement and no further payments are due); October 30, 2009 – USD$100,000; October 30, 2010 –USD$1,000,000 for a total of USD $1,343,118. The vendor would have a 0.75% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment of USD$500,000. The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

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

The terms of the Santa Lúcia option agreement, as specified in the MOU, allowed the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Santa Lúcia property mineral rights via structured cash payments.  The total option agreement payments for the license were structured as follows: September 1, 2006 – USD $20,000 (paid and cancelled agreement and no further payments are due); March 1, 2007 – USD $50,000; March 1, 2008 – USD $60,000 (not paid - cancelled option agreement and no further payments are due); March 1, 2009 – USD $70,000; September 1, 2009 – USD $500,000 for a total of USD $700,000. The vendor would have a 1.5% Net Smelter Royalty. The Royalty payment could be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement could be terminated at any time upon written notice to the vendor and the Company would be free of any and all payment commitments yet to be due.

The Comandante Araras option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Comandante Araras property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: November 1, 2006 R$20,000 (paid); November 15, 2006 – R$40,000 (paid); December 15, 2006 R$40,000 (paid); May 18, 2007 - R$15,000 (paid); May 29, 2007 - R$50,000 (paid); July 15, 2008 - USD $60,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); July 15, 2009 - USD $70,000; July 15, 2010 – USD $500,000 for a total of R$165,000 and USD $630,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

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

The São Domingos option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São Domingos property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: February 7, 2006 – USD $40,500 (paid); July 30, 2006 – USD $67,500 (paid); July 30, 2007 - USD $112,500 (payment will be made as soon as the Vendor converts the license into an exploration license and transfers title to Aurora Gold and is not owed or accrued as a liability until that time); July 30, 2008 – USD $139,500(payment will be made as soon as the Vendor converts the license into an exploration license and transfers title to Aurora Gold and is not owed or accrued as a liability until that time); December 30, 2008 – USD $675,000 (payment will be made as soon as the Vendor converts the license into an exploration license and transfers title to Aurora Gold and is not owed or accrued as a liability until that time)for a total of USD $1,035,000. The vendor will have a 2.0% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $500,000.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

3.	Mineral Properties and Exploration Expenses (continued)

Gold Properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil (continued)

The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

The São João option agreement allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights via structured cash payments.  The total option agreement payments for the license are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); September 12, 2008 – USD $80,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); September 12, 2009 – USD $1,250,000 for a total of USD $1,435,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

4.	Joint Venture with Samba Minerals Limited

In May 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to a 80% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer a 80% participation interest in the relevant property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode (since dropped) projects. The term of the first right of refusal expires on August 1, 2010. Feasibility studies have not been completed as of December 31, 2008 and thus no joint venture has been formed as of that date.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

5.	Equipment

	December 31, 2008	December 31, 2007
Vehicles	$64,265	$85,094
Office equipment	52,459	65,731
Furniture and fixtures	15,742	20,845
	132,466	171,670
Accumulated depreciation	(43,493)	(37,127)
	$88,973	$134,543

The majority of equipment held at December 31, 2008 and 2007 is located in Brazil.

6.	Notes and Loans Payable

The Company has two notes payable of $518,025 ($750,000 Australian dollars) at December 31, 2008, that are repayable within 24 months from the date of agreement, July 18, 2008; bear interest at 10% per annum due upon repayment of the principal amount; are secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

The Company has a loan payable of $250,000 at December 31, 2008 and 2007, that bears interest at 6% per annum, is due on demand and is unsecured.

The Company had a loan payable to a related party of $250,000 at December 31, 2007, that bears interest at 6% per annum, is due on demand and is unsecured. The entity to which the loan is payable is no longer a related party at December 31, 2008, and thus the loan is included in loans payable on the consolidated balance sheet at December 31, 2008.

7.	Stock Options

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

On August 6, 2007, the Company issued five-year options to employees and directors to purchase 2,300,000 common shares.  The options are exercisable at any time from the grant date up to and including the 6th day of August 2012. The aggregate fair value of these options at the date of grant of $454,295 was estimated using the Black-Scholes option pricing model and was expensed in full on the date of grant as the options were immediately vested.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

The fair value of options at the date of grant is determined under the Black-Scholes option-pricing model.  During the year ended December 31, 2007, the following assumptions were used:

7.	Stock Options (continued)

Assumptions

Risk-free interest rate	4.52%
Annual rate of dividends	-
Historical volatility	144%
Expected life	2.5 years

The grant-date fair value of option awards was $0.20 per share during the year ended December 31, 2007.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option was determined based on the average of the contractual life and vesting period of the options.

The following is a summary of stock option activity for the years ended December 31, 2008 and 2007, and the status of stock options outstanding at December 31, 2008:

	Shares	Exercise price	Remaining Contractual Life (yrs)	Aggregate Intrinsic value
Outstanding at January 1, 2007	-	$-	-	$-
Granted	2,300,000	0.26
Outstanding and exercisable at December 31, 2008 and 2007	2,300,000	$0.26	3.6	$436,770

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.

There were no stock options granted during 2008.

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a.
During the fiscal year 2008, consulting fees of $134,558 (2007 – $236,651) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.	The advances payable - related party at December 31, 2007 was due to a director of the Company’s subsidiary and was non interest bearing and due upon demand.

c.
Included in accounts payable - related parties at December 31, 2007 is $28,444 payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

9.	Non-Cash Investing and Financing Activities

In December 2008, 2,603,333 shares of common stock of the Company were issued to settle debts of $156,200. Of the 2,603,333 common shares issued, 1,488,533 common shares were issued to a director in payment of his services valued at $75,108 and expenses valued at $14,204.

In July 2008, the Company issued 250,000 shares of common stock of the Company valued at $25,000 to a director of the Company’s subsidiary as consideration for arranging property acquisitions in the Tapajos Gold Province, State of Pará, Brazil.

In July 2007, 2,000,000 common shares were issued at $0.25 per share to settle loans of $500,000. In August 2007, the Company issued 250,000 common shares at $0.20 per share in payment of services performed by an individual valued at $50,000.

10.	Income Taxes

a.
The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. The Company has net losses for tax purposes in the United States and Brazil totaling approximately $5,833,000 and $6,504,000, respectively, which may be applied against future taxable income.  Accordingly, there is no tax expense for the years ended December 31, 2008 and 2007.  The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The right to claim the losses in the United States expire as follows:

2011	$231,000
2012	564,000
2018	331,000
2019	795,000
2020	550,000
2022	138,000
2023	90,000
2024	222,000
2025	457,000
2026	1,094,000
2027	800,000
2028	561,000
$5,833,000

Tax loss carryforwards in Brazil have no expiration dates and are available to offset up to 30% of annual income before tax in any year.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2008 and 2007

10.	Income Taxes (continued)

b.	The tax effects of temporary difference that give rise to the Company's net deferred tax asset are as follows:

	2008	2007

Tax loss carryforwards	$4,195,000	$3,960,000
Valuation allowance	(4,291,000)	(4,114,000)
Stock compensation expense	154,000	154,000
Foreign exchange gain related to outstanding notes payable	(58,000)	-
	$-	$-

c.	The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	2008	2007

Tax at statutory rate	$(177,000)	$(1,108,000)
Change in valuation allowance for deferred tax asset	177,000	1,108,000
Income tax expense	$-	$-

11.	Subsequent Events

a.
In September 2009, convertible notes payable and related accrued interest aggregating US $739,151.69 (AUD $850,479.45) were settled through the issuance of 5,000,000 shares of common stock of the Company .

b.
During the month of September 2009, the Company raised $300,000 through a private placement of 3,000,000 shares at a price of $0.10 per share. The shares have not yet been issued. The Company’s agent will be paid a commission of 420,000 shares of common stock of the Company. Proceeds from the private placement will be used for general working capital.

c.
In November 2009, the Company signed a letter agreement with Global Minerals Limited to acquire an initial 70% interest in the Front Range Gold Project located in Boulder County, Colorado. The Company paid $100,000 on signing the letter agreement. A further $400,000 is due on signing of the formal agreement on or before February 28, 2010.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Accountants concerning accounting or financial disclosure.

ITEM 9A	CONTROLS AND PROCEEDURES

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications for a more complete understanding of the matters presented.

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

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2008 our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

The Company’s Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to the existence of material weaknesses, as described in greater detail below.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended December 31, 2008, certain deficiencies in internal control became evident to management that represent material weaknesses, including,
(i)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently only have one independent director on our board, which is comprised of 2 directors, and on our audit committee, which is comprised of 2 directors. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended December 31, 2008, we had one person on staff at our executive office and two persons at our Brazil office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iv)	There is a lack of sufficient supervision and review by our corporate management of the accounting functions performed at the Company’s foreign subsidiary in Brazil.
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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name and Address	Age and Position

Michael E Montgomery 100 Lewis Street Lamington, Western Australia, 6430 Australia	Age 44, Director since 27 April 2007.

Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	Age 47, President, CEO and Director since 27 April 2007.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Our officers and director will serve until the next annual meeting of the shareholders or until his death, resignation, retirement, removal, or disqualification, or until his successors have been elected.  Vacancies in the existing Board of Directors are filled by majority vote of the remaining directors.  Our officer serves at the will of the Board of Directors.  There are no family relationships between any executive officer or director.  No officer or director of our company has, during the past five years, been named or involved in any bankruptcy proceedings, criminal proceedings, securities or banking regulatory enforcement action or federal or state securities or commodities law enforcement proceeding.

Michael Montgomery, 44, has been the Senior Geologist with Kalgoorlie Consolidated Gold Mines from February 2006 to present; he served as the Senior Mine Geologist with Gold Fields Australia Ltd. from July 2004 to February 2006; he was a contract Senior Geologist with Haoma Mining (April to July 2004); he was a senior Mine Geologist with Mount Gibson Mining (October 2003 to April 2004); he was a senior Mine Geologist with Consolidated Minerals (May 2001 to October 2004). Mr. Montgomery was a geological consultant to various resource companies from 1989 to 2001.  Mr. Montgomery was appointed to the Board on April 27, 2007 in order to fill the vacancy created by the resignation of Antonino Cacace as a director.

Lars Pearl, 47, President, Director and Chief Executive Officer of Cigma Metals Corporation (2004 to present); Mr. Pearl has been self employed as a geological consultant from 1993 to 2004.  Mr. Pearl has spent over 10 years as a geological consultant to projects in Australia, Tanzania, Russia, Kazakhstan, Peru, Colombia and Ecuador.  During the last 5 years Mr. Pearl was acting as a consultant geologist to various companies, including Aurora Gold Corporation in Australia, Brazil and Tanzania before joining the board of Aurora Gold Corporation in April 2007.  Mr. Pearl devotes approximately 50% of his time dealing with the affairs of Aurora Gold.  Mr. Pearl is also a director of Cigma Metals Corporation that is currently exploring in Kazakhstan.

There are no family relationships between any of the directors or executive officers. No director or executive officer has been involved in legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer.

Involvement in Certain Legal Proceedings

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

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2008, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934.

Directors

Our Board of directors consists of two members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire Board of directors may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

Committees

During the years ended December 31, 2008 and 2007 and the subsequent period to January 18, 2010 our entire board of directors acted as our Executive, Audit, Compensation and Benefits and Nominating and Corporate Governance Committees. Michael Montgomery is the independent member of the committees.

Compensation of Directors

During the fiscal year 2008 we paid Consulting Fees of $134,558 (2007 - $236,651) to directors of the Company and its subsidiary for their services as officers of the Company (see the Executive Compensation table on page 45. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Standard Arrangements

We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During the years ended December 31, 2008 and 2007, we paid non-officer directors $0 and $30,582, respectively, in consulting fees.

Board and Committee Meetings

The Board of Directors of the Registrant held no formal meetings during the year ended December 31, 2008.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporate Law and the By-laws of the Registrant, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2008 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal years 2008/2009, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Corporate Governance Principles / Code of Ethics

Effective in 2004, our Company's board of directors adopted Corporate Governance Principles / Code of Business Conduct and Ethics that applies to, among other persons, all Officers, Directors, Employees and consultants of the company and its affiliates

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws.  Any Senior Officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 99.1 on Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262).  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Aurora Gold Corporation Baarerstrasse 10, 1st Floor, Zug, 6300, Switzerland.

Item 11.	Executive Compensation

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last two completed fiscal years:

		Annual Compensation			Long-Term Compensation
					Awards		Payments
Name And Principal Position (a)	Year (b)	Salary ($) (c)	Bonuses ($) (d)	Other Annual Compen- sation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Under- Lying Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other Compen- sation ($) (i)
Lars M. Pearl (1)	2008	-0-	-0-	75,108	None	None	None	-0-
President, CEO and	2007	-0-	-0-	80,650	None	1,000,000	None	-0-
Director	2006	-0-	-0-	-0-	None	None	None	-0-

Klaus P. Eckhof (1)	2008	-0-	-0-	-0-	None	None	None	-0-
President, CEO and	2007	-0-	-0-	13,160	None	None	None	-0-
Director	2006	-0-	-0-	22,937	None	None	None	-0-

Hans Biener	2008	-0-	-0-	38,707	None	None	None	-0-
Director of	2007	-0-	-0-	86,810	None	500,000	None	-0-
Subsidiary	2006	-0-	-0-	31,586	None	None	None	-0-

Cameron Richardson (2)	2008	-0-	-0-	20,742	None	None	None	-0-
Secretary, CFO and	2007	-0-	-0-	25,449	None	200,000	None	-0-
Director	2006	-0-	-0-	13,065	None	None	None	-0-

(1)	Klaus Eckhof resigned as President, CEO and Director on April 27, 2007. Lars Pearl became President, CEO and a Director on April 27, 2007.
(2)	Cameron Richardson resigned as CFO, Secretary and Director on August 29, 2008.

None of our officers or directors is a party to an employment agreement with us.

Options/SAR Grants Table

We awarded no stock purchase options, or any other rights, to any of our directors or officers during the year ended December 31, 2008.

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

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2007 and 2008 and December 9, 2009 we had 2,300,000 stock purchase options outstanding.

At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation of Directors

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments. incurred in connection with attending board meetings in the year ended December 31, 2008.

Employment Contracts

During the fiscal year 2008, consulting fees of $134,558 (2007 - $236,651) were paid to directors of the Company and its subsidiary for their services as officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 20, 2010 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock; (ii) each of the our directors and officers; and (iii) all of our directors and officers as a group.  As at December 31, 2008 there were 58,071,855 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percentage of Class

Officers and Directors

Michael E Montgomery 100 Lewis Street Lamington, Western Australia, 6430 Australia	500,000	(1)	*

Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	2,688,533	(2)	4.20%

Officers and directors (2 persons)	3,188,533		5.49%

(1)
Includes 500,000 stock purchase options awarded on August 6, 2007. The stock purchase options are exercisable at $0.26 per share and have a term of five years. The options are exercisable at any time from the grant date up to and including the 6th day of August 2012.

(2)
Includes 1,000,000 stock purchase options awarded on August 6, 2007. The stock purchase options are exercisable at $0.26 per share and have a term of five years. The options are exercisable at any time from the grant date up to and including the 6th day of August 2012.

*	less than 1%

Changes in Control

There were no arrangements during the last completed fiscal year or subsequent period to January 18, 2010 which would result in a change in control. We do not believe that the offer and sale by us of an aggregate of 12,920,000 shares between January 1, 2007 and January 18, 2010 have resulted in a change of control.

No securities were authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Director Independence

Our Company has two members on its board of directors.  We consider a director to be “independent” if that person serves only as a member of our board of directors and is not otherwise employed by our company as an employee, officer or consultant.  Mr. Lars Pearl serves as our company’s President, Chief Executive Officer and Chief Financial Officer.  Mr. Michael Montgomery is considered the independent director.

Transactions with Related Persons

Other than as disclosed below, during the fiscal year ended December 31, 2008, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

In December 2008, 1,488,533 common shares were issued at $0.06 per share to settle debts of $14,204 and pay $75,108 in consulting fees.  The shares were issued to Lars Pearl, a director who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In June 2008, 250,000 common shares were issued at $0.10 per share in payment of a finder’s fee. The shares were issued to Hans Biener, a director of the subsidiary who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

During the fiscal year 2008, consulting fees of $134,558 (2007 – $236,651) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties

Corporate Governance

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits --or has the potential to impair or inhibit--a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," including those set forth in NASDAQ Marketplace Rule 4200(a)(15)as in effect from time to time. Consistent with these considerations, the Board affirmatively has determined that as of December 9, 2009 only Michael Montgomery is an independent director.

Item 14.	Principal Accountant Fees and Services

Audit Fees:
The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2008 fiscal year are $44,850 (2007 - $47,511).

Audit-Related Fees:
The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2008 were $0 (2007 - $0).

Tax Fees:
The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2008 were $3,500 (2007 - $6,156).

All Other Fees:
The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2008 were $0 (2007 - $0).

The Audit Committee pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the Audit Committee either before or after the respective services were rendered.

The Audit Committee has considered the nature and amount of fees billed by Peterson Sullivan LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the principal accountant's independence.

PART IV

Item 15.  Exhibits, and Financial Statement Schedules

(1)	the following documents are filed as part of this report:

(a)	Financial Statements: The following audited consolidated financial statements and report of independent registered public accounting firm are set forth in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm, January 18, 2010

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations from October 10, 1995 (commencement of operations) to December 31, 2008 and for the years ended December 31, 2008 and 2007

Statements of Stockholders’ Equity (Deficit) for period from October 10, 1995 (commencement of operations) to December 31, 2008

Consolidated Statements of Cash Flows for period from October 10, 1995 (commencement of operations) to December 31, 2008 and for the years ended December 31, 2008 and 2007

Notes to the Consolidated Financial Statements

(2)	Financial statement schedules: Not Applicable

(3)	Exhibit Listing

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

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

Aurora Gold Corporation
Registrant

Date:	January 20 2010	BY:	/s/ Lars Pearl
Lars Pearl
Director

Date:	January 20, 2010	BY:	/s/ Michael Montgomery
Michael Montgomery
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Aurora Gold Corporation
Registrant

Date:	January 20, 2010	BY:	/s/ Lars Pearl
Lars Pearl
President, Chief Executive Officer, Chief Financial Officer and Director

Date:	January 20, 2010	BY:	/s/ Michael Montgomery
Michael Montgomery
Director