Form 10-Q
period 2009-03-31
AURORA GOLD CORP
filed 2010-01-27
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

Commission file number 0-24393

AURORA GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3945947
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Baarerstrasse 10, 1st Floor, Zug,	6300 Switzerland
(Address of principal executive offices)	(Zip Code)

+41 7887-96966
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,491,855 shares of Common Stock were outstanding as of January 27, 2010.

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets March 31, 2009 (unaudited) and December 31, 2008	3

	Interim Consolidated Statements of Operations (unaudited) Three months Ended March 31, 2009 and 2008; and for the period from October 10, 1995 (Inception) to March 31, 2009	4

	Interim Consolidated Statements of Cash Flows (unaudited) Three months Ended March 31, 2009 and 2008 and for the period from October 10, 1995 (Inception) to March 31, 2009	5

	Notes to Interim Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		23

Index

PART I                  Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Interim Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(Expressed in U.S. Dollars)	March 31	December 31
(Unaudited)	2009	2008

ASSETS
Current assets
Cash	$520	$16,511
Prepaid expenses and other assets	32,233	30,555
Total current assets	32,753	47,066

Equipment, net	87,458	88,973
Total assets	$120,211	$136,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$673,205	$639,066
Accounts payable and accrued expenses - related party	19,812	-
Loans payable	500,000	500,000
Total current liabilities	1,193,017	1,139,066
Convertible notes payable	512,625	518,025
Accrued interest on convertible notes payable	47,268	34,488
Total liabilities	1,752,910	1,691,579

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2008 - 100,000,000) with par value $0.001 each
Issued and outstanding:
58,071,855 (December 31, 2008 - 58,071,855) common shares	58,071	58,071
Additional paid-in capital	12,110,779	12,110,779
Accumulated deficit during the exploration stage	(13,764,461)	(13,691,702)
Accumulated other comprehensive income (loss)	(37,088)	(32,688)
Stockholders' equity (deficiency)	(1,632,699)	(1,555,540)
Total liabilities and stockholders' equity (deficiency)	$120,211	$136,039

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
Interim Consolidated Statements of Operations (Expressed in U.S. Dollars) (Unaudited)	Cumulative October 10 1995 (inception) to March 31	Three months Ended March 31	Three months Ended March 31
	2009	2009	2008

Expenses
Administrative and general	$1,284,665	$18,315	$20,183
Depreciation and amortization	89,131	2,812	3,726
Imputed interest on loan payable - related party	1,560	-	-
Interest and bank charges	298,306	28,618	13,933
Foreign exchange (gain)loss	(176,946)	(5,281)	-
Professional fees - accounting and legal	1,085,867	1,549	46,697
Property search and negotiation	225,198	-	-
Salaries, management and consulting fees	2,036,754	26,746	36,006
	4,844,535	72,759	120,545
Exploration expenses	8,711,440	-	64,458
Write-off of mineral property costs	172,981	-	-
	13,728,956	72,759	185,003

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-
Interest income	22,353	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-
Realized (loss) on investments	(37,971)	-	-
Operating (loss) of Spun-off operations	(316,598)	-	-
	(35,505)	-	-
Net (loss) for the period	$(13,764,461)	$(72,759)	$(185,003)

Earnings (loss) per share
- basic and diluted		$(0.00)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted		58,071,855	55,218,522

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise) Interim Consolidated Statements of Cash Flows (Unaudited) (Expressed in U.S. Dollars)	Cumulative October 10 1995 (inception)to March 31,	Three months Ended March 31	Three months Ended March 31
	2009	2009	2008

Cash flows from operating activities
Net loss for the period	$(13,764,461)	$(72,759)	$(185,003)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	89,131	2,812	3,726
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	748,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- foreign exchange gain related to notes payable	(174,635)	(5,400)	-
Changes in operating assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(41,606)	(1,475)	7,274
- increase (decrease) in accounts payable and accrued expenses	1,250,939	62,484	146,983
Net cash used in operating activities	(10,441,339)	(14,338)	(27,020)

Cash flows from investing activities
Purchase of equipment	(187,548)	-	(2,499)
Proceeds on disposal of equipment	16,761	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(322,429)	-	(2,499)

Cash flows from financing activities
Proceeds from common stock less issuance costs	8,842,339	-	-
Loan proceeds from related party	289,000	-	-
Proceeds from convertible notes and loans	1,469,252	-	454,280
Net proceeds from (payments on) advances payable -related party	-	-	37,815
Net cash provided by financing activities	10,600,591	-	492,095

Effect of exchange rate changes on cash and cash equivalents	163,697	(1,653)	(8,201)
Increase (decrease) in cash and cash equivalents	520	(15,991)	454,375
Cash, beginning of period	-	16,511	3,909
Cash, end of period	$520	$520	$458,284

The accompanying notes are an integral part of these consolidated financial statements

Index

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $14,338 from operating activities in 2009 through March 31. The Company faces all the risks common to companies in similar stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.	Significant Accounting Policies

(a)	Principles of Accounting

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Aurora Gold Mineração Ltda ("Aurora Gold Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineração was incorporated on October 27, 2005. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

The Company has adopted the Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises all changes to equity except those resulting from investments by owners and distributions to owners.

	Three Months Ended
Components of comprehensive income (loss)	March 31 2009 $	March 31 2008 $
Net (loss) for the period	(72,759)	(185,003)
Foreign currency translation adjustments	(4,400)	(8,201)
Total comprehensive (loss)	(77,159)	(193,204)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at March 31, 2009 and December 31, 2008.

(d)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for 2009 and 2008 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of 2,300,000 stock options in 2009 and 2008 and the convertible notes payable (convertible into 1,708,750 common shares at March 31, 2009) in 2009.

3.	Joint Venture with Samba Minerals Limited

In May 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer an 80% participation interest in the relevant property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode (since dropped) projects. The term of the first right of refusal expires on August 1, 2010. Feasibility studies have not been completed as of March 31, 2009 and thus no joint venture has been formed as of that date.

4.	Equipment

	March 31, 2009	December 31, 2008
Vehicles	$65,197	$64,265
Office equipment	52,960	52,459
Furniture and fixtures	15,970	15,742
	134,127	132,466
Accumulated depreciation	(46,669)	(43,493)
	$87,458	$88,973

The majority of equipment held at March 31, 2009 and December 31, 2008 is located in Brazil.

Index

5.	Notes and Loans Payable

The Company has two notes payable totaling $512,625 ($750,000 Australian dollars) at March 31, 2009, that are repayable within 24 months from the date of agreement, July 18, 2008; bear interest at 10% per annum due upon repayment of the principal amount; are secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

The Company has two separate loans payable of $250,000 each at March 31, 2009 and December 31, 2008, that bear interest at 6% per annum, are due on demand and are unsecured.

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

The following is a summary of stock option activity for the three months ended March 31, 2009 and the status of stock options outstanding and exercisable at March 31, 2009:

	Shares	Exercise price	Remaining Contractual Life (yrs)
Outstanding and exercisable at December 31, 2008	2,300,000	$0.26	3.6
Granted	-	-	-
Outstanding and exercisable at March 31, 2009	2,300,000	$0.26	3.35

The aggregate intrinsic value of the options outstanding represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. As the exercise price of all outstanding options at March 31, 2009 is less than the Company’s closing stock price at that date, there is an intrinsic value of $92,000.

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three month period ended March 31, 2009, consulting fees of $19,812 (2008 – $55,296) were incurred by the Company to directors of the Company and its subsidiary. There are no management or consulting agreements with the directors and the transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable and accrued expenses - related parties at March 31, 2009 is $19,812 (December 31, 2008 - $0) payable to directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

Index

8.	Subsequent Events

a.
In September 2009, convertible notes payable and related accrued interest aggregating US $739,152 (AUD $850,479) were settled through the issuance of 5,000,000 shares of common stock of the Company. A loss of $1,014,465 has been recorded in September 2009 related to this settlement.

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

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for three month period ended March 31, 2009, in comparison to the corresponding prior-year periods. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three month periods ended March 31, 2009 and 2008 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2008 and the related annual MD&A included in the December 31, 2008 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(B)    Significant developments during the three months ended March 31, 2009 and Subsequent Events

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide.  We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp."

We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. Funds raised in fiscal 2009 and 2008 were used for exploration of our properties and general administration.

During 2009 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

In September 2009, convertible notes payable and related accrued interest aggregating US $739,152 (AUD $850,479) were settled through the issuance of 5,000,000 shares of common stock of the Company. A loss of $1,014,465 has been recorded in September 2009 related to this settlement.

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

We are currently concentrating our property exploration activities in Brazil and Canada. We are also examining data relating to the potential acquisition of other exploration properties in the United States, Latin America and South America.

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

For the three month period ended March 31, 2009, we recorded exploration expenses of $0 compared to $64,458 for the same period in 2008. The following is a breakdown of the exploration expenses by property: Brazil $0 (2008 - $64,458) and Canada, Kumealon property $0 (2008 - $0).

Index

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(C)   Exploration and Development (continued)

We initially had 10 properties under Memorandum of Understanding (“MOU”) or under option of which we currently have retained three (3) properties, São Domingos, São João and Comandante Araras in the Tapajos Gold Province, State of Pará, Brazil.

Between December 21, 2005 and May 26, 2006 we signed four MOUs covering the Piranhas(option since relinquished)  , Branca de Neve (agreement cancelled), Bigode (option since relinquished) and Santa Lúcia (agreement cancelled) properties in the Municipality of Itaituba, Tapajos gold province, State of Para, Brazil. During the first quarter of 2007 we signed a MOU covering the Comandante Araras property. The MOUs provide us with a review period, ranging from two months to six months, to access the mineral potential of the properties.

Between January 1 and March 31, 2006 we signed five option agreements covering the Novo Porto (since cancelled due to governmental land use management changes), Ouro Mil (option since relinquished), Santa Isabel (option since relinquished), São Domingos and São João and Comandante Araras mineral exploration licenses located in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

Access to all of the property areas in which we have an interest is by airstrips, rivers in season and the Trans Garimpeiro Highway.  Regional infrastructure to the property areas is serviced from our offices in the city of Itaituba and the field office located at the Sao Domingos property.

Index

Tapajos Basin –project areas

Brazil
International Boundary
District Boundary
Road
River
National Capital
District Capital
Major City
0 200 400 KM
0 200 400 Miles
NORTH ATLANTIC OCEAN
SOUTH ATLANTIC OCEAN
SOUTH PACIFIC OCEAN
Equator
VENEZUELA
GUYANA
SURINAME
FRENCH GUIANA (FR.)
COLUMBIA
PERU
BOLIVIA
CHILE
ARGENTINA
PARAGUAY
URUGUAY
Santa Marta
Maracaibo
Caracas
Barcelona
Port-of-Spain
Barquisimeto
Valencia
Maturin
Cucuta
San Cristobal
Bucaramango
Ciudad Bolivar
Georgetown
New Amsterdam
Paramaribo
Cayenne
Oiapoque
Puerto Carreno
Santa Elena de Uairen
Boa Vista
Bogota
Rio Orinoco
Macapa
Belem
Rio Negro
Amazon
Manaus
Careiro
Santarem
Altamira
Sao Luis
Parnaiba
Fortaleza
Iquitos
Leticia
Benjamin Constant
Itaituba
Maraba
Carajas
Teresina
Natal
Rio Madeira
Rio Purus
Araguaina
Picos
Joao Pessoa
Salgueiro
Recife
Cruzeiro do Sul
Humaita
Boca do Acre
Porto Velho
Cachimbo
Rio Araguaia
Juazeiro
Rio Branco
Palmas
Maceio
Guajara-Mirim
Guayaramerin
Assis Brasil
Inapari
Rio Juruena
Rio Teles Pires
Rio Xingu
Aracaju
Barreiras
Rio Sao Francisco
Quillabamba
Cusco
Rio Beni
Rio Mamore
Salvador
Vitoria da Conquista
Ilheus
Cuiaba
Brasilia
Arequipa
La Paz
Caceres
Rondonopolis
Goiania
Matarani
Cochabamba
Santa Cruz
Ilo
Tacna
Oruro
Puerto Suarez
Corumba
Uberlandia
Arica
Sucre
Potosi
Belo Horizonte
Santa Fe do Sul
Iquique
Campo Grande
Vitoria
Panorama
Pedro Juan Caballero
Ponta Pora
Sao Paulo
Rio de Janeiro
Antofagasta
Santos
Salta
Asuncion
Ciudad del Este
Foz do Iguacu
Curitiba
Sao Francisco do Sul
San Miguel de Tucuman
Resistencia
Florianopolis
Rio Parana
Santa Maria
Porto Alegre
Cordoba
Santa Fe
Rio Grande
Rosario
Mendoza
Valparaiso
Santiago
Colonia
Buenos Aires
Montevideo
La Plata
Concepcion
Mar del Plata
Bahia Blanca

Figure 2. Brazil property maps on geology

Index

Brazil property maps on geology (produced from the Projeto Especial Provincia Mineral Do Tapajos Carta Geologica , CRPM Servico Geologice do Brazil 2000)

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(C)	Exploration and Development (continued)

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

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

The Company has yet to generate any revenues or establish any history of profitable operations. For the three months ended March 31, 2009 we recorded a net loss of $72,759 (2008 net loss - $185,003) or $(0.00) [2008 – $(0.00)] per share.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the three months ended March 31, 2009 we recorded expenses of $72,759 (2008 - $120,545). This amount includes, professional fees - accounting $174 (2008 - $33,709) and legal $1,375 (2008 - $12,988).

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the three months ended March 31, 2009 we recorded exploration expenses of $0 (2008 - $64,458). The following is a breakdown of the exploration expenses by property: Brazil $0 (2008 – $64,458) and Canada, Kumealon property $0 (2008 - $0) respectively. Exploration expenditures for our Brazil properties are down in comparison with the same period in the previous year while we evaluate the data from the 2008 work programs.

Depreciation expense – Depreciation expenses charged to operations for the three months ended March 31, 2009 were $2,812 (2008 - $3,726).

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(E)	Capital Resources and Liquidity

March 31, 2009 versus December 31, 2008

At March 31, 2009, we had cash of $520 (December 31, 2008 - $16,511) and a working capital deficiency of $1,160,264 (December 31, 2008 - $1,092,000). Total liabilities as of March 31, 2009 were $1,752,910 as compared to $1,691,579 on December 31, 2008, an increase of $61,331.

During the three months ended March 31, 2008, the Company received loans totaling $454,280 ($500,000 Australian dollars), that are repayable within 24 months from the date of the agreement, July 18, 2008; bear interest at 10% per annum due upon repayment of the principal amount; are secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $14,338 from operating activities in 2009 through March 31. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2009 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

(F)	Plans for Year 2009 and 2010

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

We will concentrate our exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Brazil, United States, Canada and other South American countries. Additional employees will be hired on a consulting basis as required by the exploration properties.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(F)	Plans for Year 2009 and 2010 (continued)

Our exploration work program in 2009 on the Brazilian Tapajos properties will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

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

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(F)	Plans for Year 2009 and 2010 (continued)

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2009 and December 31, 2008, the Company did not have proven reserves.

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

Item 4T.   Controls and Procedures

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

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of March 31, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended March 31, 2009, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

Index

Item 4T.   Controls and Procedures (continued)

Material Weaknesses Identified (continued)

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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended March 31, 2009, we had one person on staff at our executive office and two persons at our Brazil office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses. Such remediation activities include the following:

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

Index

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

Aurora Gold Corporation
Registrant

Date: January 27, 2010	BY:	/s/ Lars Pearl
Lars Pearl
President, CEO, CFO and Director

Date: January 27, 2010	BY:	/s/ Michael Montgomery
Michael Montgomery
Director