Form 10-Q
period 2009-06-30
AURORA GOLD CORP
filed 2010-01-27
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets June 30, 2009 (unaudited) and December 31, 2008	3

	Interim Consolidated Statements of Operations (unaudited) Three and six months Ended June 30, 2009 and 2008; and for the period from October 10, 1995 (Inception) to June 30, 2009	4

	Interim Consolidated Statements of Cash Flows (unaudited) Six months Ended June 30, 2009 and 2008 and for the period from October 10, 1995 (Inception) to June 30, 2009	5

	Notes to Interim Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		23

Index

PART I                  Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Interim Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(Expressed in U.S. Dollars)	June 30	December 31
(Unaudited)	2009	2008

ASSETS
Current assets
Cash	$381	$16,511
Prepaid expenses and other assets	25,770	30,555
Total current assets	26,151	47,066

Equipment, net	100,733	88,973
Total assets	$126,884	$136,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$782,575	$639,066
Accounts payable and accrued expenses - related party	52,181	-
Loans payable	500,000	500,000
Total current liabilities	1,334,756	1,139,066
Convertible notes payable	603,600	518,025
Accrued interest on convertible notes payable	62,317	34,488
Total liabilities	2,000,673	1,691,579

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2008 - 100,000,000) with par value $0.001 each
Issued and outstanding:
58,071,855 (December 31, 2008 - 58,071,855) common shares	58,071	58,071
Additional paid-in capital	12,110,779	12,110,779
Accumulated deficit during the exploration stage	(13,978,665)	(13,691,702)
Accumulated other comprehensive income (loss)	(63,974)	(32,688)
Stockholders' equity (deficiency)	(1,873,789)	(1,555,540)
Total liabilities and stockholders' equity (deficiency)	$126,884	$136,039

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Interim Consolidated Statements of Operations	October 10	Three months	Three months	Six months	Six months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended	Ended	Ended
(Unaudited)	to June 30	June 30	June 30	June 30	June 30
	2009	2009	2008	2009	2008

Expenses
Administrative and general	$1,317,917	$33,252	$52,728	$51,567	$72,911
Depreciation and amortization	92,265	3,134	3,914	5,946	7,640
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest and bank charges	330,599	32,293	27,987	60,911	41,920
Foreign exchange (gain)loss	(85,503)	91,443	1,922	86,162	1,922
Professional fees - accounting and legal	1,087,790	1,923	123,360	3,472	170,057
Property search and negotiation	225,198	-	-	-	-
Salaries, management and consulting fees	2,062,332	25,578	50,087	52,324	86,093
	5,032,158	187,623	259,998	260,382	380,543
Exploration expenses	8,738,021	26,581	1,247	26,581	65,705
Write-off of mineral property costs	172,981	-	-	-	-
	13,943,160	214,204	261,245	286,963	446,248

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-	-	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-	-	-
Realized (loss) on investments	(37,971)	-	-	-	-
Operating (loss) of Spun-off operations	(316,598)	-	-	-	-
	(35,505)	-	-	-	-
Net (loss) for the period	$(13,978,665)	$(214,204)	$(261,245)	$(286,963)	$(446,248)

Earnings (loss) per share
- basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted		58,071,855	55,218,522	58,071,855	55,218,522

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Six months	Six months
Interim Consolidated Statements of Cash Flows (Unaudited)	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to June 30	June 30	June 30
	2009	2009	2008

Cash flows from operating activities
Net loss for the period	$(13,978,665)	$(286,963)	$(446,248)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation and amortization	92,265	5,946	7,640
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	748,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- foreign exchange gain related to notes payable	(83,660)	85,575	-
Changes in operating assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(27,958)	12,173	(984)
- increase in accounts payable and accrued expenses	1,344,436	155,981	203,506
Net cash used in operating activities	(10,454,289)	(27,288)	(236,086)

Cash flows from investing activities
Purchase of equipment	(187,548)	-	(11,333)
Proceeds on disposal of equipment	16,761	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(322,429)	-	(11,333)

Cash flows from financing activities
Proceeds from common stock less issuance costs	8,842,339	-	-
Loan proceeds from related party	289,000	-	-
Proceeds from convertible notes and loans	1,469,252	-	454,280
Net proceeds from (payments on) advances payable -related party	-	-	(160,259)
Net cash provided by financing activities	10,600,591	-	294,021

Effect of exchange rate changes on cash and cash equivalents	176,508	11,158	(37,537)
Increase (decrease) in cash and cash equivalents	381	(16,130)	9,065
Cash, beginning of period	-	16,511	3,909
Cash, end of period	$381	$381	$12,974

The accompanying notes are an integral part of these consolidated financial statements

Index

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $27,288 from operating activities in 2009 through June 30. The Company faces all the risks common to companies in similar stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

	Three Months Ended				Six Months Ended
Components of comprehensive income (loss)	June 30 2009		June 30 2008		June 30 2009		June 30 2008
	$		$		$		$
Net (loss) for the period		(214,204)		(261,245)		(286,963)		(446,248)
Foreign currency translation adjustments		(26,886)		(29,336)		(31,286)		(37,537)
Total comprehensive (loss)		(241,090)		(290,581)		(318,249)		(483,785)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at June 30, 2009 and December 31, 2008.

(d)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for 2009 and 2008 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of 2,300,000 stock options in 2009 and 2008 and the convertible notes payable (convertible into 2,012,000 common shares at June 30, 2009) in 2009 and 2008.

(e)	Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties and loans payable approximate their fair value because of the short-term nature of these instruments. The carrying value of the convertible notes payable approximate their fair value because interest rates of long-term convertible notes payable approximate market interest rates. ..

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

Index

3.	Joint Venture with Samba Minerals Limited (continued)

the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode (since dropped) projects. The term of the first right of refusal expires on August 1, 2010. Feasibility studies have not been completed as of June 30, 2009 and thus no joint venture has been formed as of that date.

4.	Equipment

	June 30, 2009	December 31, 2008
Vehicles	$77,583	$64,265
Office equipment	59,608	52,459
Furniture and fixtures	19,005	15,742
	156,196	132,466
Accumulated depreciation	(55,463)	(43,493)
	$100,733	$88,973
The majority of equipment held at June 30, 2009 and December 31, 2008 is located in Brazil.

5.	Notes and Loans Payable

The Company has two notes payable totaling $603,600 ($750,000 Australian dollars) at June 30, 2009, that are repayable within 24 months from the date of agreement, July 18, 2008; bear interest at 10% per annum due upon repayment of the principal amount; are secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

The Company has two separate loans payable of $250,000 each at June 30, 2009 and December 31, 2008, that bear interest at 6% per annum, are due on demand and are unsecured.

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

The following is a summary of stock option activity for the six months ended June 30, 2009 and the status of stock options outstanding and exercisable at June 30, 2009:

	Shares	Exercise price	Remaining Contractual Life (yrs)
Outstanding and exercisable at December 31, 2008	2,300,000	$0.26	3.6
Granted	-	-	-
Outstanding and exercisable at June 30, 2009	2,300,000	$0.26	3.10

Index

6.	Stock Options (continued)

The aggregate intrinsic value of the options outstanding represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter ended  June 30, 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. As the exercise price of all outstanding options at June 30, 2009 is in excess of the Company’s closing stock price at that date, there is no intrinsic value.

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three month period ended June 30, 2009, consulting fees of $21,072 (2008 – $105,617) were incurred by the Company to directors of the Company and its subsidiary. There are no management or consulting agreements with the directors and the transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable and accrued expenses - related parties at June 30, 2009 is $52,181 (December 31, 2008 - $0) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

8.	Non-Cash Investing and Financing Activities

In July 2008 the Company issued 250,000 shares of common stock of the Company valued at $25,000 to a director of the Company’s subsidiary as consideration for arranging property acquisitions in the Tapajos Gold Province, State of Pará, Brazil.

9.	Subsequent Events through January 27, 2010 (the date these financial statements were issued)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A) General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for three and six month periods ended June 30, 2009, in comparison to the corresponding prior-year periods. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and six month periods ended June 30, 2009 and 2008 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(A) General (continued)

31, 2008 and the related annual MD&A included in the December 31, 2008 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B) Significant developments during the three months ended June 30, 2009 and Subsequent Events to January 27, 2010

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide.  We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp."

We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. Funds raised in fiscal 2008 and 2009 were used for exploration of our properties and general administration.

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

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(B) Significant developments during the three months ended June 30, 2009 and Subsequent Events to January 25, 2010

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

For the six month period ended June 30, 2009, we recorded exploration expenses of $26,581 compared to $65,705 for the same period in 2008. The following is a breakdown of the exploration expenses by property: Brazil $26,581 (2008 - $63,155) and Canada, Kumealon property $0 (2008 - $2,550).

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

(D) Results of Operations

Three and Six Months Ended June 30, 2009 versus Three and Six Months Ended June 30, 2008

The Company has yet to generate any revenues or establish any history of profitable operations. For the three and six months ended June 30, 2009 we recorded a net loss of $214,204 (2008 net loss - $261,245) and $286,963 (2008 net loss - $446,248) or $(0.00) [2008 – $(0.00)] and $(0.00) [2008 - $(0.01)] per share.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the three and six months ended June 30, 2009 we recorded expenses of $187,623 (2008 - $259,998) and $260,382 (2008 - $380,543) respectively. This amount includes, professional fees - accounting $10 (2008 - $9,573) and $184 (2008 - $43,282) respectively and legal $1,913 (2008 - $113,787) and $3,288 (2008 - $126,775) respectively.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the three and six months ended June 30, 2009 we recorded exploration expenses of $26,581 (2008 - $1,247) and $26,581 (2008 - $65,705). The following is a breakdown of the exploration expenses by property: Brazil $26,581 (2008 – Cr $1,303) and $26,581 (2008 - $63,155) respectively and Canada, Kumealon property $0 (2008 - $2,550) and $0 (2008 - $2,550) respectively. Exploration expenditures for our Brazil properties are down in comparison with the same period in the previous year while we evaluate the data from the 2008 work programs.

Depreciation expense – Depreciation expenses charged to operations for the three and six months ended June 30, 2009 were $3,134 (2008 - $3,914) and $5,946 (2008 - $7,640) respectively.

Index

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(E) Capital Resources and Liquidity

June 30, 2009 versus December 31, 2008

At June 30, 2009, we had cash of $381 (December 31, 2008 - $16,511) and a working capital deficiency of $1,308,605 (December 31, 2008 - $1,092,000). Total liabilities as of June 30, 2009 were $2,000,673 as compared to $1,691,579 on December 31, 2008, an increase of $309,094.

During the six months ended June 30, 2008, the Company received loans totaling $454,280 ($500,000 Australian dollars), that are repayable within 24 months from the date of the agreement, July 18, 2008; bear interest at 10% per annum due upon repayment of the principal amount; are secured by the Company’s Sao Domingos Project, and may be converted at the option of the lender at any time prior to repayment into fully paid common shares of the Company at a deemed issue price of $0.30 per Company share.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $27,288 from operating activities in 2009 through June 30. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2009 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.
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

Our focus now will be to explore other areas on the Sao Domingo property.  A recent discovery was made on the Atatcadau area and has been called Colibri.  Here artisanal miners uncovered an area of stock work mineralisation which was subsequently sampled and returned some high grade assays.  Further sampling of material that was exposed by artisanal activity around the Colibri occurrence was conducted.  Whilst monitoring the artisanal activity mapping and measurements of the structures and orientations of theoretical mineralisation channels was conducted.  The results showed that there are possible correlations to the Atacadau mineralisation noted from previous mapping and drilling.  We intend to cut trenches across the strike of the mineralizing structures to better understand the size both laterally and along strike.  We will then test the strike extent with geophysics in a similar manner as that conducted on the Sao Joao property.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2009 and December 31, 2008, the Company did not have proven reserves.

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

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of June 30, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Index

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended December 31, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended June 30, 2009, we had one person on staff at our executive office and two persons at our Brazil office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Index

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

Index

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

Index

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