Form 10-Q
period 2009-09-30
AURORA GOLD CORP
filed 2010-01-27
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets September 30, 2009 (unaudited) and December 31, 2008	3

	Interim Consolidated Statements of Operations (unaudited) Three and nine months ended September 30, 2009 and 2008; and for the period from October 10, 1995 (Inception) to September 30, 2009	4

	Interim Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2009 and 2008 and for the period from October 10, 1995 (Inception) to September 30, 2009	5

	Notes to Interim Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		23

Index

PART I   Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Interim Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Expressed in U.S. Dollars)	September 30	December 31
(Unaudited)	2009	2008

ASSETS
Current assets
Cash	$155,046	$16,511
Prepaid expenses and other assets	34,551	30,555
Total current assets	189,597	47,066

Equipment, net	105,763	88,973
Total assets	$295,360	$136,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$806,086	$639,066
Accounts payable and accrued expenses - related party	66,314	-
Loans payable	500,000	500,000
Total current liabilities	1,372,400	1,139,066

Convertible notes payable	-	518,025
Accrued interest on convertible notes payable	-	34,488
Total liabilities	1,372,400	1,691,579

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2008 - 100,000,000) with par value $0.001 each
Issued and outstanding:
63,071,855 (December 31, 2008 - 58,071,855) common shares	63,071	58,071
Additional paid-in capital	13,859,395	12,110,779
Common stock issuable, 3,420,000 shares	300,000	-
Accumulated deficit during the exploration stage	(15,211,213)	(13,691,702)
Accumulated other comprehensive income (loss)	(88,293)	(32,688)
Stockholders' equity (deficiency)	(1,077,040)	(1,555,540)
Total liabilities and stockholders' equity (deficiency)	$295,360	$136,039

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Interim Consolidated Statements of Operations	October 10	Three months	Three months	Nine months	Nine months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended	Ended	Ended
(Unaudited)	to September 30	September 30	September 30	September 30	September 30
	2009	2009	2008	2009	2008

Expenses
Administrative and general	$1,364,235	$46,318	$29,766	$97,885	$102,677
Depreciation and amortization	95,750	3,485	3,920	9,431	11,560
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest and bank charges	363,577	32,978	45,427	93,889	87,347
Foreign exchange loss (gain)loss	(24,519)	60,984	(69,846)	147,146	(67,924)
Professional fees - accounting and legal	1,096,804	9,014	14,286	12,486	184,343
Property search and negotiation	225,198	-	-	-	-
Salaries, management and consulting fees	2,102,655	40,323	28,493	92,647	114,586
	5,225,260	193,102	52,046	453,484	432,589
Exploration expenses	8,763,002	24,981	22,494	51,562	88,199
Write-off of mineral property costs	172,981	-	-	-	-
	14,161,243	218,083	74,540	505,046	520,788

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-	-	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-	-	-
Realized (loss) on investments	(37,971)	-	-	-	-
Operating (loss) of Spun-off operations	(316,598)	-	-	-	-
Loss on debt extinguishment	(1,014,465)	(1,014,465)	-	(1,014,465)	-
	(1,049,970)	(1,014,465)	-	(1,014,465)	-
Net (loss) for the period	$(15,211,213)	$(1,232,548)	$(74,540)	$(1,519,511)	$(520,788)

Earnings (loss) per share
- basic and diluted		$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted		58,786,141	55,392,435	58,310,826	55,277,130

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Nine months	Nine months
Interim Consolidated Statements of Cash Flows (Unaudited)	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to September 30	September 30	September 30
	2009	2009	2008

Cash flows from operating activities
Net loss for the period	$(15,211,213)	$(1,519,511)	$(520,788)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	95,750	9,431	11,560
- stock compensation expense on stock option grants	1,174,795	-	2,471
- expenses satisfied with issuance of common stock	748,800	-	25,000
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- loss on debt extinguishment	1,014,465	1,014,465	-
- foreign exchange (gain) loss related to notes payable	51,891	221,126	(71,435)
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(33,866)	6,265	(6,151)
- increase (decrease) in accounts payable and accrued expenses	1,285,779	97,324	107,712
Net cash used in operating activities	(10,597,901)	(170,900)	(451,631)

Cash flows from investing activities
Purchase of equipment	(187,548)	-	(267)
Proceeds on disposal of equipment	16,761	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(322,429)	-	(267)

Cash flows from financing activities
Proceeds from common stock less issuance costs	9,881,490	1,039,151	-
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	730,101	(739,151)	687,260
Net proceeds from (payments on) advances payable -related party	-	-	(161,441)
Net cash provided by financing activities	10,900,591	300,000	525,819

Effect of exchange rate changes on cash and cash equivalents	174,785	9,435	(9,202)
Increase in cash and cash equivalents	155,046	138,535	64,719
Cash, beginning of period	-	16,511	3,909
Cash, end of period	$155,046	$155,046	$68,628

The accompanying notes are an integral part of these consolidated financial statements

Index

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $170,900 from operating activities in 2009 through September 30. The Company faces all the risks common to companies in similar stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Index

2.	Significant Accounting Policies (cont’d)

(c)	Comprehensive income

Comprehensive income comprises all changes to equity except those resulting from investments by owners and distributions to owners.

	Three Months Ended		Nine Months Ended
Components of comprehensive income (loss)	September 30 2009 $	September 30 2008 $	September 30 2009 $	September 30 2008 $
Net (loss) for the period	(1,232,548)	(74,540)	(1,519,511)	(520,788)
Foreign currency translation adjustments	(24,319)	38,786	(55,605)	1,249
Total comprehensive (loss)	(1,256,867)	(35,754)	(1,575,116)	(519,539)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at September 30, 2009 and December 31, 2008.

(d)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities and is equivalent to basic loss per share for 2009 and 2008 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each period. Potentially dilutive securities outstanding consist of 2,300,000 stock options for the three and nine months ended September 30, 2009 and 2008.

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

Index

3.	Joint Venture with Samba Minerals Limited (continued)

property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode (since dropped) projects. The term of the first right of refusal expires on August 1, 2010. Feasibility studies have not been completed as of September 30, 2009 and thus no joint venture has been formed as of that date.

4.	Equipment

	September 30, 2009	December 31, 2008
Vehicles	$84,250	$64,265
Office equipment	63,187	52,459
Furniture and fixtures	20,638	15,742
	168,075	132,466
Accumulated depreciation	(62,312)	(43,493)
	$105,763	$88,973

The majority of equipment held at September 30, 2009 and December 31, 2008 is located in Brazil.

5.	Notes and Loans Payable

The Company has two separate loans payable of $250,000 each at September 30, 2009 and December 31, 2008, that bear interest at 6% per annum, are due on demand and are unsecured.

In September 2009, convertible notes payable and related accrued interest aggregating US $739,152 (AUD $850,479) were settled through the issuance of 5,000,000 shares of common stock of the Company. The issuance price of the shares issued on settlement was lower that the stated conversion price in the loan agreements of $0.30 per share. Thus, this transaction was considered an inducement to convert and accounted for as such resulting in a  loss of $1,014,465 being recorded in the three and nine months ended September 2009 related to this settlement.

6.	Common Stock

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

The following is a summary of stock option activity for the nine months ended September 30, 2009 and the status of stock options outstanding and exercisable at September 30, 2009:

Index

7.	Stock Options (continued)

	Shares	Exercise price	Remaining Contractual Life (yrs)
Outstanding and exercisable at December 31, 2008	2,300,000	$0.26	3.6
Granted	-	-	-
Outstanding and exercisable at September 30, 2009	2,300,000	$0.26	2.85

The aggregate intrinsic value of the options outstanding represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. As the exercise price of all outstanding options at September 30, 2009 was less than the Company’s closing stock price at that date, there is intrinsic value of $322,000.

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the nine month period ended September 30, 2009, consulting fees of $93,576 (2008 – $124,470) were incurred by the Company to directors of the Company and its subsidiary. There are no management or consulting agreements with the directors and the transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable and accrued expenses - related parties at September 30, 2009 is $66,314 (December 31, 2008 - $0) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

9.	Non-Cash Investing and Financing Activities

In July 2008 the Company issued 250,000 shares of common stock of the Company valued at $25,000 to a director of the Company’s subsidiary as consideration for arranging property acquisitions in the Tapajos Gold Province, State of Pará, Brazil.

10.	Subsequent Events through January 27, 2010 (the date these financial statements were issued)

In November 2009, the Company signed a letter of agreement with Global Minerals Limited to acquire an initial 70% interest in the Front Range Gold Project located in Boulder County, Colorado. The Company paid $100,000 on signing the letter agreement. A further $400,000 is due on signing of the formal agreement on or before February 28, 2010.

Item 2.  Management’s Discussion and Analysis of Financial condition and Results of Operations

(A)	General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three and nine month periods ended September 30, 2009, in comparison to the corresponding prior-year periods. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and nine month periods ended

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(A)	General (continued)

September 30, 2009 and 2008 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2008 and the related annual MD&A included in the December 31, 2008 Form 10-KSB on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the nine months ended September 30, 2009 and Subsequent Events to January 27, 2010

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

For the nine months period ended September 30, 2009, we recorded exploration expenses of $51,562 compared to $88,199 for the same period in 2008. The following is a breakdown of the exploration expenses by property: Brazil $49,545 (2008 - $85,649) and Canada, Kumealon property $2,017 (2008 - $2,550).

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

Three and Nine months ended September 30, 2009 versus Three and Nine months ended September 30, 2008

The Company has yet to generate any revenues or establish any history of profitable operations. For the three and nine months ended September 30, 2009 we recorded a net loss of $1,232,548 (2008 net loss - $74,540) and $1,519,511 (2008 net loss - $520,788) or $(0.02) [2008 – $(0.00)] and $(0.03) [2008 - $(0.01)] per share.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the three and nine months ended September 30, 2009 we recorded expenses of $193,102 (2008 - $52,046) and $453,484 (2008 - $432,589) respectively. This amount includes, professional fees - accounting $4,063 (2008 - $4,936) and $16,063 (2008 - $48,218) respectively and legal $0 (2008 - $9,350) and $10,788 (2008 - $136,125) respectively.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the three and nine months ended September 30, 2009 we recorded exploration expenses of $24,981 (2008 - $22,494) and $51,562 (2008 - $88,199). The following is a breakdown of the exploration expenses by property: Brazil $24,981 (2008 – $22,494) and $49,545 (2008 - $85,649) respectively and Canada, Kumealon property $0 (2008 - $0) and $2,017 (2008 - $2,550) respectively. Exploration expenditures for our Brazil properties are down in comparison with the same period in the previous year while we evaluate the data from the 2008 work programs.

Depreciation expense – Depreciation expenses charged to operations for the three and nine months ended September 30, 2009 were $3,485 (2008 - $3,920) and $9,431 (2008 - $11,560) respectively.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(E)	Capital Resources and Liquidity

September 30, 2009 versus December 31, 2008

At September 30, 2009, we had cash of $155,046 (December 31, 2008 - $16,511) and a working capital deficiency of $1,182,803 (December 31, 2008 - $1,092,000). Total liabilities as of September 30, 2009 were $1,372,400 as compared to $1,691,579 on December 31, 2008, a decrease of $319,179.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $170,900 from operating activities in 2009 through September 30. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2009 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

Currently the mineralized material still remains open along strike in both directions and at depth. Aurora will continue to evaluate the potential, and is confident that Molly could evolve along strike and link up with other noted targets further along strike. A geophysical survey was conducted during the third quarter of 2007 to test the strike continuity of the Molly mineralized structure.  The results demonstrated that geophysical anomalism, similar to that recognised over the known mineralisation of the Molly resource, was noted and continues further west to join up with the known mineralisation of the Cacheira area.  The results also show that this mineralisation may split into other loads of mineralisation of similar proportions to that known over the current resource.  This has the potential to increase the known resource by at least 50%.  Aurora maintains the surface rights over Fofoca and is awaiting approval from the DNPM for the conversion of the mineral rights to Aurora.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2009 and December 31, 2008, the Company did not have proven reserves.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4T, as of September 30, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Index

Item 4T.	Controls and Procedures (continued)

Limitations on Effectiveness of Controls (continued)

deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended September 30, 2009, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended September 30, 2009, we had one person on staff at our executive office and two persons at our Brazil office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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