Form 10-K
period 2009-12-31
AURORA GOLD CORP
filed 2010-04-02
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number           0-24393

AURORA GOLD CORPORATION
(Exact Name of registrant as specified in its charter)

Delaware	13-3945947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Baarerstrasse 10, 1st Floor, Zug, Switzerland	6300
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer: ☐	Accelerated Filer: ☐
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☒

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
$14,145,830 as of June 30, 2009.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 68,408,522 shares of Common Stock were outstanding as of March 31, 2010.

Index

PART I

This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. “Description of Business,” Item 2. “Description of Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8. “Financial Statements” and Item. 13 “Certain Relationships and Related Transactions and Director Independence”.

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

Index

We are currently concentrating our property exploration activities in Brazil and Canada. We are also examining data relating to the potential acquisition of other exploration properties in the United States of America (the “USA”), Latin America and South America.

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A Risk Factors”

Significant Developments in fiscal 2009 and Subsequent Events

For the year ended December 31, 2009 we recorded exploration expenses of $67,973 compared to $77,273 in fiscal year 2008. The following is a breakdown of the exploration expenses by property: Brazil $65,956 (2008 - $74,723) and Canada, Kumealon property $2,017 (2008 - $2,550).

In September 2009, 3,000,000 common shares were authorized for issuance at $0.10 per share for cash proceeds of $300,000.  The shares were physically issued in January 2010 to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). The Company’s agent was paid a commission of 420,000 shares of common stock of the Company. The shares were physically issued to the agent in January 2010.

In September 2009, convertible notes payable and related accrued interest aggregating $739,152 (AUD $850,479) were settled through the issuance of 5,000,000 shares of common stock of the Company. The shares were issued to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In November 2009, 100,000 shares were authorized for issuance in connection with debt settlements at $0.18 per share. The shares were physically issued in January 2010 to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In November 2009, 150,000 shares were authorized for issuance in connection with debt settlements at $0.24 per share. The shares were physically issued in January 2010 to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In November 2009, the Company signed a letter agreement with Global Minerals Limited which was subsequently amended on February 24, 2010, to acquire an initial 70% interest in the Front Range Gold Project located in Boulder County, Colorado. The Company paid $100,000 on signing the letter agreement. A further $400,000 is due on signing of the formal agreement on or before April 12, 2010.

In December 2009, 1,666,667 common shares were authorized for issuance at $0.30 per share for net cash proceeds of $500,000.  The shares were physically issued in January 2010 to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

Index

In January 2010, the Company received four (4) advances totalling $1,350,000. The advances are non-interest bearing and due on demand.

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

Management of our company remains committed to building a portfolio of mineral exploration properties principally through their own efforts. We are one small company in a large competitive industry with many other junior exploration companies who are evaluating and re-evaluating prospective mineral properties in Brazil.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

As a mineral exploration company, we do not require sources of raw materials and do not have principal suppliers in the way which applies to manufacturing companies.  Our raw materials are, in effect, mineral exploration properties which we may stake or acquire from third parties. Our management team seeks to assemble a portfolio of quality mineral exploration properties in Brazil and the USA. Initially, we will operate in the field with our president, Technical director and various consultants on an as needed basis.  This will enable us to assemble a portfolio of properties through grass roots exploration and staking.  We will also acquire new properties through option agreements when the new properties can be acquired on favorable terms.

Dependence on One or a Few Major Customers

We are in the business of mining exploration.  We are not selling any product or service and therefore have no dependence on one or a few major customers.

Index

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

As of March 31, 2010 we had five (5) part time employees.

Item 1A.	Risk Factors

We are an exploration stage company and have incurred substantial losses since inception.

We have never earned any revenues. In addition, we have incurred net losses of $15,471,179 for the period from our inception (October 10, 1995) through December 31, 2009 and, based upon our current plan of operation, we expect that we will incur losses for the foreseeable future.

Index

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such companies. We are subject to all of the risks inherent to an exploration stage business enterprise, such as limited capital, no defined mineral deposits on our properties, lack of manpower, and possible cost overruns associated with our exploration programs. Potential investors must also weigh the likelihood of success in light of any problems, complications, and delays that may be encountered with the exploration of our properties.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended December 31, 2009. Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. Although we have completed several equity financings, the fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We currently have an interest or the right to earn an interest in four (4) properties, none of which have any reserves.  Based on our exploration activities through the date of this Prospectus, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts.  If we do not establish reserves we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline and you may lose all or a portion of your investment.

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

Index

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

Index

Because we have not allocated any money for reclamation of any of our mining claims, we may be subject to fines if the mining claims are not restored to its original condition upon termination of our activities.

Our directors may face conflicts of interest in connection with our participation in certain ventures because they are directors of other mineral mineralized material companies.

Mr. Montgomery, who in addition to Mr. Pearl, serves as a director, may also be a director of other companies (including mineralized material exploration companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.  It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favorable terms on certain projects than we might have obtained if our directors were not also directors of other participating mineral mineralized materials companies.  In an effort to balance their conflicting interests, our directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to us but adverse to their other companies.  Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit

Our future performance is dependent on our ability to retain key personnel, loss of which would adversely affect our success and growth.

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

Index

Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stock and you are likely to have difficulty selling your shares.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, Financial Industry Regulatory Authority (the “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Office Premises

We conduct our activities from our principal and technical office located at Baarerstrasse 10, 1st Floor, Zug, 6300, Switzerland. These offices are provided to us on a month to month basis. We believe that these offices are adequate for our purposes.  We do not own any real property. Management believes that this space will meet our needs for the next 12 months.

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

Index

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

Index

Figure 1.	Brazil, South America

Caracas
Port-of-Spain
Georgetown
Paramaribo
Cayenne
Bogota
VENEZUELA
GUYANA
SURINAME
FRENCH GUIANA (FR.)
COLUMBIA
NORTH ATLANTIC OCEAN
Macapa
Belem
Manaus
Santarem
Altamira
Itaituba
Maraba
Carajas
Cachimbo
Sao Luis
Fortaleza
Natal
Recife
Salvador
Brasilia
Cuiaba
PERU
BOLIVIA
La Paz
PARAGUAY
Asuncion
CHILE
ARGENTINA
Santiago
Buenos Aires
URUGUAY
Montevideo
Sao Paulo
Rio de Janeiro
Belo Horizonte
Curitiba
Porto Alegre
SOUTH ATLANTIC OCEAN
SOUTH PACIFIC OCEAN
Brazil
International Boundary
District Boundary
Road
River
National Capital
District Capital
Major City
0 200 400 KM
0 200 400 Miles

Tapajos Basin –project areas

Index

Properties

Brazil

São Domingos

Location and access

The São Domingos property lies in the Tapajos Province of Para State, Brazil. It is situated approximately 250 km SE of Itaituba, the regional centre, and includes an area of nearly   8000 ha.  Small aircraft service Itaituba daily and on this occasion flights were sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and as the visit was at the end of the ‘wet’ season site access was granted via light aircraft utilizing the local airstrip.

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

Index

(DNPM Processes 850.684/06

The Company has good title over the mineral rights which were granted as DNPM Process number 850.684/06 and which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São Domingos mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of Aurora. On September 13, 2006 the Company applied to the DNPM for the conversion of the Application to an Exploration Permit covering and area of 4914.18 hectares. The DNPM Process 850.684/06 had assured priority over 525 hectares and therefore, the area will be reduced from 4914.18 to 525 hectares. No payments or royalties are due regarding DNPM Process 850.384/06.

DNPM Processes  850.782/05:

The company has good title over the mineral rights which were granted as DNPM Process number 850.782/05 and which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São Domingos mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of Aurora. On November 8, 2005 the Company applied to the DNPM for the conversion of the Application to an Exploration Permit covering and area of 5651.93 hectares. The Exploration Permit was granted on November 28, 2006 for a three (3) year period, renewable for three (3) additional years.  On September 28, 2009 the Company applied for the renewal of the Exploration Permit but it has not yet been granted by the DNPM. No payments or royalties are due regarding DNPM Process 850.782/05.

Geology

The geology of the São Domingos property is predominantly composed of paleo-proterozoic Parauari Granites that play host to a number of gold deposits in the Tapajos Basin. Typical Granites of the younger Maloquinha Intrusive Suite have been noticed in the vicinity of Molly Gold Target, and basic rocks considered to be part of the mesoproterozoic Cachoeira Seca Intrusive Suite occur around the Esmeril target area.

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

Index

Tenure  - São João Project - DNPM Processes 851.533/94 to 851.592/94 inclusive:

The company has good title over the mineral rights which were granted in 1994 and 2005 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produção Mineral, as DNPM Process numbers 851.533/94 to 851.592/94 and which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São João mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The São João mineral rights comprise 60 Applications for Alluvial Mine of 50 hectares each which was presented to DNPM on May 16, 1994. On August 30, 2006 the previous holder of the Applications applied for the conversion of the Applications to Exploration Permits. When the conversion request is approved by the Authorities, the previous holder will be granted the Exploration Permit for an area of 3000 ha. The assignment of the São João mineral rights to Aurora can only be done after the approval of the Applications and the actual granting of an Exploration Permit to the previous Holder.

Option Agreement

The São João Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the São João mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4 to the consolidated financial statements); December 5, 2008 – USD $40.000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4 to the consolidated financial statements); January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4 to the consolidated financial statements); February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4 to the consolidated financial statements); April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 009 to December 31, 2009 paid by Samba Minerals Limited as part of the agreement with them discussed in note 4 to the consolidated financial statements); July 30, 2011 – USD $950,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

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

Index

Previous mining activity over a number of years focused on the alluvial deposits within its many tributaries, and has now progressed to include the saprolite host rock and out cropping quartz veins.

Comandante Araras - Samba Minerals farm in agreement

In May 2008 the Company signed an agreement with Samba, which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Comandante Araras projects by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, the Company will immediately transfer an 80% participation interest to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing the Company 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to the Company all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Comandante Araras project. A feasibility study has not been completed as of December 31, 2009 and thus no joint venture has been formed as of that date.

Location and access

The Comandante Araras property is located in the central portion of the Southern Tapajos basin and is accessed by light aircraft from the regional centre of Itaituba.  The project adjoins the São João project to the south east.  Access is also possible by unsealed roads linking up to the Transgarimpeiro highway and by a purpose cut heavy vehicle access track linking São João to the exploration centre at the primary project at Sao Domingo.

Tenure  - Comandante Araras Project - DNPM Processes 853.785/93 to 853.839/93 inclusive:

The Company has good title over the mineral rights which were granted by the Brazilian Department of Mines (Departamento Nacional de Produção Mineral – “DNPM”) as DNPM Process numbers 853.785/93 to 853.839/93 and which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The Comandante Araras mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The Comandante Arara mineral rights comprise 55 Applications for Alluvial Mine of 50 hectares each and the Applications for the rights were presented to DNPM on October 05, 1993. The conversion to Exploration Permits has not been applied for yet. The assignment of the Comandante Araras mineral rights to Aurora can only be done after the approval for the conversion of the Applications and the actual granting of an Exploration Permit to the previous Holder.

Option Agreement

The Comandante Araras Option Agreement dated July 2, 2007, and amendments dated June 2, 2008, November 10, 2008, and September 18, 2009, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Comandante Araras property mineral rights via structured cash payments. The total option agreement payments for the mineral rights are structured as follows: November 1, 2006 R$20,000 (paid); November 15, 2006 – R$40,000 (paid); December 15, 2006 R$40,000 (paid); May 18, 2007 - R$15,000 (paid); May 29, 2007 – R$50,000 (paid); June 25, 2008 – USD $80,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4 to the consolidated financial statements); November 30, 2008 – USD $20,000 or 100,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4 to the consolidated financial statements); November 30, 2008 – 400,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (to be issued by Samba when the Exploration Permit is granted and transferred to Aurora). The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

Index

Geology

The geology of the Comandante Araras property is dominated by two regional faults in the Parauari granite that strike North west in the northern half of the property and South east in the southern part of the property.  The project was selected based on the potential trends of mineralisation striking towards Comandante Araras from the São João project.

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

We have conducted only preliminary exploration activities on these properties. None of the foregoing properties contain any known reserves.

Item 3.	Legal Proceedings

The Company is not involved in any legal proceedings at this time.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the Pink Sheets. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the NASD OTC Bulletin Board for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Index

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
2010 – High	$0.61	(1)
2010 – Low	$0.38	(1)
2009 – High	$0.50		$0.33	$0.50	$0.70
2009 – Low	$0.16		$0.17	$0.06	$0.26
2008 – High	$0.51		$0.26	$0.12	$0.50
2008 – Low	$0.21		$0.05	$0.04	$0.04

Our stock is also quoted on the Frankfurt Exchange under the symbols “A4G.FSE,” and “A4G.ETR” and on the Berlin-Bremen Exchange under the symbol “A4G.BER”.

(1) The high and low bid prices for our Common Stock for the First Quarter of 2010 were for the period January 1, 2010 to March 31, 2010.

As of March 31, 2010, there were 718 holders of record of the Common Stock.

No cash dividends were paid in 2008, 2009 and the subsequent period to March 31, 2010. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and our cash requirements.

We do not have securities authorized for issuance under an equity compensation plan.

No securities were issued without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2009.

We did not effect any repurchases of our securities during the fourth quarter of Fiscal 2009.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and analysis of Financial Condition and results of Operations

(A)	General

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

We had no revenues during fiscal 2009 and 2008. Funds raised in fiscal 2009 and 2008 were used for exploration of our properties and general administration.

Index

(B)	Results of Operations

Year Ended December 31, 2009 (Fiscal 2009) versus Year Ended December 31, 2008 (Fiscal 2008)

For the year ended December 31, 2009 we recorded a loss of $1,779,477 or $0.03 per share, compared to a loss of $520,105 or $0.01 per share in 2008.

General and administrative expenses – For the year ended December 31, 2009 we recorded general and administrative expenses of $697,039 (fiscal 2008 - $442,832). The fiscal 2009 amount includes professional fees - accounting $43,263 (fiscal 2008 - $56,898) and legal $10,787 (fiscal 2008 - $79,540). Recent developments in capital markets have restricted access to debt and equity financing for the Company. As a result, the Company reduced its 2009 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the year ended December 31, 2009 we recorded exploration expenses of $67,973 compared to $77,273 in fiscal 2008. The following is a breakdown of the exploration expenses by property: Brazil $65,956 (2008 - $74,723) and Canada, Kumealon property $2,017 (2008 - $2,550).

Depreciation expense – For the year ended December 31, 2009 we recorded depreciation expense of $13,172 compared to $14,426 in fiscal 2008.

(C)	Capital Resources and Liquidity

December 31, 2009 versus December 31, 2008:

Recent developments in capital markets have restricted access to debt and equity financing for many companies. The Company's exploration properties are in the exploration stage, have not commenced commercial production and consequently the Company has no history of earnings or cash flow from its operations. As a result, the Company is reviewing its 2010/2011 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

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

At December 31, 2009, we had cash of $556,957 (2008 - $16,511) and a working capital deficiency of $893,013 (2008 working capital deficiency - $1,092,000). Total liabilities as of December 31, 2009 were $1,523,226 as compared to $1,691,579 at December 31, 2008, a decrease of $168,353. In September 2009, 3,000,000 common shares were authorized for issuance at $0.10 per share for cash proceeds of $300,000.  The shares were physically issued in January 2010 to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). The Company’s agent was paid a commission of 420,000 shares of common stock of the Company. The shares were physically issued to the agent in January 2010. In September 2009, convertible notes payable and related accrued interest aggregating $739,152 (AUD $850,479) were settled through the issuance of 5,000,000 shares of common stock of the Company. The shares were issued to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). In November 2009, 100,000 shares were authorized for issuance in connection with debt settlements at $0.18 per share. The shares were physically issued in January 2010 to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). In November 2009, 150,000 shares were authorized for issuance in connection with debt settlements at $0.24 per share. The shares were physically issued in January 2010 to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). In December 2009, 1,666,667 common shares were authorized for issuance at $0.30 per share for net cash proceeds of $500,000.  The shares were physically issued in January 2010 to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). In December 2008, 2,603,333 shares of the common stock of the Company were issued to settle debts of $156,200. The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). Of the 2,603,333 common shares issued, 1,488,533 common shares were issued to a director in payment of his services valued at $75,108 and expenses valued at $14,204. In July 2008, the Company issued 250,000 shares of common stock of the Company valued at $25,000 to a director of the Company’s subsidiary as consideration for arranging property acquisitions in the Tapajos Gold Province, State of Pará, Brazil. The shares were issued to an individual who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

Index

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $395,791 from operating activities in 2009. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2010 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities: The Company used cash of $395,791 (used cash in 2008 - $649,028) through the year ended December 31, 2009. The following is a breakdown of cash used for operating activities: Depreciation and amortization of $13,172 (2008 - $14,426), realized loss on debt settlement was $1,014,465 (2008 - $0), foreign exchange loss related to notes payable $144,701 (gain in 2008 - $169,235). Changes in prepaid expenses and other assets resulted in a decrease of $55,121 compared to a decrease of $19,190 in 2008. There was an increase in accounts payable and accrued expenses of $266,469 compared to an increase of $20,076 in 2008.

Index

Investing Activities: During the year ended December 31, 2009 investing activities consisted of expenditures on the purchase of assets of $0 (2008 - $250) and proceeds from the disposal of assets of $0 (2008 - $2,312).

Financing Activities: The Company intends to finance its activities by raising capital through the equity markets. Proceeds from common stock were $800,000 (2008 - $0). During fiscal 2009 the Company did not repay any advances from a related party, in fiscal 2008 the Company repaid advances from a related party of $161,441.

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

Index

Share Capital

At March 31, 2010, the Company had:

°	Authorized share capital of 100,000,000 common shares with par value of $0.001 each.

°
68,408,522 common shares were issued and outstanding as at March 30, 2010 (December 31, 2009 – 68,408,522). If the holders were to acquire all 2,300,000 shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $598,000.

°	2,300,000 stock options outstanding under the Company’s incentive stock option plan. The stock options are exercisable at of $0.26 per share, with expiry date of August 6, 2012.

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

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, the Company may curtail a portion of its capital and exploration expenditures during 2010/2011.

We are currently concentrating our exploration activities in Brazil and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

Off-Balance Sheet Arrangements

During the year ended December 31, 2009, the Company was not a party to any off-balance-sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the results of operations, financial condition, revenues or expenses, liquidity, capital expenditures or capital resources of the Company.

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Index

Forward-Looking Statements

This annual report contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies, (c) expectations from our ongoing sponsored research and development activities (d) anticipated trends in the technology industry, (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “DESCRIPTIONS OF OUR BUSINESS AND PROPERTY,” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “RISK FACTORS” and matters described in this form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. We will have little likelihood of long-term success unless we are able to continue to raise capital from the sale of our securities until, if ever, we generate positive cash flow from operations.

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

Index

During the next 12 months we intend to raise additional funds through equity offerings and/or debt borrowing to meet our administrative/general operating expenses and to conduct work on our exploration properties. There is, of course, no assurance that we will be able to do so and we do not have any agreements or arrangements with respect to any such financing.

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

Our exploration work program in 2010 will focus on the Brazilian properties and will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

We have set up a field operations centre at the São Domingos property and intend to continue to focus our exploration activities on anomalies associated with the São Domingos Property.  We selected the São Domingos property based on its proximity to our other properties, and the logistics currently in place.  Access to the São Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

In late May 2006 we followed up previous exploration of the Sao Domingos property with the initiation of a projected 5,000 metre diamond-drilling program.  Drilling targeted various soil anomalies and lithogical trends outlined by mapping and sampling of out cropping rocks.  Drilling tested areas around the Atacadau gold occurrence, the Esmeril occurrence and Fofoca area.  These areas have been the focus of both alluvial and relatively shallow underground hard rock (oxidized) mining.  The lithology is porphyritic Pararui granite containing stockwork quartz veins. Limited historical underground production was carried out via shafts sunk in the oxidized material peripheral to the dominant quartz veins.  No dewatering was utilized and generally mining ceased, as water became a problem. Drilling completed during 2006 resulted in a volume of mineralized material which was calculated on the first 17 drill holes targeting high grade gold in quartz veins and altered host rocks. Drill hole line spacing of 40m was used in the initial appraisal.

After reviewing the geology and grade continuity from 2006 drilling on the Mineralized material at the Sao Domingos- Fofoca project, the Company initiated further drilling during July 2007 to test target extensions of the current mineralized material as well as to infill current drilling to increase the confidence levels. The initial calculation resulted in a volume of mineralized material containing approximately 130,000 ounces of gold at 2.0 g/t using a cut off 0f 0.5 g/t.

Currently the mineralized material still remains open along strike in both directions and at depth. Aurora will continue to evaluate the potential, and is confident that Fofoca could evolve along strike and link up with other noted targets further along strike. To test the strike continuity a ground geophysical survey was conducted during the third quarter of 2007 along the Fofoca mineralized structure.  The results demonstrated that geophysical anomalism, similar to that recognized over the known mineralisation of the Fofoca mineralisation, was noted and the anomaly continues further west to join up with the known mineralisation of the Cacheira area.  The results also show that this mineralisation may split into other loads of mineralisation of similar proportions to that known over the current mineralisation.  This has the potential to increase the known resource by at least 50%.

Index

In 2010, we will continue to follow up exploration on the Fofoca area and to initiate further exploration programs on other areas of the Sao Domingos property.  It is anticipated that we will drill a series of holes within the Fofoca area for engineering and metallurgical test work as well as to test for depth extensions of the known mineralisation.  Other  Exploration on the São Domingos property areas will involve further mapping of the outcrop geology and sampling soils and scree from shafts of previous workers in order to confirm lithologies and structural trends noted from drilling and published government maps.  Currently, four anomalous areas on the Sao Domingos property have been identified from soil and rock chip sampling, at Atacadao, Esmeril, Fofoca and Cachoeira, and we plan to conduct further investigation.

A recent discovery was made on the Atatcadau area and has been called Colibri.  Here artisanal miners uncovered an area of stock work mineralisation that was subsequently sampled and returned some high-grade assays.  Further sampling of material that was exposed by artisanal activity around the Colibri occurrence was conducted.  Whilst monitoring the artisanal activity mapping and measurements of the structures and orientations of theoretical mineralisation channels were conducted.  The results showed that there are possible correlations to the Atacadau mineralisation noted from previous mapping and drilling.  We intend to cut trenches across the strike of the mineralizing structures to better understand the size both laterally and along strike.  We will then test the strike extent with geophysics in a similar manner as that conducted on the Fofoca area.

Exploration on the São João, and the adjoining Comandante Araras properties during early 2007 included trenching and mapping.  Sample results of a trench on the main vein resulted in 80m at 30.94 g/t gold. Recent sampling and mapping has shown this vein system to be extensive and a series of other veins have been located and sampled.

Together with our joint venture partner, Samba, we completed a ground geophysics program on the São João property. The program targeted areas of known mineralisation and covered the area along to the northeast to link up with other known mineralisation.  Results to date show that the area has a geophysical trend continuing on from the known mineralisation.  During the geophysics program, other veins were noted and sampled and returned anomalous gold grades.  Together with Samba, in 2010, we intend to evaluate the geophysics and determine various targets to test the sub surface extent of the known mineralisation, and to test the geophysical anomalies within the area.

We are not planning to do any exploration work on the British Columbia Kumealon limestone property in 2010.

We are currently conducting due diligence on the Front Range Property in Boulder Colorado and should we go forward with the acquisition Aurora plans to update all permits and schedule operations with a view to recommencing the production of gold concentrate.

(D)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 to our December 31, 2009 consolidated financial statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Index

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 10 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2009 and 2008, the Company did not have proven reserves.

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

During the fiscal year 2009, consulting fees of $86,380 (2008 – $134,558) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.
Included in accounts payable - related parties at December 31, 2009 is $127,813 payable to directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

Included in advances payable - related party at December 31, 2009 is $50,000 payable to a director of the Company. The advance is non-interest bearing and due on demand.

(F)	Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Index

Item 8.	Financial Statements and Supplementary Data

Our audited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated April 1, 2010

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations from October 10, 1995 (commencement of operations) to December 31, 2009 and for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (loss) for period from October 10, 1995(commencement of operations) to December 31, 2009

Consolidated Statements of Cash Flows for period from October 10, 1995(commencement of operations) to December 31, 2009 and for the years ended December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

December 31, 2009 and 2008

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Index

CERTIFIED PUBLIC ACCOUNTANTS	TEL 206.382.7777 • FAX 206.382.7700
601 UNION STREET. SUITE 2300	www.pscpa.com
SEATTLE, WASHINGTON 98101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aurora Gold Corporation

We have audited the accompanying consolidated balance sheets of Aurora Gold Corporation (an exploration stage company) and Subsidiary ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Gold Corporation (an exploration stage company) and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception, has not been able to generate any operating revenues to date, and used cash from operations of $395,791 in 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 1, 2010

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2009 and 2008	December 31	December 31
(Expressed in U.S. Dollars)	2009	2008

ASSETS
Current assets
Cash	$556,957	$16,511
Prepaid expenses and other assets	73,256	30,555
Total current assets	630,213	47,066

Equipment, net	105,201	88,973
Total assets	$735,414	$136,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$795,413	$639,066
Accounts payable and accrued expenses - related party	127,813	-
Advances payable	50,000	-
Advances payable – related party	50,000	-
Loans payable	500,000	500,000
Total current liabilities	1,523,226	1,139,066
Convertible notes payable	-	518,025
Accrued interest on convertible notes payable	-	34,488
Total liabilities	1,523,226	1,691,579

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2008 - 100,000,000) with par value $0.001 each
Issued and outstanding:
68,408,522 (December 31, 2008 - 58,071,855) common shares	68,408	58,071
Additional paid-in capital	14,707,818	12,110,779
Accumulated deficit during the exploration stage	(15,471,179)	(13,691,702)
Accumulated other comprehensive income (loss)	(92,859)	(32,688)
Stockholders' equity (deficiency)	(787,812)	(1,555,540)
Total liabilities and stockholders' equity (deficiency)	$735,414	$136,039

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Operations	October 10	Year Ended	Year Ended
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
	to December 31	December 31	December 31
	2009	2009	2008

Expenses
Administrative and general	$1,388,411	$122,061	$152,309
Depreciation and amortization	99,491	13,172	14,426
Imputed interest on loan payable - related party	1,560	-	-
Interest and bank charges	360,242	90,554	115,501
Foreign exchange loss (gain)	(21,484)	150,181	(171,902)
Professional fees - accounting and legal	1,138,368	54,050	136,438
Property search and negotiation	329,695	104,497	-
Salaries, management and consulting fees	2,172,532	162,524	196,060
	5,468,815	697,039	442,832
Exploration expenses	8,779,413	67,973	77,273
Write-off of mineral property costs	172,981	-	-
	14,421,209	765,012	520,105

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-
Interest income	22,353	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-
Loss on investments	(37,971)	-	-
Loss on spun-off operations	(316,598)	-	-
Loss on debt extinguishment	(1,014,465)	(1,014,465)	-
	(1,049,970)	(1,014,465)	-
Net loss for the period	$(15,471,179)	$(1,779,477)	$(520,105)

Loss per share
- basic and diluted		$(0.03)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted		60,442,661	55,325,371

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (loss)
October 10, 1995 (inception) to December 31, 2009
(Expressed in U.S. dollars)

					Accumulated		Accumulated	Total
			Additional	Compre-	(deficit) during	Advances for	other	stockholders'
	Common Stock		paid-in	hensive	exploration	Stock	comprehensive	equity
	Shares	Amount	capital	(loss)	stage	Subscriptions	income (loss)	(deficiency)

Balance, December 31, 1994	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock for
- settlement of indebtedness	11,461,153	11,461	-	-	-	-	-	11,461
Net (loss) for the period	-	-	-	-	-	-	-	-
Total comprehensive (loss)				-

Balance December 31, 1995	11,461,153	11,461	-		-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-	-	-	(7,641)
Issuance of common stock for
- cash at $0.001 per share	5,800,000	5,800	341,761	-	-	-	-	347,561
- resource property	300,000	300	2,700	-	-	-	-	3,000
Net (loss) for the period	-	-	-	(361,208)	(361,208)	-	-	(361,208)
Total comprehensive (loss)				(361,208)

Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	-	(6,827)
Issuance of common stock for
- cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	-	745,158
Net (loss) for the period	-	-	-	615,880	(615,880)	-	-	(615,880)
Total comprehensive (loss)				615,880

Balance December 31, 1997	10,670,387	10,670	1,088,869		(977,088)	-	-	122,451
Issuance of common stock for
- settlement of indebtedness	96,105	96	68,601	-	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	-	107,500
Grant of options to employees and directors	-	-	518,900	-	-	-	-	518,900

Index

Grant of options to consultants	-	-	172,100	-	-	-	-	172,100
Net (loss) for the period	-	-	-	(1,151,604)	(1,151,604)	-	-	(1,151,604)
Total comprehensive (loss)				(1,151,604)

Balance December 31, 1998	11,181,492	11,182	2,259,304		(2,128,692)	-	-	141,794
Issuance of common stock for
- settlement of indebtedness	231,286	231	160,151	-	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	-	20,312
Grant of options to consultants	-	-	29,500	-	-	-	-	29,500
Cash advanced on stock subscriptions	-	-	-	-	-	425,000	-	425,000
Net (loss) for the period	-	-	-	(855,391)	(855,391)	-	-	(855,391)
Total comprehensive (loss)				(855,391)

Balance December 31, 1999	11,460,649	11,461	2,484,219		(2,984,083)	425,000	-	(63,403)
Issuance of common stock for
- settlement of indebtedness	199,000	199	99,301	-	-	-	-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	-	-	(175,000)	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	-	-	(250,000)	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-		4,050
Spin-off of Aurora Metals (BVI) Limited	-	-	316,498	-	-	-	-	316,498
Net (loss) for the period	-	-	-	(677,705)	(677,705)	-	-	(677,705)
Total comprehensive (loss)				(677,705)

Balance December 31, 2000	12,873,943	12,874	3,271,163		(3,661,788)	-	-	(377,751)
Components of comprehensive income (loss)
- Net income for the period	-	-	-	128,545	128,545	-	-	128,545
- Unrealized holding losses on available-for-sale securities	-	-	-	(141,928)	-	-	(141,928)	(141,928)
Total comprehensive (loss)				(13,383)

Balance December 31, 2001	12,873,943	12,874	3,271,163		(3,533,243)	-	(141,928)	(391,134)
Issuance of common stock for - settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	-	355,200
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(137,329)	(137,329)	-	-	(137,329)
- Unrealized holding losses on available-for-sale securities	-	-	-	141,928	-	-	141,928	141,928

Index

Total comprehensive (loss)				4,599

Balance, December 31, 2002	16,581,981	16,582	3,622,655		(3,670,572)	-	-	(31,335)
Issuance of common stock for
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	-	25,000
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(96,404)	(96,404)	-	-	(96,404)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				(96,404)

Balance, December 31, 2003	19,434,431	19,434	3,762,361		(3,766,976)	-	-	14,819
Issuance of common stock for
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	-	22,500
Imputed interest	-	-	1,560	-	-	-	-	1,560
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(223,763)	(223,763)	-	-	(223,763)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				(223,763)

Balance, December 31, 2004	19,534,431	19,534	3,786,321		(3,990,739)	-	-	(184,884)
Issuance of common stock for
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	-	162,500
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(457,271)	(457,271)	-	-	(457,271)
- Unrealized holding losses on available-for-sale securities	-	-	-	(4,614)	-	-	(4,614)	(4,614)
Total comprehensive (loss)				(461,885)
Balance, December 31, 2005	36,218,522	36,218	4,582,137		(4,448,010)	-	(4,614)	165,731
Issuance of common stock for
- cash in February 2006 at $0.50 per share less issuance costs of $110,000	8,000,000	8,000	3,882,000	-	-	-	-	3,890,000
- non cash finder's fee in December 2006 at $0.70 per share	250,000	250	174,750	-	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	-	500,000

Index

Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(5,463,855)	(5,463,855)	-	-	(5,463,855)
- Foreign currency translation adjustments	-	-	-	(3,692)	-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss	-	-	-	4,614	-	-	4,614	4,614
Total comprehensive (loss)				$(5,462,933)
Balance, December 31, 2006	45,468,522	$45,468	$9,137,887		$(9,911,865)	$-	$(3,692)	$(732,202)
Issuance of common stock for
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	-	250,000
- cash and settlement of debt in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per	250,000	250	49,750	-	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	-	800,000
Stock option compensation expense	-	-	454,295	-	-	-	-	454,295
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(3,259,732)	(3,259,732)	-	-	(3,259,732)
- Foreign currency translation adjustments	-	-	-	(65,255)	-	-	(65,255)	(65,255)
Total comprehensive (loss)				$(3,324,987)
Balance, December 31, 2007	55,218,522	$55,218	$11,932,432		$(13,171,597)	$-	$(68,947)	$(1,252,894)

Issuance of common stock for
- non cash finder's fee in July 2008 at $0.10 per share	250,000	250	24,750	-	-	-	-	25,000
- settlement of indebtedness in December 2008 at $0.06 per share	2,603,333	2,603	153,597	-	-	-	-	156,200
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(520,105)	(520,105)	-	-	(520,105)
- Foreign currency translation adjustments	-	-	-	36,259	-	-	36,259	36,259
Total comprehensive (loss)				$(483,846)
Balance, December 31, 2008	58,071,855	$58,071	$12,110,779		$(13,691,702)	$-	$(32,688)	$(1,555,540)

Issuance of common stock for
- settlement of indebtedness in September 2009	5,000,000	5,000	1,748,616	-	-	-	-	1,753,616
- cash in September 2009 at $0.10 per share net of finder’s fee (paid in stock)	3,000,000	3,000	255,000	-	-	-	-	258,000
- non cash finder’s fee in September 2009 at $0.10 per share	420,000	420	41,580	-	-	-	-	42,000
- settlement of indebtedness in November 2009 at $0.18 per share	100,000	100	17,899	-	-	-	-	17,999

Index

- settlement of indebtedness in November 2009 at $0.24 per share	150,000	150	35,611	-	-	-	-	35,761
- cash in December 2009 at $0.30 per share	1,666,667	1,667	498,333	-	-	-	-	500,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(1,779,477)	(1,779,477)	-	-	(1,779,477)
- Foreign currency translation adjustments	-	-	-	(60,171)	-	-	(60,171)	(60,171)
Total comprehensive (loss)				$(1,839,648)
Balance, December 31, 2009	68,408,522	$68,408	$14,707,818		$(15,471,179)	$-	$(92,859)	$(787,812)

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Year	Year
Consolidated Statements of Cash Flows	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to December 31	December 31	December 31
	2009	2009	2008

Cash flows from operating activities
Net loss for the period	$(15,471,179)	$(1,779,477)	$(520,105)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	99,491	13,172	14,426
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	748,800	-	25,000
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- realized loss on debt extinguishment	1,014,465	1,014,465	-
- foreign exchange (gain) loss related to notes payable	(24,534)	144,701	(169,235)
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(95,252)	(55,121)	(19,190)
- increase (decrease) in accounts payable and accrued expenses (including related party)	1,454,924	266,469	20,076
Net cash used in operating activities	(10,822,792)	(395,791)	(649,028)

Cash flows from investing activities
Purchase of equipment	(187,548)	-	(250)
Proceeds on disposal of equipment	16,761	-	2,312
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(322,429)	-	2,062

Cash flows from financing activities
Proceeds from common stock less issuance costs	9,642,339	800,000	-
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	1,469,252	-	687,260
Net proceeds from advances payable	50,000	50,000	-
Net proceeds from (payments on) advances payable -related party	50,000	50,000	(161,441)
Net cash provided by financing activities	11,500,591	900,000	525,819

Effect of exchange rate changes on cash and cash equivalents	201,587	36,237	133,749
Increase (decrease) in cash and cash equivalents	556,957	540,446	12,602
Cash, beginning of year	-	16,511	3,909
Cash, end of period	$556,957	$556,957	$16,511

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2009 and 2008

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $395,791 from operating activities in 2009. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.	Significant Accounting Policies

(a)	Principles of Accounting

The Company follows accounting standards set by the Financial Accounting Standards Board, referred to as the “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure they consistently report their financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, referred to as Codification or “ASC”. The FASB finalized the codification effective for periods ending on or after September 15, 2009.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

(c)	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at December 31, 2009 and 2008. No amounts were paid for income taxes or interest in 2009 or 2008.

Index

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2009 and 2008

2.	Significant Accounting Policies (continued)

(d)	Equipment

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:

Vehicles	10 years
Office equipment, furniture and fixtures	2 to 10 years

(e)	Mineral Properties and Exploration Expenses

The Company accounts for its mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized.  All sales and option proceeds received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2009 and 2008, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

(f)	Share-Based Payment

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with GAAP.

Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Sholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

(g)	Interest Expense

Interest expense was approximately $107,781 in 2009 (2008 - $109,660) respectively.

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Aurora Gold Mineracao Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Reals. The Brazilian Real to U.S. dollar exchange rate at December 31, 2009 was U.S. $0.57660 to 1 Real.

Index

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2009 and 2008

2.	Significant Accounting Policies (continued)

(h)	Foreign Currency Translations and Transactions (continued)

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Income and Expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of operations.

(i)	Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions in Canada and Brazil. The Company had funds deposited in banks beyond the insured limits as of December 31, 2009 but not as of December 31, 2008.

(j)	Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with GAAP.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through December 31, 2009.

(k)	Comprehensive income

The Company has adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity (Deficiency) and Comprehensive Income (loss). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at December 31, 2009 and 2008.

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

The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances payable, and loans payable approximate their fair value because of the short-term nature of these instruments. The carrying value of the convertible notes payable approximate their fair value because interest rates of long-term convertible notes payable approximate market interest rates.

Index

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2009 and 2008

2.	Significant Accounting Policies (continued)

(l)           Fair Value of Financial Instruments and Risks (continued)

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Brazil) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(m)	Income Taxes

The Company has adopted ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

In July 2006, the FASB issued an interpretation which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with GAAP.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Estimated interest and penalties related to recording uncertain tax positions when recorded are included as a component of income tax expense on the consolidated statement of operations. The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The Company’s tax returns are open to audit for the years ending December 31, 2004 to 2009.

(n)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for 2009 and 2008 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of 2,300,000 stock options in 2009 and 2008 and the convertible note payable (convertible into 1,726,750 common shares at December 31, 2008) in 2008.

(o)	New Accounting Pronouncements

The Company considers the effects of new accounting pronouncements on the accounting, presentation and disclosure of its consolidated financial statements as such pronouncements become known. At present, there are no such pronouncements that the Company expects will have a material impact on these consolidated financial statements.

Index

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2009 and 2008

3.	Mineral Properties and Exploration Expenses

British Columbia, Canada – Kumealon Property

In February 1999, the Company acquired, by staking, a 741 acre limestone property located on the north shore of Kumealon Inlet, southeast of Prince Rupert, British Columbia, Canada.  A finder’s fee of 25,000 shares of common stock of the Company was issued in connection with these claims.

In fiscal year 2000, there were no proven mineral reserves discovered and the Company continuously operated with a working capital deficiency.  These conditions raised substantial doubt regarding the recovering of the capitalized acquisition cost. Pursuant to GAAP the Company wrote off the capitalized acquisition cost of $23,630 to operations. The Company's ownership interest in this property is still in good standing.

Gold properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil

Comandante Araras Project - DNPM Processes 853.785/93 to 853.839/93 inclusive:

Aurora has good title over the mineral rights which were granted by the Brazilian Department of Mines (Departamento Nacional de Produção Mineral – “DNPM”) as DNPM Process numbers 853.785/93 to 853.839/93 inclusive and which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The Comandante Arara mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The Comandante Arara mineral rights comprise 55 Applications for Alluvial Mine of 50 hectares each and the Applications for the rights were presented to DNPM on October 05, 1993. The conversion to Exploration Permits has not been applied for yet. The assignment of the Comandante Araras mineral rights to Aurora can only be done after the approval for the conversion of the Applications and the actual granting of an Exploration Permit to the previous Holder.

The Comandante Araras Option Agreement dated July 2, 2007, and amendments dated June 2, 2008, November 10, 2008, and September 18, 2009, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Comandante Araras property mineral rights via structured cash payments. The total option agreement payments for the mineral rights are structured as follows: November 1, 2006 R$20,000 (paid); November 15, 2006 – R$40,000 (paid); December 15, 2006 R$40,000 (paid); May 18, 2007 - R$15,000 (paid); May 29, 2007 – R$50,000 (paid); June 25, 2008 – USD $80,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); November 30, 2008 – USD $20,000 or 100,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); November 30, 2008 – 400,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (to be issued by Samba when the Exploration Permit is granted and transferred to Aurora). The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

São João Project - DNPM Processes 851.533/94 to 851.592/94 inclusive:

Aurora has good title over the mineral rights which were granted as DNPM Process numbers 851.533/94 to 851.592/94 inclusive and which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São João mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The São João mineral rights comprise 60 Applications for Alluvial Mine of 50 hectares each which was presented to DNPM on May 16, 1994. On August 30, 2006 the previous holder of the Applications applied for the conversion of the Applications to Exploration Permits. When the conversion request is approved by the Authorities, the previous holder will be

Index

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2009 and 2008

3.	Mineral Properties and Exploration Expenses

São João Project - DNPM Processes 851.533/94 to 851.592/94 inclusive: (continued)

granted the Exploration Permit for an area of 3000 ha. The assignment of the São João mineral rights to Aurora can only be done after the approval of the Applications and the actual granting of an Exploration Permit to the previous Holder.

The São João Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the São João mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); December 5, 2008 – USD $40.000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 009 to December 31, 2009 paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); July 30, 2011 – USD $950,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

São Domingos Project - DNPM Processes 850.684/06 and 850.782/05:

(a)	DNPM Processes 850.684/06

Aurora has good title over the mineral rights which were granted as DNPM Process number 850.684/06 and which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São Domingos mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of Aurora. On September 13, 2006 the Company applied to the DNPM for the conversion of the Application to an Exploration Permit covering and area of 4914.18 hectares. The DNPM Process 850.684/06 had assured priority over 525 hectares and therefore, the area will be reduced from 4914.18 to 525 hectares. No payments or royalties are due regarding DNPM Process 850.384/06.

(b)	DNPM Processes 850.782/05:

Aurora has good title over the mineral rights which were granted as DNPM Process number 850.782/05 and which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São Domingos mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of Aurora. On November 8, 2005 the Company applied to the DNPM for the conversion of the Application to an Exploration Permit covering and area of 5651.93 hectares. The Exploration Permit was granted on November 28, 2006 for a three (3) year period, renewable for three (3) additional years.  On September 28, 2009 the Company applied for the renewal of the Exploration Permit but it has not yet been granted by the DNPM. No payments or royalties are due regarding DNPM Process 850.782/05.

Index

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2009 and 2008

3.	Mineral Properties and Exploration Expenses (continued)

Boulder County, Colorado, U.S.A. – Front Range Gold Project

In November 2009, the Company signed a letter agreement with Global Minerals Limited which was subsequently amended on February 24, 2010, to acquire an initial 70% interest in the Front Range Gold Project located in Boulder County, Colorado. The Company paid a one-time nonrefundable fee of $100,000 on signing the letter agreement which is included in property search and negotiation expenses in the consolidated statement of operations for 2009. A further $400,000 is due on signing of the formal agreement on or before April 12, 2010, which as of the date of this report, has not yet occurred. Because of the uncertainty of the signing of the formal agreement, no liability for the amount due to be paid on signing has been recorded at December 31, 2009.

4.	Joint Venture with Samba Minerals Limited

In May 2008, the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer an 80% participation interest in the relevant property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode (since dropped) projects. The term of the first right of refusal expires on August 1, 2010. Feasibility studies have not been completed as of December 31, 2009, and thus no joint venture has been formed as of that date.

5.	Equipment

	December 31, 2009	December 31, 2008
Vehicles	$86,778	$64,265
Office equipment	64,544	52,459
Furniture and fixtures	21,258	15,742
	172,580	132,466
Accumulated depreciation	(67,379)	(43,493)
	$105,201	$88,973

The majority of equipment held at December 31, 2009 and 2008 is located in Brazil.

Index

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2009 and 2008

6.	Advances, Notes and Loans Payable

The Company has two loans payable of $250,000 each totaling $500,000 at December 31, 2009 and 2008, that bear interest at 6% per annum, are due on demand and are unsecured. The Company also has two advances payable (one to a related party) of $50,000 each totaling $100,000 at December 31, 2009. The advances are non-interest bearing and are due on demand.

In September 2009, convertible notes payable and related accrued interest aggregating US $739,152 (Australian Dollars $850,479) were settled through the issuance of 5,000,000 shares of common stock of the Company. The issuance price of the shares issued on settlement was lower than the stated conversion price in the loan agreements of $0.30 per share. Thus, this transaction was considered an inducement to convert and accounted for as such resulting in a loss of $1,014,465 being recorded on the consolidated statement of operations for 2009.

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

The following is a summary of stock option activity for the years ended December 31, 2009 and 2008, and the status of stock options outstanding at December 31, 2009:

	Shares	Exercise price	Remaining Contractual Life (yrs) at 12/31/09	Aggregate Intrinsic value at 12/31/09
Outstanding at January 1, 2008	2,300,000	$0.26		$
Granted	-	-	-		-
Outstanding and exercisable at December 31, 2009 and 2008	2,300,000	$0.26	2.6		$667,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.

There were no stock options granted during 2008 and 2009.

Index

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2009 and 2008

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a.
During the fiscal year 2009, consulting fees of $86,380 (2008 – $134,558) were paid to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related party at December 31, 2009 is $127,813 payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

9.	Non-Cash Investing and Financing Activities

In November 2009, 150,000 shares of common stock of the Company were authorized for issuance to settle debts of $35,761.

In November 2009, 100,000 shares of common stock of the Company were authorized for issuance to settle debts of $17,999.

In September 2009, 5,000,000 shares of common stock of the Company were issued to settle an outstanding note payable and related accrued interest of $739,152.

In September 2009, 420,000 shares of common stock of the Company were authorized for issuance to pay a finders fee of $42,000 related to a private placement of 3 million shares of common stock of the Company.

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

a.
The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. The Company has net losses for tax purposes in the United States and Brazil totaling approximately $6,312,000 and $6,621,000, respectively, which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2009 and 2008. The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Index

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2009 and 2008

10.	Income Taxes (continued)

The right to claim the losses in the United States expire as follows:

2011	$231,000
2012	564,000
2018	331,000
2019	795,000
2020	550,000
2022	138,000
2023	90,000
2024	222,000
2025	457,000
2026	1,094,000
2027	800,000
2028	561,000
2029	479,000
$6,312,00

Tax loss carryforwards in Brazil have no expiration dates and are available to offset up to 30% of annual income before tax in any year.

b.	The tax effects of temporary difference that give rise to the Company's net deferred tax asset are as follows:

	2009	2008

Tax loss carry forwards	$4,397,000	$4,195,000
Valuation allowance	(4,551,000)	(4,291,000)
Stock compensation expense	154,000	154,000
Foreign exchange gain related to outstanding notes payable	-	(58,000)
	$-	$-

c.	The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	2009	2008

Tax at statutory rate	$(605,000)	$(177,000)
Loss on debt extinguishment (non deductible)	345,000	-
Change in valuation allowance for deferred tax asset	260,000	177,000
Income tax expense	$-	$-

11.	Subsequent Events

During the month of January 2010, the Company received four advances totaling $1,350,000. The advances are non-interest bearing and are due on demand.

Index

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Accountants concerning accounting or financial disclosure.

Item 9A	CONTROLS AND PROCEEDURES

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

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2009 our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

The Company’s Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to the existence of material weaknesses, as described in greater detail below.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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

Index

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended December 31, 2009, certain deficiencies in internal control became evident to management that represent material weaknesses, including,
(i)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently do not have an independent director on our board, which is comprised of 2 directors, and on our audit committee, which is comprised of 2 directors. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended December 31, 2009, we had one person on staff at our executive office and two persons at our Brazil office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

Index

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

(vi)
Accounting for Non-Standard Transactions. Occasionally the Company enters into transactions that are more complex from an accounting perspective. These transactions by their nature require greater technical accounting expertise and greater consideration of related facts and circumstances to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles. Such a transaction in 2009 included accounting for a loss on extinguishment of convertible debt. To be stated properly, a material audit adjustment was required. This condition is indicative of the existence of a material weakness.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.
We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-K. Such remediation activities include the following:

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

Name and Address	Age and Position

Michael E Montgomery 100 Lewis Street Lamington, Western Australia, 6430 Australia	Age 44, Director since 27 April 2007.

Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	Age 48, President, CEO and Director since 27 April 2007.

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

Index

Lars Pearl, 48, President, Director and Chief Executive Officer of Cigma Metals Corporation (2004 to 2008); Mr. Pearl has been self employed as a geological consultant from 1993 to 2004.  Mr. Pearl has spent over 10 years as a geological consultant to projects in Australia, Tanzania, Russia, Kazakhstan, Peru, Colombia and Ecuador.  During the last 5 years Mr. Pearl was acting as a consultant geologist to various companies, including Aurora Gold Corporation in Australia, Brazil and Tanzania before joining the board of Aurora Gold Corporation in April 2007.  Mr. Pearl devotes approximately 50% of his time dealing with the affairs of Aurora Gold.

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

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2009, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934.

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

Index

Committees

During the years ended December 31, 2009 and 2008 and the subsequent period to March 31, 2010 our entire board of directors acted as our Executive, Audit, Compensation and Benefits and Nominating and Corporate Governance Committees. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2009 and the subsequent period to March 31, 2010 the Compensation and Benefits Committee held one meeting by telephone conference call and the audit committee held five meetings by telephone conference call.

During fiscal years 2009/2010, there were informal meetings held by the Audit Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee. During fiscal 2009 and the period ended March 31, 2010 the audit committee reviewed the December 31, 2008 audited consolidated financial statements, the first, second and third quarter of 2009 interim unaudited consolidated financial statements and the December 31, 2009 audited consolidated financial statements.

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

Compensation of Directors

During the fiscal year 2009 we paid Consulting Fees of $86,380 (2008 - $134,558) to directors of the Company and its subsidiary for their services as officers of the Company (see the Executive Compensation table on page 35). The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Standard Arrangements

We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During the years ended December 31, 2009 and 2008, we paid non-officer directors $0 and $0, respectively, in consulting fees.

Corporate Governance Principles / Code of Ethics

Effective in 2004, our Company's board of directors adopted Corporate Governance Principles / Code of Business Conduct and Ethics that applies to, among other persons, all Officers, Directors, Employees and consultants of the company and its affiliates

Index

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

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last two completed fiscal years:

Executive Compensation
		Annual Compensation			Long-Term Compensation
					Awards		Payments
Name And Principal Position (a)	Year (b)	Salary ($) (c)	Bonuses ($) (d)	Other Annual Compen- sation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Under- Lying Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other Compen- sation ($) (i)

Lars M. Pearl (1)	2009	86,380	-0-	-0-	None	1,000,000	None	-0-
President, CEO and	2008	75,108	-0-	-0-	None	1,000,000	None	-0-
Director	2007	80,650	-0-	-0-	None	1,000,000	None	-0-

Hans Biener	2009	-0-	-0-	-0-	None	500,000	None	-0-
Director of	2008	38,707	-0-	-0-	None	500,000	None	-0-
Subsidiary	2007	86,810	-0-	-0-	None	500,000	None	-0-

None of our officers or directors is a party to an employment agreement with us.

Options/SAR Grants Table

We awarded no stock purchase options, or any other rights, to any of our directors or officers during the year ended December 31, 2009.

Index

On August 6, 2007, we awarded 2,300,000 stock purchase options to directors, officers and employees at $0.26 per share. The term of these options is five years. The options are exercisable at any time from the grant date up to and including the 6th day of August 2012. The stock purchase options were fully vested on the date of grant.

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

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2008 and 2009 and the period ended March 31, 2010 we had 2,300,000 stock purchase options outstanding.

At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

Corporate Governance

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits -- or has the potential to impair or inhibit -- a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," including those set forth in NASDAQ Marketplace Rule 4200(a)(15)as in effect from time to time. Consistent with these considerations, the Board affirmatively has determined that as of April 1, 2010 the Board of directors does not have an independent director.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2009, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934.

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

Index

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation of Directors

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments incurred in connection with attending board meetings in the year ended December 31, 2009.

Employment Contracts

During the fiscal year 2009, consulting fees of $86,380 (2008 - $134,558) were paid to directors of the Company and its subsidiary for their services as officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2010 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock; (ii) each of the our directors and officers; and (iii) all of our directors and officers as a group.  As at March 31, 2010 there were 68,408,522 shares of common stock issued and outstanding.

Index

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percentage of Class

Officers and Directors

Michael E Montgomery 100 Lewis Street Lamington, Western Australia, 6430 Australia	500,000	(1)	*

Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	2,488,533	(2)	3.58%

Officers and directors (2 persons)	2,988,533		4.27%

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

Changes in Control

There were no arrangements during the last completed fiscal year or subsequent period to March 31, 2010 which would result in a change in control. We do not believe that the issuance by us of an aggregate of 13,190,000 shares between December 29, 2007 and March 31, 2010 have resulted in a change of control.

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

Index

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

Director Independence

Our Company has two members on its board of directors.  We consider a director to be “independent” if that person serves only as a member of our board of directors and is not otherwise employed by our company as an employee, officer or consultant.  Mr. Lars Pearl serves as our company’s President, Chief Executive Officer and Chief Financial Officer.  Effective March 1, 2010, Mr. Michael Montgomery became our Chief Operating Officer. As of March 1, 2010, our Board of Directors did not have an independent director.

Transactions with Related Persons
Other than as disclosed below, during the fiscal year ended December 31, 2009, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.
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

During the fiscal year 2009, consulting fees of $86,380 (2008 – $134,558) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties

Item 14.	Principal Accountant Fees and Services

Audit Fees:

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2009 fiscal year are $40,000 (2008 - $44,500).

Index

Audit-Related Fees:

The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2009 were $0 (2008 - $0).

Tax Fees:

The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2009 were $0 (2008 - $5,175).

All Other Fees:

The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2009 were $0 (2008 - $0).

The Audit Committee feels that the services rendered by Peterson Sullivan LLP were compatible with maintaining the principal accountant's independence.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules

(1)	the following documents are filed as part of this report:

(a)	Financial Statements: The following audited consolidated financial statements and report of independent registered public accounting firm are set forth in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm, April 1, 2010

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations from October 10, 1995 (commencement of operations) to December 31, 2009 and for the years ended December 31, 2009 and 2008

Statements of Stockholders’ Equity (Deficit) for period from October 10, 1995 (commencement of operations) to December 31, 2009

Consolidated Statements of Cash Flows for period from October 10, 1995 (commencement of operations) to December 31, 2008 and for the years ended December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

(2)	Financial statement schedules: Not Applicable

(3)	Exhibit Listing

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

Index

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970). *

4.1	Form of Subscription Agreement (SEC File No. 333-164706 10575353). *

4.2	Debt Settlement Agreement with Samba Minerals Limited (SEC File No. 333-164706 10575353). *

4.3	Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH (SEC File No. 333-164706 10575353). *

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

10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341 071238655). *

10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341 071238655). *

10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054). *

10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054). *

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262). *
_____
* Previously Filed

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation
Registrant

Date:	April 1 2010	BY:	/s/ Lars Pearl
Lars Pearl
Director

Date:	April 1, 2010	BY:	/s/ Michael Montgomery
Michael Montgomery
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Aurora Gold Corporation
Registrant

Date:	April 1, 2010	BY:	/s/ Lars Pearl
Lars Pearl
President, Chief Executive Officer, Chief Financial Officer and Director

Date:	April 1, 2010	BY:	/s/ Michael Montgomery
Michael Montgomery
Director