Form 10-K/A
period 2009-12-31
AURORA GOLD CORP
filed 2010-05-10
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities.  Our continued operations and the recoverability of mineral prperty costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of our interest in the underlying properties, our ability to obtain necessary financing to complete the development and upon future profitable production.

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

Index

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

Index

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
Ciudad Bolivar
VENEZUELA
Bucaramango
Georgetown
Puerto Carreno
New Amsterdam
GUYANA
Paramaribo
Cayenne
Bogota
Santa Elena de Uairen
SURINAME
FRENCH GUIANA (FR.)
Oiapoque
NORTH ATLANTIC OCEAN
COLUMBIA
Rio Orinoco
Boa Vista
Macapa
Equator
Rio Negro
Belem
Sao Luis
Parnaiba
Santarem
Manaus
Amazon
Careiro
Altamira
Fortaleza
Iquitos
Leticia
Benjamin Constant
Itaituba
Teresina
Rio Madeira
Maraba
Carajas
Natal
Rio Purus
Araguaina
Joao Pessoa
Cruzeiro do Sul
Humaita
Picos
Boca do Acre
Porto Velho
Salgueiro
Recife
Cachimbo
Juazeiro
Rio Branco
Palmas
Maceio
Guajara-Mirim
Assis Brasil
Guayaramerin
Rio Juruena
Rio Teles Pires
Rio Araguaia
Aracaju
PERU
Inapari
Rio Xingu
Barreiras
Rio Sao Francisco
Quillabamba
Rio Beni
Rio Mamore
Salvador
Cusco
BOLIVIA
Cuiaba
Vitoria da Conquista
Ilheus
Arequipa
Caceres
Rondonopolis
Brasilia
La Paz
Goiania
Matarani
Cochabamba
Santa Cruz
Ilo
Tacna
Oruro
Arica
Puerto Suarez
Corumba
Uberlandia
Potosi
Sucre
Santa Fe do Sul
Belo Horizonte
Iquique
Campo Grande
Vitoria
Panorama
Pedro Juan Caballero
Ponta Pora
PARAGUAY
Sao Paulo
Rio de Janeiro
Antofagasta
Santos
SOUTH ATLANTIC OCEAN
CHILE
Salta
Asuncion
Ciudad del Este
Foz do Iguacu
Curitiba
Sao Francisco do Sul
SOUTH PACIFIC OCEAN
San Miguel de Tucuman
Resistencia
Florianopolis
ARGENTINA
Rio Parana
Santa Maria
Porto Alegre
Cordoba
Santa Fe
URUGUAY
Rio Grande
Valparaiso
Mendoza
Rosario
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

Index

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

At March 31, 2010, the Company had:

◦	Authorized share capital of 100,000,000 common shares with par value of $0.001 each.

◦
68,408,522 common shares were issued and outstanding as at March 30, 2010 (December 31, 2009 – 68,408,522). If the holders were to acquire all 2,300,000 shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $598,000.

Index

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

Index

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

Index

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

Index

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

Index

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

The following audited consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated April 1, 2010

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations from October 10, 1995 (commencement of operations) to December 31, 2009 and for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (loss) for period from October 10, 1995(commencement of operations) to December 31, 2009

Consolidated Statements of Cash Flows for period from October 10, 1995 (commencement of operations) to December 31, 2009 and for the years ended December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2009 and 2008

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Index

CERTIFIED PUBLIC ACCOUNTANTS	Tel 206.382.777 · Fax 206.382.7700
601 UNION STREET, SUITE 2300	www.pscpa.com
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
100,000,000 common shares, (December 31, 2008 - 100,000,000)with par value $0.001 each
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

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (loss)
October 10, 1995 (inception) to December 31, 2009
(Expressed in U.S. dollars)

					Accumulated		Accumulated	Total
			Additional	Compre-	(deficit) during	Advances for	other	stockholders'
	Common Stock		paid-in	hensive	exploration	Stock	comprehensive	equity
	Shares	Amount	capital	(loss)	stage	Subscriptions	income (loss)	(deficiency)

Balance, December 31, 1994	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock for
- settlement of indebtedness	11,461,153	11,461	-	-	-	-	-	11,461
Net (loss) for the period	-	-	-	-	-	-	-	-
Total comprehensive (loss)				-

Balance December 31, 1995	11,461,153	11,461	-		-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-	-	-	(7,641)
Issuance of common stock for
- cash at $0.001 per share	5,800,000	5,800	341,761	-	-	-	-	347,561
- resource property	300,000	300	2,700	-	-	-	-	3,000
Net (loss) for the period	-	-	-	(361,208)	(361,208)	-	-	(361,208)
Total comprehensive (loss)				(361,208)

Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	-	(6,827)
Issuance of common stock for
- cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	-	745,158
Net (loss) for the period	-	-	-	615,880	(615,880)	-	-	(615,880)
Total comprehensive (loss)				615,880

Balance December 31, 1997	10,670,387	10,670	1,088,869		(977,088)	-	-	122,451
Issuance of common stock for
- settlement of indebtedness	96,105	96	68,601	-	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	-	107,500
Grant of options to employees and directors	-	-	518,900	-	-	-	-	518,900

Index

Grant of options to consultants	-	-	172,100	-	-	-	-	172,100
Net (loss) for the period	-	-	-	(1,151,604)	(1,151,604)	-	-	(1,151,604)
Total comprehensive (loss)				(1,151,604)

Balance December 31, 1998	11,181,492	11,182	2,259,304		(2,128,692)	-	-	141,794
Issuance of common stock for
- settlement of indebtedness	231,286	231	160,151	-	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	-	15,000
- finder's fee in February 1999at $0.81 per share	25,000	25	20,287	-	-	-	-	20,312
Grant of options to consultants	-	-	29,500	-	-	-	-	29,500
Cash advanced on stock subscriptions	-	-	-	-	-	425,000	-	425,000
Net (loss) for the period	-	-	-	(855,391)	(855,391)	-	-	(855,391)
Total comprehensive (loss)				(855,391)

Balance December 31, 1999	11,460,649	11,461	2,484,219		(2,984,083)	425,000	-	(63,403)
Issuance of common stock for
- settlement of indebtedness	199,000	199	99,301	-	-	-	-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	-	-	(175,000)	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	-	-	(250,000)	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-		4,050
Spin-off of Aurora Metals (BVI) Limited	-	-	316,498	-	-	-	-	316,498
Net (loss) for the period	-	-	-	(677,705)	(677,705)	-	-	(677,705)
Total comprehensive (loss)				(677,705)

Balance December 31, 2000	12,873,943	12,874	3,271,163		(3,661,788)	-	-	(377,751)
Components of comprehensive income (loss)
- Net income for the period	-	-	-	128,545	128,545	-	-	128,545
- Unrealized holding losses on available-for-sale securities	-	-	-	(141,928)	-	-	(141,928)	(141,928)
Total comprehensive (loss)				(13,383)

Balance December 31, 2001	12,873,943	12,874	3,271,163		(3,533,243)	-	(141,928)	(391,134)
Issuance of common stock for
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	-	355,200
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(137,329)	(137,329)	-	-	(137,329)
- Unrealized holding losses on available-for-sale securities	-	-	-	141,928	-	-	141,928	141,928
Total comprehensive (loss)				4,599

Index

Balance, December 31, 2002	16,581,981	16,582	3,622,655		(3,670,572)	-	-	(31,335)
Issuance of common stock for
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	-	25,000
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(96,404)	(96,404)	-	-	(96,404)

- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				(96,404)

Balance, December 31, 2003	19,434,431	19,434	3,762,361		(3,766,976)	-	-	14,819
Issuance of common stock for
- cash in January 2004 at $0.25 per share,less issuance costs	100,000	100	22,400	-	-	-	-	22,500
Imputed interest	-	-	1,560	-	-	-	-	1,560
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(223,763)	(223,763)	-	-	(223,763)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				(223,763)

Balance, December 31, 2004	19,534,431	19,534	3,786,321		(3,990,739)	-	-	(184,884)
Issuance of common stock for
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	-	162,500
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(457,271)	(457,271)	-	-	(457,271)
- Unrealized holding losses on available-for-sale securities	-	-	-	(4,614)	-	-	(4,614)	(4,614)
Total comprehensive (loss)				(461,885)
Balance, December 31, 2005	36,218,522	36,218	4,582,137		(4,448,010)	-	(4,614)	165,731
Issuance of common stock for
- cash in February 2006 at $0.50 per share less issuance costs of $110,000	8,000,000	8,000	3,882,000	-	-	-	-	3,890,000
- non cash finder's fee in December 2006at $0.70 per share	250,000	250	174,750	-	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	-	500,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(5,463,855)	(5,463,855)	-	-	(5,463,855)
- Foreign currency translation adjustments	-	-	-	(3,692)	-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss	-	-	-	4,614	-	-	4,614	4,614
Total comprehensive (loss)				$(5,462,933)

Index

Balance, December 31, 2006	45,468,522	$45,468	$9,137,887		$(9,911,865)	$-	$(3,692)	$(732,202)
Issuance of common stock for
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	-	250,000
- cash and settlement of debt in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per	250,000	250	49,750	-	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	-	800,000
Stock option compensation expense	-	-	454,295	-	-	-	-	454,295
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(3,259,732)	(3,259,732)	-	-	(3,259,732)
- Foreign currency translation adjustments	-	-	-	(65,255)	-	-	(65,255)	(65,255)
Total comprehensive (loss)				$(3,324,987)
Balance, December 31, 2007	55,218,522	$55,218	$11,932,432		$(13,171,597)	$-	$(68,947)	$(1,252,894)

Issuance of common stock for
- non cash finder's fee in July 2008at $0.10 per share	250,000	250	24,750	-	-	-	-	25,000
- settlement of indebtedness in December 2008 at $0.06 per share	2,603,333	2,603	153,597	-	-	-	-	156,200
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(520,105)	(520,105)	-	-	(520,105)
- Foreign currency translation adjustments	-	-	-	36,259	-	-	36,259	36,259
Total comprehensive (loss)				$(483,846)
Balance, December 31, 2008	58,071,855	$58,071	$12,110,779		$(13,691,702)	$-	$(32,688)	$(1,555,540)

Issuance of common stock for
- settlement of indebtedness in September 2009	5,000,000	5,000	1,748,616	-	-	-	-	1,753,616
- cash in September 2009 at $0.10 per share net of finder’s fee (paid in stock)	3,000,000	3,000	255,000	-	-	-	-	258,000
- non cash finder’s fee in September 2009 at $0.10 per share	420,000	420	41,580	-	-	-	-	42,000
- settlement of indebtedness in November 2009 at $0.18 per share	100,000	100	17,899	-	-	-	-	17,999
- settlement of indebtedness in November 2009 at $0.24 per share	150,000	150	35,611	-	-	-	-	35,761
- cash in December 2009 at $0.30 per share	1,666,667	1,667	498,333	-	-	-	-	500,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(1,779,477)	(1,779,477)	-	-	(1,779,477)
- Foreign currency translation adjustments	-	-	-	(60,171)	-	-	(60,171)	(60,171)
Total comprehensive (loss)				$(1,839,648)
Balance, December 31, 2009	68,408,522	$68,408	$14,707,818		$(15,471,179)	$-	$(92,859)	$(787,812)

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Year	Year
Consolidated Statements of Cash Flows	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to December 31	December 31	December 31
	2009	2009	2008

Cash flows from operating activities
Net loss for the period	$(15,471,179)	$(1,779,477)	$(520,105)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	99,491	13,172	14,426
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	748,800	-	25,000
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- realized loss on debt extinguishment	1,014,465	1,014,465	-
- foreign exchange (gain) loss related to notes payable	(24,534)	144,701	(169,235)
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(95,252)	(55,121)	(19,190)
- increase (decrease) in accounts payable and accrued expenses (including related party)	1,454,924	266,469	20,076
Net cash used in operating activities	(10,822,792)	(395,791)	(649,028)

Cash flows from investing activities
Purchase of equipment	(187,548)	-	(250)
Proceeds on disposal of equipment	16,761	-	2,312
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(322,429)	-	2,062

Cash flows from financing activities
Proceeds from common stock less issuance costs	9,642,339	800,000	-
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	1,469,252	-	687,260
Net proceeds from advances payable	50,000	50,000	-
Net proceeds from (payments on) advances payable -related party	50,000	50,000	(161,441)
Net cash provided by financing activities	11,500,591	900,000	525,819

Effect of exchange rate changes on cash and cash equivalents	201,587	36,237	133,749
Increase (decrease) in cash and cash equivalents	556,957	540,446	12,602
Cash, beginning of year	-	16,511	3,909
Cash, end of period	$556,957	$556,957	$16,511

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

Index

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, being, December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting and disclosure controls and procedures were not effective at a reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

(vi)
Accounting for Non-Standard Transactions.  Occasionally the Company enters into transactions that are more complex from an accounting perspective.  These transactions by their nature require greater technical accounting expertise and greater consideration of the related facts and circumstances to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.   Such a transaction in 2009 included accounting for a loss on extinguishment of convertible debt.  To be stated properly, a material audit adjustment was required. This condition is indicative of the existence of a material weakness.

Index

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

•
We are initiating a formal monthly reporting and approval process with our Brazilian operations to ensure timely provision of information effecting our quarterly and annual consolidated financial statements.•

•	In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and text set forth the names and ages of all directors and executive officers of our company as of May 5, 2010. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Index

Name and Address	Age and Position

Lars M. Pearl	Age 48, President, CEO and Director since April 27, 2007.
Hofnerstrasse 13
6314 Unterageri, Switzerland

Michael E Montgomery	Age 44, Director since April 27, 2007.
100 Lewis Street
Lamington,Western Australia
6430 Australia

The following is a description of the employment history for each of our directors and officers for the last five years:

Lars Pearl	Age:48	Director since: 2007

Lars Pearl, 48, President, Director and Chief Executive Officer of Cigma Metals Corporation (2004 to 2008); Mr. Pearl has been self employed as a geological consultant from 1993 to 2004.  Mr. Pearl has spent over 10 years as a geological consultant to projects in Australia, Tanzania, Russia, Kazakhstan, Peru, Colombia and Ecuador.  During the last 5 years Mr. Pearl was acting as a consultant geologist to various companies, including Aurora Gold Corporation, Cigma Metals Corporation, Carnavale Resources Ltd and De Beira Goldfeilds in Australia, Brazil, Peru, Ecuador and Tanzania before joining the board of Aurora Gold Corporation in April 2007.  Mr. Pearl devotes approximately 50% of his time dealing with the affairs of Aurora Gold.  Mr. Pearl received a Bachelor of Applied Geology degree from the University of Technology, Sydney Australia in 1993.   Mr. Pearl’s extensive experience, training and education make him particularly qualified to serve as our director.

Michael Montgomery	Age:44	Director since: 2007

Michael Montgomery, 44, has been the Senior Geologist with Kalgoorlie Consolidated Gold Mines from February 2006 to present; he served as the Senior Mine Geologist with Gold Fields Australia Ltd. from July 2004 to February 2006; he was a contract Senior Geologist with Haoma Mining (April to July 2004); he was a senior Mine Geologist with Mount Gibson Mining (October 2003 to April 2004); he was a senior Mine Geologist with Consolidated Minerals (May 2001 to October 2004). Mr. Montgomery was a geological consultant to various resource companies from 1989 to 2001, including, but not limited to De Beira Goldfields, Ethan Minerals, Ridgeback Holdings, Condor Resources, Sunward Resources, Augustus Minerals, Windy Knob Resources, Auplata, Heemskirk Resources. Mr. Montgomery was appointed to the Board on April 27, 2007 in order to fill the vacancy created by the resignation of Antonino Cacace as a director. Mr. Montgomery received a Bachelor of Applied Geology degree from the University of Technology, Sydney Australia in 1993.  Mr. Montgomery’s extensive experience, training and education make him particularly qualified to serve as our director.

Index

There are no family relationships between any of the directors or executive officers.

Consideration of Director Nominees

Director Qualifications

The Company believes the Board should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to the Company's operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to the business of the Company; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn the business of the Company and the Board; and represent the long-term interests of all shareholders.

The Board has determined that the Board of Directors as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the Board in its oversight of the Company. The Board believes it should be comprised of persons with skills in areas such as: finance; real estate; banking; strategic planning; human resources and diversity; leadership of business organizations; and legal matters. The Board may also consider in its assessment of the Board's diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

In addition to the targeted skill areas, the Board looks for a strong record of achievement in key knowledge areas that it believes are critical for directors to add value to the Board, including:

• Strategy—knowledge of the Company business model, the formulation of corporate strategies, knowledge of key competitors and markets;
• Leadership—skills in coaching and working with senior executives and the ability to assist the Chief Executive Officer;
• Organizational Issues—understanding of strategy implementation, change management processes, group effectiveness and organizational design;
• Relationships—understanding how to interact with investors, accountants, attorneys, management companies, analysts, and communities in which the Company operates;
• Functional—understanding of finance matters, financial statements and auditing procedures, technical expertise, legal issues, information technology and marketing; and
• Ethics—the ability to identify and raise key ethical issues concerning the activities of the Company and senior management as they affect the business community and society.

Nomination Procedures.    The Company has no nominating committee, and all nominating functions are handled directly by the full Board of Directors, which the Board believes is the most effective and efficient approach, based on the size of the Board and the current and anticipated operations and needs of the Company. As outlined above in selecting a qualified nominee, the Board considers such factors as it deems appropriate which may include: the current composition of the Board; the range of talents of the nominee that would best complement those already represented on the Board; the extent to which the nominee would diversify the Board; the nominee's standards of integrity, commitment and independence of thought and judgment; and the need for specialized expertise. Applying these criteria, the Board considers candidates for Board membership suggested by its members, as well as management and shareholders. Shareholders of record may nominate directors in accordance with the Company's bylaws which require among other items notice sent to the Company's Secretary not less than 60 days prior to a shareholder meeting that will include the election of board members. No nominations other than those made by the Board were received for the 2010 Annual Shareholder Meeting.

Index

The Board and Board Meetings

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

The Company’s Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of its shareholders. To that end, the Board of Directors and management periodically review and update, as appropriate, the Company’s corporate governance policies and practices. In doing so, the Board and management review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board of Directors and management also regularly evaluate and, when appropriate, will revise the Company’s corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC.

During the fiscal year ended December 31, 2009, the Board held a total of five (5) meetings.  All members of the Board attended all meetings of the Board.

Committees

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors the Company's financial reporting process and internal control system and reviews and appraises the audit efforts of the Company's independent registered public accounting firm.

Compensation Committee

The Board does not currently have a standing Compensation Committee.  The full Board establishes overall compensation policies for the Company and reviews recommendations submitted by our management.

Nominating Committee

Our Board of Directors currently consists of two members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire board of directors may be removed, with or without cause by our stockholders, provided the notice of the meeting of our stockholders states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal

Index

Legal Proceedings

During the past ten years none of our directors, executive officers, promoters or control persons has been:
•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
•	the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
(i)	Any Federal or State securities or commodities law or regulation; or
(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.
•
any federal or state judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties); and

•	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of the Company’s officers, directors and employees, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable Financial Industry Regulatory Authority (“FINRA”) listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. The Company’s Code of Ethics is available on the Company’s website at http://www.aurora-gold.com.

CORPORATE GOVERNANCE

The Company has adopted Corporate Governance Guidelines applicable to its Board of Directors. The Company’s Corporate Governance Guidelines is available on the Company’s website at http://www.aurora-gold.com.

Index

Director Independence

The Company is not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Company’s Board of Directors has determined that each of Mr. Montgomery  is  independent from the Company’s management and qualifies as “independent director” under the standards of independence under the applicable FINRA listing standards.  This means that, in the judgment of the Board of Directors, none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.  Upon the Company’s listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Certain Relationships

There are no family relationships among or between any of our officers and directors.

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

Compensation of Directors

Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
•	Compensation should align the directors’ interests with the long-term interests of stockholders; and
•	Compensation should assist with attracting and retaining qualified directors.

We do not pay director compensation to directors who are also employees. Directors are entitled to participate in, and have been issued options under, our 2006 Stock Plan. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

Index

The following table reports all compensation we paid to non-employee directors during the fiscal year ended December 31, 2009:

Name	2009	2008	2007
Michael Montgomery	0	0	$30,582

During fiscal years 2009 and 2008 we paid no fees (2007-$30,582) to our non employee directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Standard Arrangements

We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During the years ended December 31, 2009, 2008 and 2007, we paid non-officer directors $0, $0 and $30,582, respectively, in consulting fees.

Corporate Governance Principles / Code of Ethics

Effective in 2004, our board of directors adopted Corporate Governance Principles / Code of Business Conduct and Ethics that applies to, among other persons, all Officers, Directors, Employees and consultants of the company and its affiliates

Our Code of Business Conduct and Ethics requires, among other things, that all of our executive officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

It em 11.	Executive Compensation

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board of Directors. In this connection the Board has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2009, we designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;
•	motivate and reward executives whose experience and skills are critical to our success;
•	reward performance; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

Index

Summary Compensation Table

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2009, 2008 and 2007.

Executive Compensation
						Long-Term Compensation
		Annual Compensation				Awards		Payments
Name And Principal Position (a)	Year Ended December 31 (b)	Salary ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (e)	Total ($) (f)	Restricted Stock Award(s) ($) (g	Securities Under- Lying Options/ SARs (#) (h)	LTIP Payouts ($) (i)	All other Compen- sation ($) (j)

Lars M. Pearl (1)	2009	86,380	-0-	-0-	86,380	None	-0-	None	-0-
President, CEO and	2008	75,108	-0-	-0-	75,108	None	-0-	None	-0-
Director	2007	80,650	-0-	-0-	80,650	None	1,000,000	None	-0-

Hans Biener	2009	-0-	-0-	-0-	-0-	None	-0-	None	-0-
Director of	2008	38,707	-0-	-0-	38,707	None	-0-	None	-0-
Subsidiary	2007	86,810	-0-	-0-	86,810	None	500,000	None	-0-

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

Index

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2007, 2008 and 2009 and the period ended May 7, 2010 we had 2,300,000 stock purchase options outstanding. We had no stock purchase options outstanding at December 31, 2006 and 2005.

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

Compensation of Directors

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments, or incurred in connection with attending board meetings in the years ended December 31, 2009 and 2008.

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

Index

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

Aurora Gold Corporation
Registrant

Date:	May 10, 2010	BY:	/s/ Lars Pearl
Lars Pearl
Director

Date:	May 10, 2010	BY:	/s/ Michael Montgomery
Michael Montgomery
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Aurora Gold Corporation
Registrant

Date:	May 10, 2010	BY:	/s/ Lars Pearl
Lars Pearl
President, Chief Executive Officer, Chief Financial Officer and Director

Date:	May 10, 2010	BY:	/s/ Michael Montgomery
Michael Montgomery
Director