Form 10-Q
period 2010-03-31
AURORA GOLD CORP
filed 2010-05-24
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 81,391,857 shares of Common Stock were outstanding as of May 21, 2010.

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Operations (unaudited) Three months ended March 31, 2010 and 2009; and for the period from October 10, 1995 (Inception) to March 31, 2010	4

	Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2010 and 2009 and for the period from October 10, 1995 (Inception) to March 31, 2010	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		27

Index

PART I   Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Expressed in U.S. Dollars)	March 31	December 31
(unaudited)	2010	2009

ASSETS
Current assets
Cash	$1,544,389	$556,957
Prepaid expenses and other assets	77,190	73,256
Total current assets	1,621,579	630,213

Equipment, net	98,281	105,201
Total assets	$1,719,860	$735,414

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$766,382	$795,413
Accounts payable and accrued expenses - related party	174,803	127,813
Advances payable	50,000	50,000
Advances payable - related party	50,000	50,000
Loans payable	500,000	500,000
Total current liabilities	1,541,185	1,523,226

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2008 - 100,000,000) with par value $0.001 each
Issued and outstanding:
68,408,522 (December 31, 2009 - 68,408,522) common shares	68,408	68,408
Advance on stock subscription	1,350,000	-
Additional paid-in capital	14,707,818	14,707,818
Accumulated deficit during the exploration stage	(15,861,086)	(15,471,179)
Accumulated other comprehensive income (loss)	(86,465)	(92,859)
Stockholders' equity (deficiency)	178,675	(787,812)
Total liabilities and stockholders' equity (deficiency)	$1,719,860	$735,414

The accompanying notes are an integral part of these interim consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Operations	October 10	Three months	Three months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
(unaudited)	to March 31,	March 31	March 31
	2010	2010	2009

Expenses
Administrative and general	$1,444,199	$55,788	$18,315
Depreciation and amortization	103,105	3,614	2,812
Imputed interest on loan payable - related party	1,560	-	-
Interest and bank charges	380,691	20,449	28,618
Foreign exchange loss (gain)	(19,784)	1,700	(5,281)
Professional fees - accounting and legal	1,287,053	148,685	1,549
Property search and negotiation	329,695	-	-
Salaries, management and consulting fees	2,249,715	77,183	26,746
	5,776,234	307,419	72,759
Exploration expenses	8,861,901	82,488	-
Write-off of mineral property costs	172,981	-	-
	14,811,116	389,907	72,759

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-
Interest income	22,353	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-
Loss on investments	(37,971)	-	-
Loss on spun-off operations	(316,598)	-	-
Loss on debt extinguishment	(1,014,465)	-	-
	(1,049,970)	-	-
Net loss for the period	$(15,861,086)	$(389,907)	$(72,759)

Loss per share
- basic and diluted		$(0.01)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted		68,408,522	58,071,855

The accompanying notes are an integral part of these interim consolidated financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Three months	Three months
Consolidated Statements of Cash Flows	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to March 31	March 31	March 31
(unaudited)	2010	2010	2009

Cash flows from operating activities
Net loss for the period	$(15,861,086)	$(389,907)	$(72,759)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	103,105	3,614	2,812
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	748,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- realized loss on debt extinguishment	1,014,465	-	-
- foreign exchange (gain) loss related to notes payable	(24,534)	-	(5,400)
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(101,391)	(6,139)	(1,475)
- increase (decrease) in accounts payable and accrued expenses (including related party)	1,487,119	32,195	62,484
Net cash used in operating activities	(11,183,029)	(360,237)	(14,338)

Cash flows from investing activities
Purchase of equipment	(187,548)	-	-
Proceeds on disposal of equipment	16,761	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(172,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(322,429)	-	-

Cash flows from financing activities
Proceeds from common stock less issuance costs	10,992,339	1,350,000	-
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	1,469,252	-	-
Net proceeds from advances payable	50,000
Net proceeds from (payments on) advances payable -related party	50,000	-	-
Net cash provided by financing activities	12,850,591	1,350,000	-

Effect of exchange rate changes on cash and cash equivalents	199,256	(2,331)	(1,653)
Increase (decrease) in cash and cash equivalents	1,544,389	987,432	(15,991)
Cash, beginning of year	-	556,957	16,511
Cash, end of period	$1,544,389	$1,544,389	$520

The accompanying notes are an integral part of these interim consolidated financial statements

Index

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $360,237 from operating activities in 2010 through March 31. The Company faces all the risks common to companies in similar stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

These interim consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiary, Aurora Gold Mineração Ltda ("Aurora Gold Mineracao"). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineração was incorporated on October 27, 2005.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's audited consolidated financial statements for the year ended December 31, 2009. In the opinion of management of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

(b)	Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

Index

2.	Significant Accounting Policies (cont’d)

(c)	Comprehensive income

The Company has adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Comprehesive income is as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
Components of comprehensive income (loss)	March 31 2010 $	March 31 2009 $
Net (loss) for the period	(389,907)	(72,759)
Foreign currency translation adjustments	6,394	(4,400)
Total comprehensive (loss)	(383,513)	(77,159)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at March 31, 2010 and 2009 and December 31, 2009.

(d)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for the three months ended March 31, 2010 and 2009 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each period. Potentially dilutive securities outstanding consist of 2,300,000 stock options in 2010 and 2009 and the convertible note payable (convertible into 1,708,750 common shares at March 31, 2009) in 2009.

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

The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances payable and advances payable – related party, and loans payable approximate their fair value because of the short-term nature of these instruments.

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

Index

3.	Joint Venture with Samba Minerals Limited (continued)

Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode (since dropped) projects. The term of the first right of refusal expires on August 1, 2010. Feasibility studies have not been completed as of March 31, 2010 and thus no joint venture has been formed as of that date.

4.	Equipment

	March 31, 2010	December 31, 2009
Vehicles	$84,055	$86,778
Office equipment	45,116	64,544
Furniture and fixtures	20,590	21,258
	149,761	172,580
Accumulated depreciation	(51,480)	(67,379)
	$98,281	$105,201

The majority of equipment held at March 31, 2010 and December 31, 2009 is located in Brazil.

5.	Advances and Loans Payable

The Company has two loans payable of $250,000 each totalling $500,000 at March 31, 2010 and December 31, 2009, that bear interest at 6% per annum, are due on demand and are unsecured. The Company also has two advances payable (one to a related party) of $50,000 each totalling $100,000 at  March 31, 2010 and December 31, 2009. The advances are non-interest bearing and are due on demand.

6.	Common Stock

In April 2010, the Company completed a private placement of 12,983,335 common shares, which were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000. Of the $3,895,000 in proceeds, $1,350,000 was received during the first quarter of 2010 prior to completion of formal signed private placement agreements, which occurred in April 2010. As a result, the $1,350,000 is reported as advance on stock subscription in stockholders' equity on the Consolidated Balance Sheet at March 31, 2010.  The shares were physically issued in April 2010 to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). A finders’ fee of 1,111,111 common shares were authorized for issuance in connection with the private placement at $0.30 per share to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). As of May 19, 2010 the finder’s fee common shares have not been issued.

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

The following is a summary of stock option activity for the three month period ended March 31, 2010 and the status of stock options outstanding and exercisable at March 31, 2010:

Index

7.	Stock Options (continued)

	Shares	Exercise price	Remaining Contractual Life (yrs) 3/31/2010	Aggregate Intrinsic value at 3/31/2010
Outstanding and exercisable at December 31, 2009	2,300,000	$0.26		$-
Granted	-	-	-	-
Outstanding and exercisable at March 31, 2010	2,300,000	$0.26	2.35	$437,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on March 31, 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three month period ended March 31, 2010, consulting fees of $62,602 (2009 – $19,812) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related party at March 31, 2010 is $174,803 (December 31, 2009 - $127,813) payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

Item 2.   Management’s Discussion and Analysis of Financial condition and Results of Operations

(A)           General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three month period ended March 31, 2010, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three month periods ended March 31, 2010 and 2009 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2009 and the related annual MD&A included in the December 31, 2009 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the three month period ended March 31, 2010 and Subsequent Events to May 19, 2010

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide.  We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp."

We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. Funds raised in fiscal 2009 and 2010 were used for exploration of our properties and general administration.

During 2010 through May 19, 2010 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

For the three month periods ended March 31, 2010 and 2009 we recorded exploration expenses of $82,488 compared to $0 in 2009.

In April 2010, 12,983,335 common shares were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000.  The shares were physically issued in April 2010 to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). A finders’ fee of 1,111,111 common shares were authorized for issuance in connection with the private placement at $0.30 per share to a company who resides outside the United States of America). As of May 19, 2010 the finder’s fee common shares have not been issued.

(C)	Exploration and Development

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

We currently have an interest in three (3) projects located in Tapajos gold province in Para State, Brazil and one property located in British Columbia, Canada and we have the right to earn up to a 70% interest in the Front Range Property.  We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

Tapajos Basin –project areas
Brazil
International Boundary
District Boundary
Road
River
National Capital
District Capital
Major City
0 200 400 KM
0 200 400 Miles
NORTH ATLANTIC OCEAN
SOUTH ATLANTIC OCEAN
SOUTH PACIFIC OCEAN
Equator
VENEZUELA
GUYANA
SURINAME
FRENCH GUIANA (FR.)
COLUMBIA
PERU
BOLIVIA
CHILE
PARAGUAY
ARGENTINA
URUGUAY
Caracas
Port-of-Spain
Georgetown
Paramaribo
Cayenne
Bogota
Brasilia
La Paz
Asuncion
Santiago
Buenos Aires
Montevideo
Santa Marta
Maracaibo
Barcelona
Barquisimeto
Valencia
Maturin
Cucuta
Ciudad Bolivar
San Cristobal
Bucaramango
Puerto Carreno
New Amsterdam
Santa Elena de Uairen
Oiapoque
Boa Vista
Rio Orinoco
Macapa
Rio Negro
Belem
Sao Luis
Parnaiba
Amazon
Manaus
Careiro
Santarem
Altamira
Fortaleza
Iquitos
Leticia
Benjamin Constant
Rio Madeira
Itaituba
Maraba
Carajas
Teresina
Natal
Rio Purus
Araguaina
Picos
Joao Pessoa
Cruzeiro do Sul
Humaita
Salgueiro
Recife
Boca do Acre
Porto Velho
Cachimbo
Juazeiro
Maceio
Rio Branco
Guajara-Mirim
Palmas
Assis Brasil
Guayaramerin
Rio Juruena
Rio Teles Pires
Rio Araguaia
Aracaju
Inapari
Rio Beni
Rio Mamore
Rio Xingu
Barreiras
Rio Sao Francisco
Quillabamba
Cusco
Salvador
Vitoria da Conquista
Ilheus
Cuiaba
Arequipa
Caceres
Rondonopolis
Goiania
Matarani
Cochabamba
Santa Cruz
Ilo
Tacna
Oruro
Arica
Puerto Suarez
Corumba
Uberlandia
Potosi
Sucre
Santa Fe do Sul
Belo Horizonte
Iquique
Campo Grande
Vitoria
Panorama
Pedro Juan Caballero
Ponta Pora
Sao Paulo
Rio de Janeiro
Santos
Antofagasta
Salta
Ciudad del Este
Foz do Iguacu
Curitiba
Sao Francisco do Sul
San Miguel de Tucuman
Resistencia
Rio Parana
Florianopolis
Santa Maria
Porto Alegre
Cordoba
Santa Fe
Rio Grande
Rosario
Valparaiso
Mendoza
Colonia
La Plata
Concepcion
Mar del Plata
Bahia Bianca

Index

Properties

Brazil

São Domingos

Location and access

The São Domingos property lies in the Tapajos Province of Para State, Brazil It is situated approximately 250 km SE of Itaituba, the regional centre, and includes an area of nearly   8000 ha.  Small aircraft service Itaituba daily and on this occasion flights were sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and as the visit was at the end of the ‘wet’ season site access was granted via light aircraft utilizing the local airstrip.

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

56°3'0"W
56°0'0"W
6°21'0"S
6°24'0"S
Rio Tocantins
Aurora Gold Mineração Ltda
Processo N. 850.782/2005
(Altoro mineração Ltda.)
Cachoeirinha
Maria do Carmo dos Santos
Esmeril
Aurora Gold Mineração Ltda
Processo N. 850.119/2006
Serabi mineração Ltda.
Aurora Gold Mineração Ltda
Processo N. 859.587/1995
Aurora Gold Mineração Ltda
Processo N. 850.684/2006
ATA BLOCK
Grota do Sangue
São Domingos
Atacadão
Rod. Transgarimpeira
LEGENDA
Localidades
Rodovias
Drenagem
PROPRIEDADES
FAZENDA Sra. MARIA DO CARMO DOS SANTOS
ATA BLOCK- AURORA GOLD MINERAÇÃO LTDA
AURORA GOLD MINERAÇÃO LTDA
CELIO PARANHOS
GABRIEL DOS SANTOS
SERABI MINERAÇÃO LTDA
AURORA GOLD MINERAÇÃO LTDA.
Título:
MAPA DE LOCALIZAÇÃO
São Domingos
Resp. técnico:
Geol. Ewerton Reis Pereira
Escala:
1:50.000
Data:
Maio/2009
Desenho:
Edson Rocha
Fonte:
DNPM

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

Index

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

São João – Samba Minerals farm in agreement

In May 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the São João project by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, the Company will immediately transfer an 80% participation interest in the property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing the Company 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to the Company all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João project. A feasibility study has not been completed as of May 19, 2010 and thus no joint venture has been formed as of that date.

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

Index

Option Agreement

The São João Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the São João mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement on page 13); December 5, 2008 – USD $40.000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement on page 13); January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement on page 13); February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement on page 13); April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 2009 to March 31, 2010 paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement on page 13); July 30, 2011 – USD $950,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

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

Comandante Araras - Samba Minerals farm in agreement

In May 2008 the Company signed an agreement with Samba, which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Comandante Araras projects by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, the Company will immediately transfer an 80% participation interest to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing the Company 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to the Company all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Comandante Araras project. A feasibility study has not been completed as of May 19, 2010 and thus no joint venture has been formed as of that date.

Index

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

Option Agreement

The Comandante Araras Option Agreement dated July 2, 2007, and amendments dated June 2, 2008, November 10, 2008, and September 18, 2009, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Comandante Araras property mineral rights via structured cash payments. The total option agreement payments for the mineral rights are structured as follows: November 1, 2006 R$20,000 (paid); November 15, 2006 – R$40,000 (paid); December 15, 2006 R$40,000 (paid); May 18, 2007 - R$15,000 (paid); May 29, 2007 – R$50,000 (paid); June 25, 2008 – USD $80,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Comandante Araras - Samba Minerals farm in agreement on page 14); November 30, 2008 – USD $20,000 or 100,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Comandante Araras - Samba Minerals farm in agreement on page 14); November 30, 2008 – 400,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (to be issued by Samba when the Exploration Permit is granted and transferred to Aurora). The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

Geology

The geology of the Comandante Araras property is dominated by two regional faults in the Parauari granite that strike North west in the northern half of the property and South east in the southern part of the property.  The project was selected based on the potential trends of mineralization striking towards Comandante Araras from the São João project.

British Columbia, Canada

Kumealon

Location and access

In February 1999, we acquired, by staking, a high grade limestone property three (3) square kilometres (741 acres) located on the north shore of Kumealon Inlet, 54 kilometres south-southeast of Prince Rupert, British Columbia, Canada.

Index

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

Boulder Colorado, USA

The Front Range Gold property

Tenure and Geology

The Front Range Gold JV property is located about 16 km west of the city of Boulder Colorado, USA, and consists of 85 patented and 21 unpatented lode claims, totaling approximately 480 acres (about 3/4 square mile). The property lies in the Gold Hill Mining District of Boulder County, and includes eighteen past producing mines. These mines produced gold, silver, and gold-tellurides from narrow quartz veins hosted in Precambrian granites and gneisses.

(D)  Results of Operations

Three month periods ended March 31, 2010 (Fiscal 2010) and 2009 (Fiscal 2009)

For the three month periods ended March 31, 2010 and 2009 a loss of $389,907 or $0.01 per share, compared to a loss of $72,759 or $0.00 per share in 2009.

General and administrative expenses – For the three month period ended March 31, 2010 we recorded general and administrative expenses of $307,419 (fiscal 2009 - $72,759). The fiscal 2010 amount includes professional fees - accounting $47,379 (fiscal 2009 - $174) and legal $101,306 (fiscal 2009 - $1,375). Recent developments in capital markets have restricted access to debt and equity financing for the Company. As a result, the Company reduced its 2009/2010 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the three month periods ended March 31, 2010 we recorded exploration expenses of $82,488 compared to $Nil in fiscal 2009.

Depreciation expense – For the three month period ended March 31, 2010 we recorded depreciation expense of $3,614 compared to $2,812 in fiscal 2009.

Capital Resources and Liquidity

March 31, 2010 versus December 31, 2009:

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

The Company currently finances its activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to the Company at the times and in the amounts required to fund the Company’s activities. There are many conditions beyond the Company’s control which have a direct bearing on the level of investor interest in the purchase of Company securities. The Company may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, however, there is no assurance that any such activity will generate funds that will be available for operations. Debt financing has been used to fund the Company’s property acquisitions and exploration activities and the Company, however the Company has no current plans to use debt financing. The Company does not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. The Company has no agreements or understandings with any person as to additional financing.

Index

At March 31, 2010, we had cash of $1,544,389 (March 31, 2009 - $520) and working capital of $80,394 (March 31, 2009 working capital deficiency - $1,160,264). Total liabilities as of March 31, 2010 were $1,541,185 as compared to $1,752,910 at March 31, 2009, a decrease of $211,725.

In April 2010, 12,983,335 common shares were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000.  The common shares were physically issued in April 2010 to an individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). A finders’ fee of 1,111,111 common shares were authorized for issuance in connection with the private placement at $0.30 per share to a company who resides outside the United States of America). As of May 19, 2010 the finder’s fee shares have not been issued.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $360,237 from operating activities in 2010 through March 31. We require additional funds to meet its obligations and maintain our operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2010 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities:   We used cash of $360,237 (used cash in 2009 - $14,338) through the three month period ended March 31, 2010. The following is a breakdown of cash used for operating activities: Depreciation and amortization of $3,614 (2009 - $2,812). Changes in prepaid expenses and other assets resulted in an increase of $6,139 compared to an increase of $1,475 in 2009. There was an increase in accounts payable and accrued expenses of $32,195 compared to an increase of $62,484 in 2009.

Investing Activities:   There was no cash used for investing activities during the three month periods ended March 31, 2010 and 2009.

Financing Activities:   We intend to finance our activities by raising capital through the equity markets. Proceeds from common stock were $1,350,000 in 2010 (2009 - $0).

Index

Dividends

The Company has neither declared nor paid any dividends on its Common stock. We intend to retain our earnings to finance growth and expand its operations and does not anticipate paying any dividends on our common stock in the foreseeable future.

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

The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances payable and advances payable – related party, and loans payable approximate their fair value because of the short-term nature of these instruments. The carrying value of the convertible notes payable approximate their fair value because interest rates of long-term convertible notes payable approximate market interest rates.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Brazil) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

Share Capital

At May 21, 2010, we had:

◦	Authorized share capital of 100,000,000 common shares with par value of $0.001 each.
◦	81,391,857 common shares were issued and outstanding as at May 19, 2010 (December 31, 2009 – 68,408,522).
◦
2,300,000 stock options outstanding under our incentive stock option plan. The stock options are exercisable at $0.26 per share, with expiry date of August 6, 2012. If the holders were to acquire all 2,300,000 shares issuable upon the exercise of all incentive stock options outstanding, we would receive an additional $598,000.

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

It is anticipated that for the foreseeable future, we will rely on the equity markets to meet its financing need. We will also consider entering into joint venture arrangements to advance its projects.

Index

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, we may curtail a portion of our capital and exploration expenditures during 2010/2011.

We are currently concentrating our exploration activities in Brazil and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Plans for Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  Our actual results could differ materially from those anticipated in these forward-looking statements.

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

Index

After reviewing the geology and grade continuity from 2006 drilling on the Mineralized material at the Sao Domingos- Fofoca project, we initiated further drilling during July 2007 to test target extensions of the current mineralized material as well as to infill current drilling to increase the confidence levels. The initial calculation resulted in a volume of mineralized material containing approximately 130,000 ounces of gold at 2.0 g/t using a cut off 0f 0.5 g/t.

Currently the mineralized material still remains open along strike in both directions and at depth. We will continue to evaluate the potential, and is confident that Fofoca could evolve along strike and link up with other noted targets further along strike. To test the strike continuity a ground geophysical survey was conducted during the third quarter of 2007 along the Fofoca mineralized structure.  The results demonstrated that geophysical anomalism, similar to that recognized over the known mineralization of the Fofoca mineralization, was noted and the anomaly continues further west to join up with the known mineralization of the Cacheira area.  The results also show that this mineralization may split into other loads of mineralization of similar proportions to that known over the current mineralization.  This has the potential to increase the known resource by at least 50%.

In 2010, we will continue to follow up exploration on the Fofoca area and to initiate further exploration programs on other areas of the Sao Domingos property.  It is anticipated that we will drill a series of holes within the Fofoca area for engineering and metallurgical test work as well as to test for depth extensions of the known mineralization.  Other exploration on the São Domingos property areas will involve further mapping of the outcrop geology and sampling soils and scree from shafts of previous workers in order to confirm lithologies and structural trends noted from drilling and published government maps.  Currently, four anomalous areas on the Sao Domingos property have been identified from soil and rock chip sampling, at Atacadao, Esmeril, Fofoca and Cachoeira, and we plan to conduct further investigation.

A recent discovery was made on the Atatcadau area and has been called Colibri.  Here artisanal miners uncovered an area of stock work mineralization that was subsequently sampled and returned some high-grade assays.  Further sampling of material that was exposed by artisanal activity around the Colibri occurrence was conducted.  Whilst monitoring the artisanal activity mapping and measurements of the structures and orientations of theoretical mineralization channels were conducted.  The results showed that there are possible correlations to the Atacadau mineralization noted from previous mapping and drilling.  We intend to cut trenches across the strike of the mineralizing structures to better understand the size both laterally and along strike.  We will then test the strike extent with geophysics in a similar manner as that conducted on the Fofoca area.

Exploration on the São João, and the adjoining Comandante Araras properties during early 2007 included trenching and mapping.  Sample results of a trench on the main vein resulted in 80m at 30.94 g/t gold. Recent sampling and mapping has shown this vein system to be extensive and a series of other veins have been located and sampled.

Together with our partner, Samba, we completed a ground geophysics program on the São João property. The program targeted areas of known mineralization and covered the area along to the northeast to link up with other known mineralization.  Exploration results to date show that the area has a geophysical trend continuing on from the known mineralization.  During the geophysics program, other veins were noted and sampled and returned anomalous gold grades.  Together with Samba, in 2010, we intend to evaluate the geophysics and determine various targets to test the sub surface extent of the known mineralization, and to test the geophysical anomalies within the area.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2010 and December 31, 2009, we did not have proven reserves.

Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

Costs  related  to  site  restoration  programs  are  accrued over the life  of  the  project.

US GAAP requires us to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If we determine there has been an impairment of the capitalized property, plant and equipment then we would be required to write-down the recorded value of our property, plant and equipment costs which would reduce our earnings and net assets.

Related Party Transactions

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

Other than as disclosed below, during the three month periods ended March 31, 2010 and 2009, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

Index

During the three month period ended March 31, 2010, consulting fees of $62,602 (2009 – $19,812) were paid to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable - related party at March 31, 2010 is $174,803 (March 31, 2009 - $19,812) payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

Item 4T.  Controls and Procedures

(a)
Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Index

(b)
Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

We are not party to any litigation, and have no knowledge of any pending or threatened litigation against us.

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.	Shares physically issued January 19, 2010:

i.
In September 2009, 3,000,000 common shares were authorized for issuance at $0.10 per share for cash proceeds of $300,000.  The common shares were physically issued in January 2010 to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). The Company’s placement agent was paid a commission of 420,000 shares of common stock of the Company. The shares were physically issued to the agent in January 2010.

ii.
In September 2009, convertible notes payable and related accrued interest aggregating $739,152 (AUD $850,479) were settled through the issuance of 5,000,000 common shares of our common stock. The common shares were issued to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

iii.
In November 2009, 100,000 common shares were authorized for issuance in connection with debt settlements at $0.18 per share. The common shares were physically issued in January 2010 to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

iv.
In November 2009, 150,000 common shares were authorized for issuance in connection with debt settlements at $0.24 per share. The common shares were physically issued in January 2010 to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

v.
In December 2009, 1,666,667 common shares were authorized for issuance at $0.30 per share for net cash proceeds of $500,000.  The common shares were physically issued in January 2010 to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

b.
In April 2010, 12,983,335 common shares were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000.  The common shares were physically issued in April 2010 to an individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). A finders’ fee of 1,111,111 common shares were authorized for issuance in connection with the private placement at $0.30 per share to a company who resides outside the United States of America). As of May 19, 2010 the finder’s fee shares have not been issued.

Index

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

4.1	Form of Subscription Agreement. *

4.2	Debt Settlement Agreement with Samba Minerals Limited. *

4.3	Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. *

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

Index

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
*           Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation
Registrant

Date: May 24, 2010	BY:	/s/ Lars Pearl
Lars Pearl
President, CEO, CFO and Director

Date: May 24, 2010	BY:	/s/ Michael Montgomery
Michael Montgomery
Director