Form 10-Q
period 2010-06-30
AURORA GOLD CORP
filed 2010-08-23
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

Commission file number 0-24393

AURORA GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3945947
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

C/- Coresco AG, Level 3, Gotthardstrasse 20, Zug	6304 Switzerland
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,391,857 shares of Common Stock were outstanding as of August 23, 2010.

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Operations (unaudited) Three and six months ended June 30, 2010 and 2009; and for the period from October 10, 1995 (Inception) to June 30, 2010	4

	Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2010 and 2009 and for the period from October 10, 1995 (Inception) to June 30, 2010	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURES		29

Index

PART I   Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Expressed in U.S. Dollars)	June 30	December 31
(unaudited)	2010	2009

ASSETS
Current assets
Cash	$2,623,184	$556,957
Prepaid expenses and other assets	86,837	73,256
Total current assets	2,710,021	630,213

Equipment, net	94,595	105,201
Participating interest in mineral property and related equipment (Note 3(b))	2,500,000	-
Total assets	$5,304,616	$735,414

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$866,563	$795,413
Accounts payable and accrued expenses - related party	4,395	127,813
Advances payable	-	50,000
Advances payable - related party	-	50,000
Loans payable	250,000	500,000
Total current liabilities	1,120,958	1,523,226

Stockholders' Equity (Deficiency)
Common stock
Authorized:
100,000,000 common shares, (December 31, 2009 - 100,000,000)with par value $0.001 each
Issued and outstanding:
86,391,857 (December 31, 2009 - 68,408,522) common shares	86,392	68,408
Additional paid-in capital	20,584,834	14,707,818
Accumulated deficit during the exploration stage	(16,401,720)	(15,471,179)
Accumulated other comprehensive income (loss)	(85,848)	(92,859)
Stockholders' equity (deficiency)	4,183,658	(787,812)
Total liabilities and stockholders' equity (deficiency)	$5,304,616	$735,414

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Operations	October 10	Three months	Three months	Six months	Six months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended	Ended	Ended
(unaudited)	to June 30	June 30	June 30	June 30	June 30
	2010	2010	2009	2010	2009

Expenses
Administrative and general	$1,557,911	$113,711	$33,252	$169,500	$51,567
Depreciation and amortization	106,735	3,620	3,134	7,244	5,946
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest and bank charges	377,521	(3,201)	32,293	17,279	60,911
Foreign exchange loss (gain)	(18,750)	1,034	91,443	2,734	86,162
Professional fees - accounting and legal	1,468,493	181,437	1,923	330,125	3,472
Property search and negotiation	329,695	-	-	-	-
Salaries, management and consulting fees	2,343,471	93,756	25,578	170,939	52,324
	6,166,636	390,357	187,623	697,821	260,382
Exploration expenses	9,012,133	150,059	26,581	232,720	26,581
Write-off of mineral property costs	172,981	-	-	-	-
	15,351,750	540,416	214,204	930,541	286,963

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-	-	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-	-	-
Loss on investments	(37,971)	-	-	-	-
Loss on spun-off operations	(316,598)	-	-	-	-
Loss on debt extinguishment	(1,014,465)	-	-	-	-
	(1,049,970)	-	-	-	-
Net loss for the period	$(16,401,720)	$(540,416)	$(214,204)	$(930,541)	$(286,963)

Loss per share
- basic and diluted		$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted		80,072,968	58,071,855	74,240,745	58,071,855

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Six months	Six months
Consolidated Statements of Cash Flows	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to June 30	June 30	June 30
(unaudited)	2010	2010	2009

Cash flows from operating activities
Net loss for the period	$(16,401,720)	$(930,541)	$(286,963)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	106,735	7,244	5,946
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	748,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- realized loss on debt extinguishment	1,014,465	-	-
- foreign exchange (gain) loss related to notes payable	(24,534)	-	85,575
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(111,169)	(15,917)	12,173
- increase (decrease) in accounts payable and accrued expenses (including related party)	1,417,329	(37,595)	155,981
Net cash used in operating activities	(11,799,601)	(976,809)	(27,288)

Cash flows from investing activities
Purchase of equipment	(187,548)	-	-
Proceeds on disposal of equipment	16,761	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(672,981)	(500,000)	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(822,429)	(500,000)	-

Cash flows from financing activities
Proceeds from common stock less issuance costs	13,537,339	3,895,000	-
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	1,219,252	(250,000)	-
Net proceeds from (payments on) advances payable	-	(50,000)
Net proceeds from (payments on) advances payable -related party	-	(50,000)	-
Net cash provided by financing activities	15,045,591	3,545,000	-

Effect of exchange rate changes on cash and cash equivalents	199,623	(1,964)	11,158
Increase (decrease) in cash and cash equivalents	2,623,184	2,066,227	(16,130)
Cash, beginning of year	-	556,957	16,511
Cash, end of period	$2,623,184	$2,623,184	$381

The accompanying notes are an integral part of these consolidated financial statements

Index

Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.  The Company’s focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Pará, Brazil and the Front Range Gold Project joint venture located in Boulder County, Colorado, USA. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and has used cash of $976,809 from operating activities in 2010 through June 30. The Company faces all the risks common to companies in similar stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

These consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries, Aurora Gold Mineração Ltda ("Aurora Gold Mineracao") and AGC Resources LLC (“AGC Resources”). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineração was incorporated on October 27, 2005. AGC Resources LLC was formed as a Limited Liability company on April 21, 2010 under the law of Colorado USA to hold the assets purchased from Global Minerals Ltd.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s audited consolidated financial statements for the year ended December 31, 2009. In the opinion of management of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Index

2.	Significant Accounting Policies (continued)

(b)	Mineral Properties and Exploration Expenses

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of June 30, 2010 and December 31, 2009, the Company did not have proven reserves.

The recoverability of the amounts recorded for mineral properties is dependent on the confirmation of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to successfully complete their development and the attainment of future profitable operations or proceeds from disposition. Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

(c)	Accounting Estimates

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

(d)	Comprehensive income

The Company has adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Comprehensive income is as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
Components of comprehensive income (loss)	June 30 2010 $	June 30 2009 $	June 30 2010 $	June 30 2009 $
Net (loss) for the period	(540,416)	(214,204)	(930,541)	(286,963)
Foreign currency translation adjustments	617	(26,886)	7,011	(31,286)
Total comprehensive (loss)	(539,799)	(241,090)	(923,530)	(318,249)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at June 30, 2010 and December 31, 2009.

Index

(e)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for the three and six months ended June 30, 2010 and 2009 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each period. Potentially dilutive securities outstanding consist of 2,300,000 stock options in 2010 and 2009 and the convertible note payable (convertible into 1,708,750 common shares at June 30, 2009) in 2009.

(f)	Fair Value of Financial Instruments

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

3.	Joint Venture Agreements

(a)	Samba Minerals Limited

In May 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer an 80% participation interest in the relevant property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode (since dropped) projects. The term of the first right of refusal expires on August 1, 2010. Feasibility studies have not been completed as of June 30, 2010 and thus no joint venture has been formed as of that date.

(b)	Front Range Gold Property Joint Venture

On June 15, 2010, pursuant to an Asset Purchase Agreement, the Company issued 5 million shares of its common stock and paid $600,000 in cash for the acquisition of (1) Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property, (2) the Front Range Gold property assets of Mount Royale Ventures, LLC., which include a permitted mill and mining equipment and (3) a 50% equity interest in the Black Cloud Mine Claim Group, tenements located within the Front Range Gold property. Of the $600,000 in cash payments, $100,000 was expensed as a non-refundable deposit in a previous period.  The fair value of the 5 million shares issued was based on a market value of $0.40 per share on the date of the purchase, or $2,000,000.  Therefore, the total consideration paid for the asset purchase was determined to

Index

3.	Joint Venture Agreements (continued)

(b)	Front Range Gold Property Joint Venture (continued)

be $2,500,000.  The Company has capitalized this total amount which is reported on the June 30, 2010 balance sheet as “Participating interest in mineral property and related equipment”.

The Company is considering the appropriate allocation of the purchase price of $2,500,000 to the assets acquired based on the relative fair values of those assets.  Although the majority of the purchase price is expected to be allocated to the participating interest in the mineral property, certain amounts will be allocated to depreciable mining and other equipment.  No amortization of costs capitalized to the participating interest would have been amortized as of June 30, 2010 and any depreciation that would have been recorded from the date of the acquisition through June 30, 2010, would have been immaterial.  The Company does not expect to have incurred any impairment of these capitalized costs through June 30, 2010.

4.	Equipment

	June 30, 2010	December 31, 2009
Vehicles	$83,994	$86,778
Office equipment	45,084	64,544
Furniture and fixtures	20,576	21,258
	149,654	172,580
Accumulated depreciation	(55,059)	(67,379)
	$94,595	$105,201

The majority of equipment held at June 30, 2010 and December 31, 2009 is located in Brazil.

5.	Advances and Loans Payable

The Company has one loan payable of $250,000 (December 31, 2009 - two loans payable of $250,000 each totalling $500,000), that bear interest at 6% per annum, is due on demand and is unsecured. The Company has advances payable of Nil (December 31, 2009 - two advances payable (one to a related party) of $50,000 each totalling $100,000). The advances were non-interest bearing and were due on demand.

6.	Common Stock

In June 2010, pursuant to the Asset Purchase Agreement discussed in Note 3, the Company issued 5 million shares of its common stock, which were valued at the market price of the Company’s common stock of $0.40 per share.

In April 2010, the Company completed a private placement of 12,983,335 common shares, which were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000. Of the $3,895,000 in proceeds, $1,350,000 was received during the first quarter of 2010 prior to completion of formal signed private placement agreements, which occurred in April 2010. The shares were physically issued in April 2010 to individuals and companies who reside outside the United States of America.  A finders’ fee of 1,111,111 common shares were authorized for issuance in connection with the private placement to a company who resides outside the United States of America. As of August 17, 2010 the finder’s fee common shares have not been issued. When the shares for the finder's fee are issued, there will be no impact on the total stockholders' equity or results of operations.

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

Index

7.	Stock Options (continued)

stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting.

The following is a summary of stock option activity for the six month period ended June 30, 2010 and the status of stock options outstanding and exercisable at June 30, 2010:

	Shares	Exercise price	Remaining Contractual Life (yrs) 6/30/2010	Aggregate Intrinsic value at 6/30/2010
Outstanding and exercisable at December 31, 2009	2,300,000	$0.26		$-
Granted	-	-	-	-
Outstanding and exercisable at June 30, 2010	2,300,000	$0.26	2.10	$345,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on June 30, 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three and six month period ended June 30, 2010, consulting fees of $91,279 (2009 - $21,072) and $153,881 (2009 – $40,884), respectively were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related party at June 30, 2010 is $4,395 (December 31, 2009 - $127,813) payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

9.	Non-Cash Investing and Financing Activities

In June 2010, pursuant to an Asset Purchase Agreement, the Company issued 5 million shares of its common stock, which were authorized for issuance at $0.40 per share, and acquired Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)	General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as of and for the three and six month period ended June 30, 2010, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and six month periods ended June 30, 2010 and 2009 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2009 and the related annual MD&A included in the December 31, 2009 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the six month period ended June 30, 2010 and Subsequent Events to August 23, 2010

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide.  We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp."

We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. Funds raised in fiscal 2009 and 2010 were used for exploration of our properties, payment on the Asset Purchase Agreement and general administration.

During 2010 through August 17, 2010 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

For the six month periods ended June 30, 2010 and 2009 we recorded exploration expenses of $232,720 compared to $26,581 in 2009.

In April 2010, 12,983,335 common shares were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000.  The shares were physically issued in April 2010 to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). A finders’ fee of 1,111,111 common shares were authorized for issuance in connection with the private placement to a company who resides outside the United States of America). As of August 17, 2010 the finder’s fee common shares have not been issued.

Index

On November 10, 2009, the Company signed a Letter Agreement with Global Minerals Ltd. which was subsequently amended on February 28, 2010, April 12, 2010 and April 30, 2010, to acquire the interest of Global Minerals Ltd. in the Front Range Gold Project located in Boulder County, Colorado.  The Company paid $100,000 on signing the Letter Agreement. The Letter Agreement was subject to the negotiation and execution of a definitive agreement pertaining to the matters outlined in the Letter Agreement.

On June 15, 2010, the Company and the other signatories thereto signed and delivered the Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, the Company acquired:

o
Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property;

o	the Front Range Gold property assets of Mount Royale Ventures, LLC., which include a permitted mill and mining equipment; and,
o	a 50% equity interest in the Black Cloud Mine Claim Group, tenements located within the Front Range Gold property.

The total consideration paid consisted of $600,000 cash, of which $100,000 was paid in November 2009 on signing the Letter Agreement, and the issuance of 5 million (5,000,000) restricted shares of our common stock, which were authorized for issuance at $0.40 per share, to Global Minerals Ltd. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

(C)	Exploration and Development

We conduct our activities from our principal and technical office located at, C/- Coresco AG, Level 3, Gotthardstrasse 20, Zug, 6304 Switzerland. These offices are provided to us on a month to month basis. We believe that these offices are adequate for our purposes.  We do not own any real property or significant assets. Management believes that this space will meet our needs for the next 12 months.

We conduct exploration activities from our principal and technical office located at C/- Coresco AG, Level 3, Gotthardstrasse 20, Zug, 6304 Switzerland. The telephone number is (+41) 7887-96966.  We believe that these offices are adequate for our purposes and operations.

Our strategy is to concentrate our efforts on: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities.

We are currently concentrating our property exploration activities in Brazil and USA. We are also examining data relating to the potential acquisition of other exploration properties in Latin America, South America.

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

In Brazil, Aurora has 4 exploration licenses within the Tapajos Gold Province.  The Exploration license areas are divided into 2 groups, the Sao Domingos and the Sao Joao areas.  The Company also has a further two applications strategically located around the Sao Domingos and the adjoining Atacadau projects to unify the whole area.

In Canada, the Company has one property located in British Columbia, Canada.

The Company has recently acquired from Global Minerals Ltd., its 50% participating interest in the Front Range Gold Project joint venture located in Boulder Colorado.

Index

We have conducted only preliminary exploration activities on our properties to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

Tapajos Basin – project areas
Brazil
International Boundary
District Boundary
Road
River
National Capital
District Capital
Major City
0 200 400 KM
0 200 400 Miles
NORTH ATLANTIC OCEAN
SOUTH ATLANTIC OCEAN
SOUTH PACIFIC OCEAN
Equator
VENEZUELA
COLUMBIA
GUYANA
SURINAME
FRENCH GUIANA (FR.)
PERU
BOLIVIA
PARAGUAY
CHILE
ARGENTINA
URUGUAY
Caracas
Port-of-Spain
Georgetown
Paramaribo
Cayenne
Bogota
La Paz
Brasilia
Asuncion
Santiago
Buenos Aires
Montevideo
Santa Marta
Maracaibo
Barcelona
Barquisimeto
Valencia
Maturin
Cucuta
San Cristobal
Bucaramango
Ciudad Bolivar
Puerto Carreno
New Amsterdam
Santa Elena de Uairen
Boa Vista
Oiapoque
Macapa
Belem
Sao Luis
Parnaiba
Fortaleza
Natal
Joao Pessoa
Recife
Maceio
Aracaju
Salvador
Ilheus
Teresina
Picos
Salgueiro
Juazeiro
Manaus
Santarem
Altamira
Maraba
Carajas
Araguaina
Palmas
Barreiras
Careiro
Iquitos
Leticia
Benjamin Constant
Humaita
Cruzeiro do Sul
Boca do Acre
Rio Branco
Porto Velho
Guajara-Mirim
Guayaramerin
Assis Brasil
Inapari
Cachimbo
Cuiaba
Caceres
Rondonopolis
Goiania
Vitoria da Conquista
Uberlandia
Belo Horizonte
Vitoria
Santa Fe do Sul
Campo Grande
Corumba
Panorama
Ponta Pora
Sao Paulo
Santos
Rio de Janeiro
Curitiba
Sao Francisco do Sul
Foz do Iguacu
Ciudad del Este
Florianopolis
Porto Alegre
Santa Maria
Rio Grande
Quillabamba
Cusco
Arequipa
Matarani
Ilo
Tacna
Arica
Cochabamba
Oruro
Sucre
Potosi
Santa Cruz
Puerto Suarez
Iquique
Antofagasta
Salta
San Miguel de Tucuman
Resistencia
Pedro Juan Caballero
Cordoba
Santa Fe
Rosario
Mendoza
Valparaiso
Colonia
La Plata
Mar del Plata
Concepcion
Bahia Blanca
Rio Orinoco
Rio Negro
Amazon
Rio Madeira
Rio Purus
Rio Juruena
Rio Teles Pires
Rio Xingu
Rio Araguaia
Rio Sao Francisco
Rio Beni
Rio Mamore
Rio Parana

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

Index

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

São João – Samba Minerals farm in agreement

In May 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the São João project by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, the Company will immediately transfer an 80% participation interest in the property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing the Company 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to the Company all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João project. A feasibility study has not been completed as of August 17, 2010 and thus no joint venture has been formed as of that date.

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

Option Agreement

The São João Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the São João mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement on page 15); December 5, 2008 – USD $40.000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement on page 15); January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement on page 15); February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement on page 15); April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 2009 to June 30, 2010 paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement on page 15); July 30, 2011 – USD $950,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

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

Comandante Araras - Samba Minerals farm in agreement

In May 2008 the Company signed an agreement with Samba, which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Comandante Araras projects by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, the Company will immediately transfer an 80% participation interest to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing the Company 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to the Company all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Comandante Araras project. A feasibility study has not been completed as of August 17, 2010 and thus no joint venture has been formed as of that date.

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

Index

Option Agreement

The Comandante Araras Option Agreement dated July 2, 2007, and amendments dated June 2, 2008, November 10, 2008, and September 18, 2009, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Comandante Araras property mineral rights via structured cash payments. The total option agreement payments for the mineral rights are structured as follows: November 1, 2006 R$20,000 (paid); November 15, 2006 – R$40,000 (paid); December 15, 2006 R$40,000 (paid); May 18, 2007 - R$15,000 (paid); May 29, 2007 – R$50,000 (paid); June 25, 2008 – USD $80,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Comandante Araras - Samba Minerals farm in agreement on page 16); November 30, 2008 – USD $20,000 or 100,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Comandante Araras - Samba Minerals farm in agreement on page 16); November 30, 2008 – 400,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (to be issued by Samba when the Exploration Permit is granted and transferred to Aurora). The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

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

Boulder Colorado, USA

The Front Range Gold property

On November 10, 2009, the Company signed a Letter Agreement with Global Minerals Ltd. which was subsequently amended on February 28, 2010, April 12, 2010 and April 30, 2010, to acquire the interest of Global Minerals Ltd. in the Front Range Gold Project located in Boulder County, Colorado.  The Company paid $100,000 on signing the Letter Agreement. The Letter Agreement was subject to the negotiation and execution of a definitive agreement pertaining to the matters outlined in the Letter Agreement.

Index

On June 15, 2010, the Company and the other signatories thereto signed and delivered the Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, the Company acquired: (i) Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property; (ii) the Front Range Gold property assets of Mount Royale Ventures, LLC., which include a permitted mill, permitted to 70,000 tons per year, and the associated mining equipment; and, (iii) a 50% equity interest in the Black Cloud Mine Claim Group tenements, located within the Front Range Gold property.

The total consideration paid consisted of $600,000 cash, of which $100,000 was paid in November 2009 on signing the Letter Agreement, and the issuance of 5 million (5,000,000) restricted shares of our common stock, which were issued at $0.40 per share, to Global Minerals Ltd. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

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

Three and six month periods ended June 30, 2010 (Fiscal 2010) and 2009 (Fiscal 2009)

The Company has yet to generate any revenues or establish any history of profitable operations. For the three and six months ended June 30, 2010 we recorded a net loss of $540,416 (2009 net loss - $214,204) and $930,541 (2009 net loss - $286,963) or $(0.01) [2009 – $(0.00)] and $(0.01) [2009 - $(0.00)] per share.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the three and six months ended June 30, 2010 we recorded expenses of $390,357 (2009 - $187,623) and $697,821 (2009 - $260,382) respectively. This amount includes, professional fees - accounting $103,678 (2009 - $11) and $151,057 (2009 - $184) respectively and legal $77,759 (2009 - $1,912) and $179,068 (2009 - $3,288) respectively.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the three and six months ended June 30, 2010 we recorded exploration expenses of $150,059 (2009 - $26,581) and $232,720 (2009 - $26,581). The following is a breakdown of the exploration expenses by property: Colorado, $137,454 (2009 – $Nil) and $137,454 (2009 - $Nil) respectively; Brazil $12,605 (2009 – $26,581) and $92,911 (2009 - $26,581) respectively; and Canada, Kumealon property $Nil (2009 - $Nil) and $2,355 (2009 - $Nil) respectively.

Depreciation expense – Depreciation expenses charged to operations for the three and six months ended June 30, 2010 were $3,620 (2009 - $3,134) and $7,244 (2009 - $5,946) respectively.

Capital Resources and Liquidity

June 30, 2010 versus December 31, 2009:

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

Index

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

At June 30, 2010, we had cash of $2,623,184 (June 30, 2009 - $381) and working capital of $1,589,063 (June 30, 2009 working capital deficiency - $1,308,605). Total liabilities as of June 30, 2010 were $1,120,958 as compared to $2,000,673 at June 30, 2009, a decrease of $879,715.

In April 2010, 12,983,335 common shares were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000.  The common shares were physically issued in April 2010 to an individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). A finders’ fee of 1,111,111 common shares were authorized for issuance in connection with the private placement to a company who resides outside the United States of America). As of August 17, 2010 the finder’s fee shares have not been issued.

In June 2010, pursuant to an Asset Purchase Agreement, the Company issued 5 million shares of its common stock, which had a market value of $0.40 per share, paid $600,000 in cash, of which $100,000 was paid in November 2009 on signing the Letter Agreement, and acquired: (i) Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property; (ii) the Front Range Gold property assets of Mount Royale Ventures, LLC., which include a permitted mill, permitted to 70,000 tons per year, and the associated mining equipment; and, (iii) a 50% equity interest in the Black Cloud Mine Claim Group tenements, located within the Front Range Gold property. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $976,809 from operating activities in 2010 through June 30. We require additional funds to meet its obligations and maintain our operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2010 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Index

Cash Flow

Operating activities: We used cash of $976,809 (used cash in 2009 - $27,288) through the six month periods ended June 30, 2010 and 2009. The following is a breakdown of cash used for operating activities: Depreciation and amortization of $7,244 (2009 - $5,946). Changes in prepaid expenses and other assets resulted in an increase of $15,917 compared to a decrease of $12,173 in 2009. There was a decrease in accounts payable and accrued expenses of $37,595 compared to an increase of $155,981 in 2009. In June 2010, pursuant to an Asset Purchase Agreement, the Company issued 5 million shares of its common stock, which were authorized for issuance at $0.40 per share, to acquire Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold joint venture property;

Investing Activities: During the six month period ended June 30, 2010, $500,000 was spent acquiring the Front Range Gold joint venture property in Boulder, Colorado, USA.

Financing Activities: We intend to finance our activities by raising capital through the equity markets. Proceeds from common stock were $3,895,000 in 2010 (2009 - $0). A loan of $250,000 was repaid in April 2010and both advances payable were repaid at $50,000 each.

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

Share Capital

At August 17, 2010, we had:

◦	Authorized share capital of 100,000,000 common shares with par value of $0.001 each.
◦	86,391,857 common shares were issued and outstanding as at August 17, 2010 (December 31, 2009 – 68,408,522).

Index

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

We are currently concentrating our exploration activities in Brazil and Colorado, USA and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

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

Index

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

After reviewing the geology and grade continuity from 2006 drilling on the Mineralized material at the Sao Domingos- Fofoca project, we initiated further drilling during July 2007 to test target extensions of the current mineralized material as well as to infill current drilling to increase the confidence levels. The initial calculation resulted in a volume of mineralized material containing approximately 130,000 ounces of gold at 2.0 g/t using a cut off of 0.5 g/t.

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

The Company is the operator of the Front Range Gold Project joint venture in Boulder, Colorado, USA and is currently investigating permitting issues with local authorities, with a view to reopening the Cash mine which has been inactive since 2008.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2010 and December 31, 2009, we did not have proven reserves.

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

Other than as disclosed below, during the six month periods ended June 30, 2010 and 2009, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the six month period ended June 30, 2010, consulting fees of $153,881 (2009 – $40,884) were paid to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable - related party at June 30, 2010 is $4,395 (June 30, 2009 - $52,181) payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

Item 4.   Controls and Procedures

(a)
Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Index

(b)
Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

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

Index

b.
In April 2010, 12,983,335 common shares were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000.  The common shares were physically issued in April 2010 to an individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). A finders’ fee of 1,111,111 common shares were authorized for issuance in connection with the private placement at $0.30 per share to a company who resides outside the United States of America). As of August 17, 2010 the finder’s fee shares have not been issued.

c.
In June 2010, pursuant to an Asset Purchase Agreement, the Company issued 5 million shares of its common stock, which were authorized for issuance at $0.40 per share, to acquire Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property;

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

4.1	Form of Subscription Agreement incorporated by reference to the registration statement on Form S-1/A filed on June 28, 2010 (SEC File No. 333-16731 10921067).

4.2	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to the registration statement on Form S-1/A filed on June 28, 2010 (SEC File No. 333-16731 10921067). .

4.3
Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH incorporated by reference to the registration statement on Form S-1/A filed on June 28, 2010 (SEC File No. 333-16731 10921067). .

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

10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341 071238655).

Index

10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341 071238655).

10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054).

10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054).

10.38	Asset Purchase Agreement dated June 15, 2010 incorporated by reference to the registration statement on Form S-1/A filed on June 28, 2010 (SEC File No. 333-16731 10921067).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262).
--------
* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation
Registrant

Date: August 23, 2010	BY:	/s/ Lars Pearl
Lars Pearl
President, CEO, CFO and Director

Date: August 23, 2010	BY:	/s/ Michael Montgomery
Michael Montgomery
Director