Form 10-Q
period 2010-09-30
AURORA GOLD CORP
filed 2010-11-22
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,703,868 shares of Common Stock were outstanding as of November 19, 2010.

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Operations (unaudited) Three and Nine months ended September 30, 2010 and 2009; and for the period from October 10, 1995 (Inception) to September 30, 2010	4

	Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2010 and 2009 and for the period from October 10, 1995 (Inception) to September 30, 2010	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURES		31

Index

PART I                      Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Expressed in U.S. Dollars)	September 30	December 31
(unaudited)	2010	2009

ASSETS
Current assets
Cash	$1,089,565	$556,957
Prepaid expenses and other assets	106,110	73,256
Total current assets	1,195,675	630,213

Mineral Property reclamation bonds	245,213	-
Equipment, net	113,507	105,201
Participating interest in mineral property and related equipment (Note 3(b))	2,500,000	-
Total assets	$4,054,395	$735,414

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$282,596	$795,413
Accounts payable and accrued expenses - related party	19,493	127,813
Advances payable	-	50,000
Advances payable - related party	-	50,000
Loans payable	-	500,000
Total current liabilities	302,089	1,523,226

Stockholders' Equity (Deficiency)
Common stock
Authorized:
300,000,000 common shares, (December 31, 2009 - 100,000,000) with par value $0.001 each
Issued and outstanding:
88,703,868 (December 31, 2009 - 68,408,522) common shares	88,704	68,408
Additional paid-in capital	20,938,292	14,707,818
Accumulated deficit during the exploration stage	(17,192,068)	(15,471,179)
Accumulated other comprehensive income (loss)	(82,622)	(92,859)
Stockholders' equity (deficiency)	3,752,306	(787,812)
Total liabilities and stockholders' equity (deficiency)	$4,054,395	$735,414

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations (Expressed in U.S. Dollars) (unaudited)	Cumulative October 10 1995 (inception) to September 30	Three months Ended September 30	Three months Ended September 30	Nine months Ended September 30	Nine months Ended September 30
	2010	2010	2009	2010	2009
Expenses
Administrative and general	$1,665,188	$107,277	$46,318	$276,777	$97,885
Depreciation and amortization	110,453	3,718	3,485	10,962	9,431
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest and bank charges	384,344	6,823	32,978	24,102	93,889
Foreign exchange loss (gain)	(16,761)	1,989	60,984	4,723	147,146
Professional fees - accounting and legal	1,513,739	45,246	9,014	375,371	12,486
Property search and negotiation	479,695	150,000	-	150,000	-
Salaries, management and consulting fees	2,613,924	270,453	40,323	441,392	92,647
	6,752,142	585,506	193,102	1,283,327	453,484
Exploration expenses	9,216,975	204,842	24,981	437,562	51,562
Write-off of mineral property costs	172,981	-	-	-	-
	16,142,098	790,348	218,083	1,720,889	505,046

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-	-	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-	-	-
Loss on investments	(37,971)	-	-	-	-
Loss on spun-off operations	(316,598)	-	-	-	-
Loss on debt extinguishment	(1,014,465)	-	(1,014,465)	-	(1,014,465)
	(1,049,970)	-	(1,014,465)	-	(1,014,465)
Net loss for the period	$(17,192,068)	$(790,348)	$(1,232,548)	$(1,720,889)	$(1,519,511)

Loss per share
- basic and diluted		$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding
- basic and diluted		86,793,946	58,786,141	78,486,681	58,310,826

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION (An exploration stage enterprise) Consolidated Statements of Cash Flows (Expressed in U.S. Dollars)	Cumulative October 10 1995 (inception) to September 30	Nine months Ended September 30	Nine months Ended September 30
(unaudited)	2010	2010	2009

Cash flows from operating activities
Net loss for the period	$(17,192,068)	$(1,720,889)	$(1,519,511)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	110,453	10,962	9,431
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	898,800	210,000	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- realized loss on debt extinguishment	1,014,465	-	1,014,465
- foreign exchange (gain) loss related to notes payable	(24,534)	-	221,126
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(125,827)	(30,575)	6,265
- increase (decrease) in accounts payable and accrued expenses (including related party)	1,045,016	(469,908)	97,324
Net cash used in operating activities	(12,823,202)	(2,000,410)	(170,900)

Cash flows from investing activities
Purchase of equipment	(205,348)	(17,800)	-
Proceeds on disposal of equipment	16,761	-	-
Payment for mineral property Reclamation Bonds	(245,213)	(245,213)	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(672,981)	(500,000)	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(1,085,442)	(763,013)	-

Cash flows from financing activities
Proceeds from common stock less issuance costs	13,537,339	3,895,000	1,039,151
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	(500,000)	(739,151)
Net proceeds from (payments on) advances payable	-	(50,000)
Net proceeds from (payments on) advances payable -related party	-	(50,000)	-
Net cash provided by financing activities	14,795,591	3,295,000	300,000

Effect of exchange rate changes on cash and cash equivalents	202,618	1,031	9,435
Increase in cash and cash equivalents	1,089,565	532,608	138,535
Cash, beginning of year	-	556,957	16,511
Cash, end of period	$1,089,565	$1,089,565	$155,046

The accompanying notes are an integral part of these consolidated financial statements

Index

Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and has used cash of $2,000,410 from operating activities in 2010 through September 30. The Company faces all the risks common to companies in similar stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of September 30, 2010 and December 31, 2009, the Company did not have proven reserves.

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

The Company has adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Comprehensive income is as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
Components of comprehensive income (loss)	September 30 2010 $	September 30 2009 $	September 30 2010 $	September 30 2009 $
Net (loss) for the period	(790,348)	(1,232,548)	(1,720,889)	(1,519,511)
Foreign currency translation adjustments	3,226	(24,319)	10,237	(55,605)
Total comprehensive (loss)	(787,122)	(1,256,867)	(1,710,652)	(1,575,116)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at September 30, 2010 and December 31, 2009.

Index

(e)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for the three and nine months ended September 30, 2010 and 2009 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each period. Potentially dilutive securities outstanding consist of 1,700,000 stock options in 2010 (2009 – 2,300,000).

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

In May 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer an 80% participation interest in the relevant property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode (since dropped) projects. Samba did not exercise the right of first refusal and the term of the first right of refusal expired on August 1, 2010. Feasibility studies have not been completed as of September 30, 2010 and thus no joint venture has been formed as of that date.

(b)	Front Range Gold Property Joint Venture

On September 15, 2010, pursuant to an Asset Purchase Agreement, the Company issued 5 million shares of its common stock and paid $600,000 in cash for the acquisition of (1) Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property, (2) the Front Range Gold property assets of Mount Royale Ventures, LLC., which include a permitted mill and mining equipment and (3) a 50% equity interest in the Black Cloud Mine Claim Group, tenements located within the Front Range Gold property. Of the $600,000 in cash payments, $100,000 was expensed as a non-refundable deposit in a previous period.  The fair value of the 5 million shares issued was based on a market value of $0.40 per

Index

3.	Joint Venture Agreements (continued)

(b)	Front Range Gold Property Joint Venture (continued)

share on the date of the purchase, or $2,000,000.  Therefore, the total consideration paid for the asset purchase was determined to be $2,500,000.  The Company has capitalized this total amount which is reported on the September 30, 2010 balance sheet as “Participating interest in mineral property and related equipment”.

The Company is considering the appropriate allocation of the purchase price of $2,500,000 to the assets acquired based on the relative fair values of those assets.  Although the majority of the purchase price is expected to be allocated to the participating interest in the mineral property, certain amounts will be allocated to depreciable mining and other equipment.  No amortization of costs capitalized to the participating interest would have been amortized as of September 30, 2010 and any depreciation that would have been recorded from the date of the acquisition through September 30, 2010, would have been immaterial.  The Company does not expect to have incurred any impairment of these capitalized costs through September 30, 2010.

In July 2010 the Company's subsidiary, AGC Resources, LLC ("AGC") assumed the permit granted to Mount Royale Ventures, LLC to conduct mining operations in the County of Boulder State of Colorado. AGC posted Performance and Financial Warranties bonds with the State of Colorado in the amount of $245,213 to cover the reclamation costs of the affected lands. Upon completion of the reclamation, to the satisfaction of the State of Colorado, the state will release the Performance and Financial Warranties bonds.

4.	Equipment

	September 30	December 31
	2010	2009
Vehicles	$106,159	$86,778
Office Equipment	47,426	64,544
Furniture and Fixtures	21,645	21,258
	175,230	172,580
Accumulated depreciation	(61,723)	(67,379)
Fixed assets	$113,507	$105,201

The majority of equipment held at September 30, 2010 and December 31, 2009 is located in Brazil.

5.	Common Stock

In September 2010 the Company issued 685,900 shares in settlement of indebtedness of $205,770 and paid a non cash finders fee of 500,000 shares in connection with the Colorado property acquisition discussed in note 3. The shares were recorded in an amount equal to the market value of the Company’s stock on the settlement or other applicable date. The shares were issued to individuals and companies who reside outside the United States of America.

In June 2010, pursuant to the Asset Purchase Agreement discussed in Note 3, the Company issued 5 million shares of its common stock, which were valued at the market price of the Company’s common stock of $0.40 per share.

In April 2010, the Company completed a private placement of 12,983,335 common shares, which were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000. Of the $3,895,000 in proceeds, $1,350,000 was received during the first quarter of 2010 prior to completion of formal signed private placement agreements, which occurred in April 2010. The shares were physically issued in April 2010 to individuals and companies who reside outside the United States of America.  A finders’ fee of 1,126,111 common shares were authorized in connection with the private placement. The shares were issued in September 2010 to an individual and a company who reside outside the United States of America. When the shares for the finders’ fee were issued, there was no impact on the total Stockholders’ equity or results of operations.

Index

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

The following is a summary of stock option activity for the nine month period ended September 30, 2010 and the status of stock options outstanding and exercisable at September 30, 2010:

	Shares	Exercise price	Remaining Contractual Life (yrs) 9/30/2010	Aggregate Intrinsic value at 9/30/2010
Outstanding and exercisable at December 31, 2009	2,300,000	$0.26		$-
Granted	-	-	-	-
Forfeited	600,000	-	-	-
Outstanding and exercisable at September 30, 2010	1,700,000	$0.26	1.85	$204,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on September 30, 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2010.

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three and nine month period ended September 30, 2010, consulting fees of $96,842 (2009 - $22,132) and $250,723 (2009 – $63,017), respectively were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related party at September 30, 2010 is $19,493 (December 31, 2009 - $127,813) payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

8.	Non-Cash Investing and Financing Activities

In September 2010 the Company issued 685,900 shares of common stock of the Company in settlement of indebtedness amounting to $205,770, paid a non cash finders fee of 1,126,111 shares of common stock of the Company in connection with the private placement of 12,983,335 shares at $0.30 per share completed in April 2010 and paid a non cash finders fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the United States of America. In June 2010, pursuant to an Asset Purchase Agreement, the Company issued 5 million shares of its common stock, which were authorized for issuance at $0.40 per share for the acquisition of assets furthered discussed in note 3(b), and acquired Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property.

Index

In September 2009, 5,000,000 shares of common stock of the Company were issued to settle an outstanding note payable and related accrued interest of $739,152. The shares were physically issued in January 2010. The issuance price of the shares issued on settlement was lower than the stated conversion price in the loan agreements of $0.30 per share. Thus, this transaction was considered an inducement to convert and accounted for as such resulting in a loss of $1,014,465 being recorded on the consolidated statement of operations for 2009.

In September 2009, 420,000 shares of common stock of the Company were authorized for issuance to pay a finders fee of $42,000 related to a private placement of 3 million shares of common stock of the Company. The shares were physically issued in January 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)	General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as of and for the three and nine month periods ended September 30, 2010, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and nine month periods ended September 30, 2010 and 2009 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2009 and the related annual MD&A included in the December 31, 2009 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

Index

(B)	Significant developments during the Nine month period ended September 30, 2010 and Subsequent Events to November 22, 2010

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

During 2010 through November 22, 2010 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

For the nine month periods ended September 30, 2010 and 2009 we recorded exploration expenses of $437,562 compared to $51,562, respectively.

During the period January 1 to November 22, 2010, we received cash of $3,895,000 from a private placement of 12,983,335 common shares at $0.30 per share, paid non cash finder’s fees of 1,126,111 in connection with the private placement, issued 685,900 shares in settlement of indebtedness amounting to $205,770 and paid a non cash finders fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

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

Index

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

In Brazil, Aurora has 3 exploration licenses within the Tapajos Gold Province.  The Exploration license areas are divided into 2 groups, the Sao Domingos and the Sao Joao areas.  The Company also has a further two applications strategically located around the Sao Domingos and the adjoining Atacadau projects to unify the whole area.

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

Index

Tapajos Basin –project areas
Brazil
International Boundary
District Boundary
Road
River
National Capital
District Capital
Major City
0 200 400 KM
0 200 400 Miles
NORTH ATLANTIC OCEAN
SOUTH ATLANTIC OCEAN
SOUTH PACIFIC OCEAN
Equator
VENEZUELA
GUYANA
SURINAME
FRENCH GUIANA (FR.)
COLUMBIA
PERU
BOLIVIA
CHILE
PARAGUAY
ARGENTINA
URUGUAY
Caracas
Maracaibo
Santa Marta
Barquisimeto
Valencia
Barcelona
Port-of-Spain
Maturin
Cucuta
San Cristobal
Bucaramango
Ciudad Bolivar
Puerto Carreno
Bogota
Georgetown
New Amsterdam
Paramaribo
Cayenne
Oiapoque
Santa Elena de Uairen
Boa Vista
Rio Orinoco
Macapa
Belem
Rio Negro
Amazon
Manaus
Careiro
Santarem
Altamira
Itaituba
Maraba
Carajas
Sao Luis
Parnaiba
Fortaleza
Teresina
Natal
Joao Pessoa
Recife
Maceio
Aracaju
Salvador
Ilheus
Iquitos
Leticia
Benjamin Constant
Rio Madeira
Rio Purus
Humaita
Porto Velho
Cruzeiro do Sul
Boca do Acre
Rio Branco
Assis Brasil
Inapari
Guajara-Mirim
Guayaramerin
Cachimbo
Rio Juruena
Rio Teles Pires
Rio Xingu
Rio Araguaia
Araguaina
Palmas
Picos
Salgueiro
Juazeiro
Barreiras
Rio Sao Francisco
Vitoria da Conquista
Brasilia
Quillabamba
Cusco
Rio Beni
Rio Mamore
Cuiaba
Caceres
Rondonopolis
Goiania
Arequipa
La Paz
Matarani
Ilo
Cochabamba
Oruro
Tacna
Arica
Potosi
Sucre
Santa Cruz
Puerto Suarez
Corumba
Uberlandia
Santa Fe do Sul
Belo Horizonte
Vitoria
Iquique
Campo Grande
Panorama
Pedro Juan Caballero
Ponta Pora
Sao Paulo
Santos
Rio de Janeiro
Antofagasta
Salta
Asuncion
Ciudad del Este
Foz do Iguacu
Curitiba
Sao Francisco do Sul
San Miguel de Tucuman
Resistencia
Florianopolis
Rio Parana
Santa Maria
Porto Alegre
Cordoba
Santa Fe
Rio Grande
Rosario
Valparaiso
Mendoza
Santiago
Colonia
Buenos Aires
Montevideo
La Plata
Concepcion
Mar del Plata
Bahia Blanca

Properties

Brazil

Săo Domingos

Location and access

The Săo Domingos property lies in the Tapajos Province of Para State, Brazil It is situated approximately 250 km SE of Itaituba, the regional centre, and includes an area of over   33,033.44 ha.  Small aircraft service Itaituba daily and on this occasion flights were sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and as the visit was at the end of the ‘wet’ season site access was granted via light aircraft utilizing the local airstrip.

The Săo Domingos property lies in the Tapajos Province of Para State, Brazil It is situated approximately 250 km SE of Itaituba, the regional centre, and includes an area of over 33,033.44 ha.  Small aircraft service Itaituba daily and on this occasion flights were sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and as the visit was at the end of the ‘wet’ season site access was granted via light aircraft utilizing the local airstrip.

Index

Tenure

a)	The project covers an area of 33,000 hectare DNPM Process 850.684/06:

Aurora has good title over the mineral rights object of the DNPM Process No. 850.684/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. On September 13th 2006 Aurora submitted to DNPM one Exploration Claim for gold covering an area of 4914,18 ha in the Municipality of Itaituba, State of Pará. According to information obtained such claim was correctly prepared and the required documents are in place.

The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

b)	DNPM Process 850.782/05:

Aurora has good title over the mineral rights object of the DNPM Process Nos 850.782/05, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. On November 8th 2005 it was submitted to DNPM the Exploration Claim for gold in the Municipality of Itaituba, State of Pará. The Exploration Permit was granted on November 28th 2006 for a 3 (three) years period. The transfer to Aurora was approved on March 24th 2009 and on September 28th 2009 it was requested the renewal of the Exploration Permit but it hasn’t been analyzed by the DNPM yet.

This area was reduced from 6.756 ha to 5.651,98 ha due to the overlapping with Garimpeira (alluvial) Mining properties held by Mr. Celio Paranhos. However the DNPM´s general attorney in Brasilia agreed with Aurora’s legal thesis and nullified all applications filed by Mr. Paranhos (about to 1.900 applications).

The files are in Brasilia where a new area control survey is being done after which the tenement 850.782/2005 shall return to its original size, except for a small 100 ha area held by third parties with priority rights.

No payments or royalties are due regarding the DNPM Process 850.782/05 since it was acquired through a permutation agreement with Altoro Mineração Ltda.

c)	DNPM Process 850.400/07:

Aurora has good title over the mineral rights object of the DNPM Process Nos 850.400/07, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba and Trairão, State of Pará. On June 8th 2007 it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on July 09th 2008 for a 3 (three) years period covering an area of 9832,26 ha, and it is valid until July 09th 2011, renewable for three additional years.

The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

d)	DNPM Processes 850.012/06 and 850.013/06:

The tenements are held by Mr. Airton Mesquita Cardoso and were submitted to DNPM on January 19th 2006. The tenements and are located at Itaituba, state of Pará and are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes, but the area was blocked since it is inside of a Garimpeira Reserve.

The transfer to Aurora will be submitted after the Exploration Permit is granted.

There are no payments or royalties related to the tenements according to the agreement entered into with the previous owner.

Index

e)	DNPM Process 850.119/06:

Aurora has good title over the mineral rights object of the DNPM Process No. 850.119/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. On March 07th 2006 Aurora submitted to DNPM one Exploration Claim for gold covering an area of 3531 ha in the Municipality of Itaituba, State of Pará. According to information obtained such claim was correctly prepared and the required documents are in place.

The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

f)	DNPM Process 859.587/95:

The tenement is held by Vera Lucia Lopes and is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará. On November 27th 1995 it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on September 15th 2006 for a 3 (three) years period covering an area of 5000 ha, and it was valid until September 15th 2009. On July 15th 2009 it was requested the renewal of the Exploration Permit but it hasn’t been analyzed by the DNPM yet. The transfer to Aurora was submitted on November 23rd 2006 but it hasn’t been approved yet.

There are no payments or royalties related to the tenements since all payments due under the terms of the agreement entered into with the previous owner have been already made.

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

São João – Samba Minerals farm in agreement

In May 2008 the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the São João project by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, the Company will immediately transfer an 80% participation interest in the property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing the Company 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to the Company all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João project. A feasibility study has not been completed as of November 22, 2010 and thus no joint venture has been formed as of that date.

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

Option Agreement

The São João Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the São João mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement above); December 5, 2008 – USD $40.000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement above); January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement above); February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement above); April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 2009 to June 30, 2010 paid by Samba Minerals Limited as part of the agreement with them as discussed in the São João – Samba Minerals farm in agreement above); July 30, 2011 – USD $950,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

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

Comandante Araras - Samba Minerals farm in agreement

In May 2008 the Company signed an agreement with Samba, which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Comandante Araras projects by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, the Company will immediately transfer an 80% participation interest to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing the Company 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to the Company all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Comandante Araras project. A feasibility study has not been completed as of November 22, 2010 and thus no joint venture has been formed as of that date.

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

Index

Option Agreement

The Comandante Araras Option Agreement dated July 2, 2007, and amendments dated June 2, 2008, November 10, 2008, and September 18, 2009, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Comandante Araras property mineral rights via structured cash payments. The total option agreement payments for the mineral rights are structured as follows: November 1, 2006 R$20,000 (paid); November 15, 2006 – R$40,000 (paid); December 15, 2006 R$40,000 (paid); May 18, 2007 - R$15,000 (paid); May 29, 2007 – R$50,000 (paid); June 25, 2008 – USD $80,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Comandante Araras - Samba Minerals farm in agreement above); November 30, 2008 – USD $20,000 or 100,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Comandante Araras - Samba Minerals farm in agreement above); November 30, 2008 – 400,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (to be issued by Samba when the Exploration Permit is granted and transferred to Aurora). The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

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

Currently, there are no known reserves on the property and there is no assurance that we will be able to recommence any mining operations.

(D)	Results of Operations

Three and Nine month periods ended September 30, 2010 (Fiscal 2010) and 2009 (Fiscal 2009)

Revenues-The Company has yet to generate any revenues or establish any history of profitable operations. For the three and nine months ended September 30, 2010 we recorded a net loss of $790,348 (2009 net loss - $1,232,548) and $1,720,889 (2009 net loss - $1,519,511), respectively, or $(0.01) [2009 – $(0.02)] and $(0.02) [2009 - $(0.03)] per share, respectively.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the three and nine months ended September 30, 2010 we recorded General and Administrative expenses of $585,506 (2009 - $193,102) and $1,283,327 (2009 - $453,484) respectively. This amount includes, professional fees - accounting of $6,187 (2009 - $1,514) and $97,868 (2009 - $1,698) respectively and legal $98,435 (2009 - $7,500) and $277,503 (2009 - $10,788) respectively.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the three and nine months ended September 30, 2010 we recorded exploration expenses of $204,842 (2009 - $24,981) and $437,562 (2009 - $51,562) respectively. The following is a breakdown of the exploration expenses by property: Colorado, $200,181 (2009 – $Nil) and $337,635 (2009 - $Nil) respectively; Brazil $4,661 (2009 – $26,581) and $97,572 (2009 - $26,581) respectively; and Canada, Kumealon property $Nil (2009 - $Nil) and $2,355 (2009 - $Nil) respectively.

Depreciation expense – Depreciation expenses charged to operations for the three and nine months ended September 30, 2010 were $3,718 (2009 - $3,485) and $10,962 (2009 - $9,431) respectively.

Index

Capital Resources and Liquidity

September 30, 2010 versus December 31, 2009:

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

At September 30, 2010, we had cash of $1,089,565 (December 31, 2009 - $556,957) and working capital of $893,586 (working capital deficiency December 31, 2009 – $893,013). Total liabilities as of September 30, 2010 were $302,089 (December 31, 2009 - $1,523,226).

During the period January 1 to November 22, 2010, we received cash of $3,895,000 from a private placement of 12,983,335 common shares at $0.30 per share, paid non cash finder’s fees of 1,126,111 in connection with the private placement, issued 685,900 shares in settlement of indebtedness amounting to $205,770 and paid a non cash finders fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

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

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $2,000,410 from operating activities in 2010 through September 30. We require additional funds to meet its obligations and maintain our operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2010 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Index

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities: We used cash of $2,000,410 through the nine month periods ended September 30, 2010 ($170,900 through the nine months ended September 30, 2009). The following is a breakdown of cash used for operating activities: Depreciation and amortization of $10,962 through the nine months ended September 30, 2009 (nine months ended September 30, 2009 - $9,431). Changes in prepaid expenses and other assets resulted in a decrease in cash of $30,575 through the nine months ended September 30, 2010 (increase in cash of $6,265 during the nine months ended September 30, 2009). Changes in accounts payable and accrued expenses (including related party) resulted in a decrease in cash of $469,908 through the nine months ended September 30, 2010 (increase in cash of $97,324 during the nine months ended September 30, 2009). A loss of $1,014,465 was realized on the settlement of debt during the nine months ended September 30, 2009 (2010 - $0). A foreign exchange loss of $221,126 was realized on notes payable during the nine months ended September 30, 2009 (2010 - $0).

Investing Activities: During the nine month period ended September 30, 2010, $500,000 was spent acquiring the Front Range Gold joint venture property in Boulder, Colorado, USA (nine months ended September 30, 2009 - $0). During the nine month period ended September 30, 2010, $17,800 was spent acquiring equipment (nine months ended September 30, 2009 - $0). During the nine month period ended September 30, 2010, $245,213 was spent on Mined Land Reclamation Bonds with the State of Colorado (nine months ended September 30, 2009 - $0).

Financing Activities: We intend to finance our activities by raising capital through the equity markets. Proceeds from common stock were $3,895,000 during the nine months ended September 30, 2010 ($1,039,151 during the nine months ended September 30, 2009). Both loans payable were repaid at $250,000 each during the nine months ended September 30, 2010 and both advances payable received during the year ended December 31, 2009 were repaid at $50,000 each during the nine months ended September 30, 2010.

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

The Company operates in the United States (primarily Colorado) and outside of the United States of America (primarily in Brazil) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

Share Capital

At November 22, 2010, we had:

º	Authorized share capital of 300,000,000 (September 30, 2010 – 300,000,000; December 31, 2009 – 100,000,000) common shares with par value of $0.001 each.

º	88,703,868 common shares were issued and outstanding as at November 22, 2010 (September 30, 2010 – 88,703,868; December 31, 2009 – 68,408,522).

º
1,700,000 stock options outstanding under our incentive stock option plan. The stock options are exercisable at $0.26 per share, with expiry date of August 6, 2012. If the holders were to acquire all 1,700,000 shares issuable upon the exercise of all incentive stock options outstanding, we would receive an additional $442,000.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2008 and 2009 and the subsequent period to November 22, 2010.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at September 30, 2010 and the subsequent period to November 22, 2010, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2010 and December 31, 2009, we did not have proven reserves.

Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

Costs related to site restoration programs are accrued over the life of the project.

Index

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

Other than as disclosed below, during the nine months ended September 30, 2010 and 2009, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the three and nine month period ended September 30, 2010, consulting fees of $96,842 (2009 - $22,132) and $250,723 (2009 – $63,017), respectively were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable - related party at September 30, 2010 is $19,493 (December 31, 2009 - $127,813) payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

CURRENT OUTLOOK

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

Index

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

We will concentrate our exploration activities on the Front Range Gold project in Colorado and the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Brazil, United States, Canada and other South American countries. Additional employees will be hired on a consulting basis as required by the exploration properties.

Our exploration work program for the final quarter of 2010 and the year 2011 will focus on both the Brazilian properties and our Colorado property.  In Brazil we intend to follow up results from previous work on the Sao Domingo property which resulted in 130,000 ounces of mineralized material, by exploration of the geophysical anomaly west of the current mineralized area.  This work will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

We have set up a field operations centre at the Săo Domingos property and intend to continue to focus our exploration activities on anomalies associated with the Săo Domingos Property. We selected the Săo Domingos property based on its proximity to our other properties, and the logistics currently in place. Access to the Săo Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

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

A resource estimate has been completed, by a third party consultant, for the Fofoca target on the Săo Domingos Property located in Tapajos Gold Province in Brazil. The results were calculated in accordance with Guide 7code for reporting mineralized material.

Currently the mineralized material still remains open along strike in both directions and at depth. We will continue to evaluate the potential, and are confident that Fofoca could evolve along strike and link up with other noted targets further along strike

Index

In 2010, we continued to follow up exploration results on the Fofoca area and plan to initiate further exploration programs on other areas of the Sao Domingos property.  It is anticipated that we will drill a series of holes within the Fofoca area for engineering and metallurgical test work as well as to test for depth extensions of the known mineralization.  Other exploration on the Săo Domingos property areas will involve further mapping of the outcrop geology and sampling soils and scree from shafts of previous workers in order to confirm lithologies and structural trends noted from drilling and published government maps.  Currently, four anomalous areas on the Sao Domingos property have been identified from soil and rock chip sampling, at Atacadao, Esmeril, Fofoca and Cachoeira, and we plan to conduct further investigation.

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

Exploration on the Săo Joăo, and the adjoining Comandante Araras properties is being managed by Samba Minerals Limited, who are earning up to an 80% interest in the properties by funding the exploration to a bankable feasibility exploration.

Together with our partner, Samba, we completed a ground geophysics program on the Săo Joăo property. The program targeted areas of known mineralization and covered the area along to the northeast to link up with other known mineralization.  Exploration results to date show that the area has a geophysical trend continuing on from the known mineralization.  During the geophysics program, other veins were noted and sampled and returned anomalous gold grades.  Together with Samba, in 2010, we intend to evaluate the geophysics and determine various targets to test the sub surface extent of the known mineralization, and to test the geophysical anomalies within the area.

We are not planning to do any exploration work on the British Columbia Kumealon limestone property in 2010 and will conduct preliminary exploration during 2011.

We are currently planning to update all permits with respect to the Front Range Property in Boulder Colorado; initiate appropriate exploration programs and, if warranted, schedule operations with a view to recommencing the production of gold concentrate.

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

Item 4.                    Controls and Procedures

(a)
Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of September 30, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Index

(b)
Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of September 30, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any litigation, and have no knowledge of any pending or threatened litigation against us.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 2010, 685,900 shares were issued in connection with debt settlements. The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

A finders’ fee of 500,000 common shares was authorized for issuance in connection with the Asset Purchase Agreement at $0.30 per share to an individual and a company who reside outside the United States of America. The shares were issued in September 2010.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting on September 24, 2010. At the meeting one shareholder holding 24,000 shares was present in person and 32,651,016 shares were represented by proxy.

The holders of the majority of the shares voting at the meeting voted for:

1.      The election of Michael Montgomery and Lars Pearl as the directors of the Company;
2.      The appointment of Peterson Sullivan LLP, as the independent registered public accounting firm for the Company;
3.      That the Company’s Certificate of Incorporation be amended to increase the number of authorized shares from 100,000,000 to 300,000,000.

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

Aurora Gold Corporation
Registrant

Date: November 22, 2010	BY:	/s/ Lars Pearl
Lars Pearl
President, CEO, CFO and Director

Date: November 22, 2010	BY:	/s/ Michael Montgomery
Michael Montgomery
Director