Form 10-K
period 2010-12-31
AURORA GOLD CORP
filed 2011-04-15
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number                                                       0-24393

AURORA GOLD CORPORATION
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3945947 (I.R.S. Employer Identification No.)

Baarerstrasse 10, 1st Floor, Zug, Switzerland	6300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code                           (+41) 7887-96966

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.001 per share	OTCQB
Title of each class	Name of each exchange on which registered

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
$34,810,363 as of June 30, 2010.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,703,868 shares of Common Stock were outstanding as of April 15, 2011.

Documents incorporated by reference: None.

PART I

This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. “Business,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8. “Financial Statements” and Item. 13 “Certain Relationships and Related Transactions and Director Independence”.

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

We are currently concentrating our property exploration activities in Brazil, Canada and the United States of America (the "USA"). We are also examining data relating to the potential acquisition of other exploration properties in the USA, Latin America and South America.

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A Risk Factors”

Significant Developments in Fiscal 2010 and Subsequent Events to April 15, 2011

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

                During 2010 and 2011 through April 15, 2011 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

                For the fiscal year ended December 31, 2010 and 2009 we recorded exploration expenses of $644,313 compared to $67,973, respectively.

                During the period January 1 to December 31, 2010, we received cash of $3,895,000 from a private placement of 12,983,335 common shares at $0.30 per share, paid non cash finder’s fees of 1,126,111 shares in connection with the private placement, issued 685,900 shares in settlement of  indebtedness and expenses amounting to $205,770 and paid a non cash finders fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

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

                On June 15, 2010, the Company, its wholly owned subsidiary, AGC Resources LLC, Consolidated Global Minerals Ltd., Mount Royale Ventures LLC and Golden Rex Mining Company signed and delivered the Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, the Company acquired:

•
Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property;

•	the Front Range Gold property assets of Mount Royale Ventures, LLC., which include a permitted mill and mining equipment; and,
•	a 50% equity interest in the Black Cloud Mine Claim Group, tenements located within the Front Range Gold property.

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

Exploration Activities

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

Need for any government approval of principal products or services

As a mineral exploration company, we are not in a business which requires extensive government approvals for principal products or services. The Department National Production Minerals (DNPM) of Brazil outlines and governs the work that can be done on mining claims in Brazil. The State of Colorado, Department of Natural Resources governs the work that can be done on mining claims in Colorado.

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

The mining industry in Brazil and the USA is highly regulated. Our president and Technical director have extensive industry experience and are familiar with government regulations respecting the initial acquisition and early exploration of mining claims in both Brazil and the USA. The Company is required under law to meet government standards relating to the protection of land and waterways, safe work practices and road construction. We are unaware of any proposed or probable government regulations which would have a negative impact on the mining industry in Brazil or the USA. We propose to adhere strictly to the regulatory framework which governs mining operations in both Brazil and the USA.

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

As of April 15, 2011 we had five (5) part time employees.

Item 1A.	Risk Factors

We are an exploration stage company and have incurred substantial losses since inception.

We have never earned any revenues. In addition, we have incurred net losses of $17,773,262 for the period from our inception (October 10, 1995) through December 31, 2010 and, based upon our current plan of operation, we expect that we will incur losses for the foreseeable future.

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

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended December 31, 2010. Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. Although we have completed several equity financings, the fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We currently have an interest or the right to earn an interest in five (5) properties, none of which have any reserves.  Based on our exploration activities through the date of this Prospectus, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts.  If we do not establish reserves we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline and you may lose all or a portion of your investment.

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

All phases of our operations in Brazil, Canada, and the USA where our properties are located, will be subject to environmental regulations.  Environmental legislation in Brazil, Canada and the USA is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  It is possible that future changes in environmental regulation will adversely affect our operations as compliance will be more burdensome and costly.

We have not allocated any money for reclamation of any of our mining claims in Brazil and Canada, we may be subject to fines if the mining claims are not restored to its original condition upon termination of our activities.

Our directors may face conflicts of interest in connection with our participation in certain ventures because they are directors of other mineral mineralized material companies.

Messrs. Gomez de Segura and Montgomery, who in addition to Mr. Pearl, serve as directors, may also be a director of other companies (including mineralized material exploration companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.  It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favourable terms on certain projects than we might have obtained if our directors were not also directors of other participating mineral mineralized materials companies.  In an effort to balance their conflicting interests, our directors may approve terms equally favourable to all of their companies as opposed to negotiating terms more favourable to us but adverse to their other companies.  Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit

Our future performance is dependent on our ability to retain key personnel, loss of which would adversely affect our success and growth.

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

There is only a limited trading market for our common stock on the Over the Counter QB. This may make it more difficult for you to sell your stock if you so desire.

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

Office Premises

We conduct our activities from our principal and technical office located at Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland The telephone number is (+41) 7887-96966. These offices are provided to us on a month to month basis. We believe that these offices are adequate for our purposes. We do not own any real property or significant assets. Management believes that this space will meet our needs for the next 12 months.

Mining and Exploration Properties

Our properties are located in (i) the Tapajos Region of Brazil and (ii) near the city of Boulder in Colorado USA. In Brazil we have calculated a body of mineralized material to Guide 7 standards that equates to approximately 130,000 ounces of gold @ 2 grams per tonne. This mineralized material is located on our Sao Domingo’s property. The rest of our Brazil properties are in the preliminary exploration stage and do not contain any known bodies of ore.

Our strategy is to concentrate our efforts on: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities. We are currently concentrating our property exploration activities in Brazil and Colorado a. We are also examining data relating to the potential acquisition of other exploration properties in Latin America, South America. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that our planned production will result in a commercial success, as production is gold price and politically sensitive. Once production has commenced we will be able to gauge the onward commercial viability of the project.  There is no assurance that our planned mineral exploration and development activities will result in any further discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors.  Please refer to “Risk Factors.”

We currently have the Front Range Gold Project located near Boulder in the USA, an interest in three (3) projects located in Tapajos gold province in Para State, Brazil and one property located in British Columbia, Canada. We have conducted exploration activities on all our projects and have ranked the projects in order of merit and may discontinue such activities and dispose of some of the properties if further exploration work is not warranted.

Figure 1.                  Brazil, South America-property locality guide

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

The tenements are held by Mr. Airton Mesquita Cardoso and were submitted to DNPM on January 19, 2006. The tenements and are located at Itaituba, state of Pará and are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes, but the area was blocked since it is inside of a Garimpeira Reserve.

The transfer to Aurora will be submitted after the Exploration Permit is granted.

There are no payments or royalties related to the tenements according to the agreement entered into with the previous owner.

e)	DNPM Process 850.119/06:

Aurora has good title over the mineral rights object of the DNPM Process No. 850.119/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. On March 7, 2006, Aurora submitted to DNPM one Exploration Claim for gold covering an area of 3531 ha in the Municipality of Itaituba, State of Pará. According to information obtained such claim was correctly prepared and the required documents are in place.

The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

f)	DNPM Process 859.587/95:

The tenement, which is held by Vera Lucia Lopes, is valid and in force, and is free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará. On November 27, 1995, it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on September 15, 2006, for a three year period covering an area of 5000 ha, and it was valid until September 15, 2009. On July 15, 2009, it was requested the renewal of the Exploration Permit but it hasn’t been analyzed by the DNPM yet. The transfer to Aurora was submitted on November 23, 2006, but it hasn’t been approved yet.

There are no payments or royalties related to the tenements since all payments due under the terms of the agreement entered into with the previous owner have been already made.

Geology

The geology of the Săo Domingos property is predominantly composed of paleo-proterozoic Parauari Granites that play host to a number of gold deposits in the Tapajos Basin. Typical Granites of the younger Maloquinha Intrusive Suite have been noticed in the vicinity of Molly Gold Target, and basic rocks considered to be part of the mesoproterozoic Cachoeira Seca Intrusive Suite occur around the Esmeril target area.

The Săo Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings.

Săo Joăo – Samba Minerals farm in agreement

In May 2008 we signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Săo Joăo project by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, we will immediately transfer an 80% participation interest in the property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing us 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to us all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Săo Joăo project. A feasibility study has not been completed as of April 15, 2011 and thus no joint venture has been formed as of that date.

Location and access

The Sao Joao property is located in the central portion of the Southern Tapajos basin and is accessed by light aircraft from the regional centre of Itaituba. Access is also possible by unsealed roads linking up to the Transgarimpeiro highway and by a purpose cut heavy vehicle access track linking Sao Joao to the exploration centre at the primary project at Sao Domingo.

Tenure - Săo Joăo Project - DNPM Processes 851.533/94 to 851.592/94 inclusive:

The company has good title over the mineral rights which were granted in 1994 and 2005 by the Brazilian National department of Mineral Production DNPM - Departamento Nacional de Produçăo Mineral, as DNPM Process numbers 851.533/94 to 851.592/94 and which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The Săo Joăo mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The Săo Joăo mineral rights comprise 60 Applications for Alluvial Mine of 50 hectares each which was presented to DNPM on May 16, 1994. On August 30, 2006 the previous holder of the Applications applied for the conversion of the Applications to Exploration Permits. When the conversion request is approved by the Authorities, the previous holder will be granted the Exploration Permit for an area of 3000 ha. The assignment of the Săo Joăo mineral rights to Aurora can only be done after the approval of the Applications and the actual granting of an Exploration Permit to the previous Holder.

Option Agreement

The Săo Joăo Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Săo Joăo property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the Săo Joăo mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); December 5, 2008 – USD $40,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 2009 to December 31, 2010 paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); July 30, 2011 – USD $950,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

Geology

The prime targets for the Săo Joăo property are located around and on the intersection of regional NW and NNW faults within the Pararui Intrusive Suite and this area has been the focus of large-scale alluvial workings. The Pararui Intrusive Suite has proven to host the vast majority of gold deposits elsewhere within the Tapajos Gold Province. We conducted a rock chip program over an area currently being excavated for gold in quartz systems via shallow underground workings. The sample results have demonstrated that the quartz vein systems are highly mineralized and considered continuous for at least 200m. We are confident that the quartz vein systems are much more extensive and are currently planning to increase the sample density of rock and soil sampling over, and adjacent to, the current workings to locate further mineralized vein systems, and to drill test their depth extensions in the near future.

Previous mining activity over a number of years focused on the alluvial deposits within its many tributaries, and has now progressed to include the saprolite host rock and out cropping quartz veins.

Comandante Araras - Samba Minerals farm in agreement

In May 2008 we signed an agreement with Samba, which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Comandante Araras projects by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, we will immediately transfer an 80% participation interest to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing us 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to us all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Comandante Araras project. A feasibility study has not been completed as of April 15, 2011 and thus no joint venture has been formed as of that date.

Location and access

The Comandante Araras property is located in the central portion of the Southern Tapajos basin and is accessed by light aircraft from the regional centre of Itaituba. The project adjoins the Săo Joăo project to the south east. Access is also possible by unsealed roads linking up to the Transgarimpeiro highway and by a purpose cut heavy vehicle access track linking Săo Joăo to the exploration centre at the primary project at Sao Domingo.

Tenure - Comandante Araras Project - DNPM Processes 853.785/93 to 853.839/93 inclusive:

We have good title over the mineral rights which were granted by the Brazilian Department of Mines (Departamento Nacional de Produçăo Mineral – “DNPM”) as DNPM Process numbers 853.785/93 to 853.839/93 and which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The Comandante Araras mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The Comandante Arara mineral rights comprise 55 Applications for Alluvial Mine of 50 hectares each and the Applications for the rights were presented to DNPM on October 5, 1993. The conversion to Exploration Permits has not been applied for yet. The assignment of the Comandante Araras mineral rights to Aurora can only be done after the approval for the conversion of the Applications and the actual granting of an Exploration Permit to the previous Holder.

Option Agreement

The Comandante Araras Option Agreement dated July 2, 2007, and amendments dated June 2, 2008, November 10, 2008, and September 18, 2009, allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Comandante Araras property mineral rights via structured cash payments. The total option agreement payments for the mineral rights are structured as follows: November 1, 2006 R$20,000 (paid); November 15, 2006 – R$40,000 (paid); December 15, 2006 R$40,000 (paid); May 18, 2007 - R$15,000 (paid); May 29, 2007 – R$50,000 (paid); June 25, 2008 – USD $80,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Comandante Araras - Samba Minerals farm in agreement above); November 30, 2008 – USD $20,000 or 100,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Comandante Araras - Samba Minerals farm in agreement above); November 30, 2008 – 400,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (to be issued by Samba when the Exploration Permit is granted and transferred to Aurora). The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

Geology

The geology of the Comandante Araras property is dominated by two regional faults in the Parauari granite that strike North west in the northern half of the property and South east in the southern part of the property. The project was selected based on the potential trends of mineralization striking towards Comandante Araras from the Săo Joăo project.

British Columbia, Canada

Kumealon

Location and access

In February 1999, we acquired, by staking, a high grade limestone property three (3) square kilometers (741 acres) located on the north shore of Kumealon Inlet, 54 kilometers south-southeast of Prince Rupert, British Columbia, Canada.

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

Boulder Colorado, USA

The Front Range Gold JV property

By Agreement dated June 15, 2010, we completed our acquisition of:

•
Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property;

•	the Front Range Gold property assets of Mount Royale Ventures, LLC., which include a permitted mill and mining equipment; and,
•	a 50% equity interest in the Black Cloud Mine Claim Group, tenements located within the Front Range Gold property.

The total consideration paid to Global Minerals Ltd. consisted of $600,000 cash and the issuance of five million (5,000,0000) restricted shares of our common stock.

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

Our Common Stock is currently quoted on the OTCQB. Our common stock was removed from the OTC Bulletin Board effective May 20, 2009 and relisted on the OTCBB on August 5, 2010. In 2011 the Company was removed from the OTCBB and relisted on the OTCQB. Please refer to “RISK FACTORS.”

               The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the Pink Sheets for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. Our stock is also quoted on the Stuttgart Exchange under the symbol A4G.SG and the Frankfurt Exchange under the symbols “A4G.F,” and “XE7RA.A4G.DE” and on the Berlin-Bremen Exchange under the symbol “A4G.BER.”

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
2011 – High	$0.40	$0.29	(1)	$-	$-
2011 – Low	$0.24	$0.25	(1)	$-	$-
2010 – High	$0.61	$0.52		$0.52	$0.44
2010 – Low	$0.38	$0.35		$0.30	$0.25
2009 – High	$0.50	$0.33		$0.50	$0.70
2009 – Low	$0.16	$0.17		$0.06	$0.26
2008 – High	$0.51	$0.26		$0.12	$0.50
2008 – Low	$0.21	$0.05		$0.04	$0.04

(1)	The high and low bid prices for our Common Stock for the Second Quarter of 2011 were for the period April 1, 2011 to April 13, 2011. The closing price on April 12, 2011 was $0.26.

As of April 13, there were approximately 743 holders of record of the Common Stock. We have not paid any cash dividends. Please refer to “Dividend Policy” below. We do not have securities authorized for issuance under an equity compensation plan.

There are 1,700,000 shares reserved for issuance pursuant to options granted under the Company’s stock option plan.

We did not make any repurchases of our securities during the fourth quarter of our fiscal year ended December 31, 2010 or the subsequent period through to April 15, 2011.

Transfer Agent

The transfer agent of our common stock is Worldwide Stock Transfer, LLC, having an office at 433 Hackensack Avenue, Level L. Hackensack, NJ, USA 07601.

Penny Stock

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our stock is currently a “penny stock.” Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules.

Rule 144

There were 88,703,868 shares of our common stock issued and outstanding at April 15, 2011, of which 8,800,544 shares are deemed "restricted securities," within the meaning of Rule 144; of these restricted shares, 5,000,000 are owned by Global Minerals, Ltd., a private corporation. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

In general, under Rule 144, subject to the satisfaction of certain other conditions, a person deemed to be one of our affiliates, who has beneficially owned restricted shares of our common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if our common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale, if greater.

Rule 144 also permits a person who presently is not and who has not been an affiliate of ours for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least nine months to sell such shares without restriction other than the requirement that there be current public information as set forth in Rule 144. To the extent that Rule 144 is otherwise available, this provision is currently applicable to all of the restricted shares. If a non-affiliate has held the shares for more than one year, such person may make unlimited sales pursuant to Rule 144 without restriction.

The possibility that substantial amounts of our common stock may be sold under Rule 144 into the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities. Please refer to “RISK FACTORS.”

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital mineralized materials for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the board of directors deems relevant.
We do not have securities authorized for issuance under an equity compensation plan.

No securities were issued without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2010.

We did not effect any repurchases of our securities during the fourth quarter of Fiscal 2010.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and analysis of Financial Condition and results of Operations

(A)	General

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide.  We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." We conduct our exploration and property acquisition activities through our head office which is located at is located at C/- Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland. The telephone number is (+41) 7887-96966. We also maintain an office in Brazil at Av. Jornalista Ricardo Marinho, 360, sala 113, Ed. Cosmopolitan, Barra da Tijuca, Rio de Janeiro, CEP 22631-350 and in Denver, Colorado at 4450 Arapahoe Ave, Suite 100, Boulder, Colorado 80303.

We had no revenues during fiscal 2010 and 2009. Funds raised in fiscal 2010 and 2009 were used for exploration of our properties and general administration.

(B)	Results of Operations

Year Ended December 31, 2010 (Fiscal 2010) versus Year Ended December 31, 2009 (Fiscal 2009)

Revenues-The Company has yet to generate any revenues or establish any history of profitable operations. For the year ended December 31, 2010 we recorded a net loss of $2,302,083 (2009 net loss - $1,779,477), respectively, or $(0.03) [2009 – $(0.03)] per share, respectively.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the year ended December 31, 2010 we recorded General and Administrative expenses of $1,657,770 (2009 - $697,039) respectively. This amount includes, professional fees - accounting of $120,220 (2009 - $43,263) respectively and legal $308,323 (2009 - $10,787) respectively.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the year ended December 31, 2010 we recorded exploration expenses of $644,313 (2009 - $67,973) respectively. The following is a breakdown of the exploration expenses by property: Colorado, $526,596 (2009 - $Nil) respectively; Brazil $115,362 (2009 - $65,956) respectively; and Canada, Kumealon property $2,355 (2009 - $2,017) respectively.

Depreciation expense – Depreciation expenses charged to operations for the year ended December 31, 2010 were $17,738 (2009 - $13,172) respectively.

Capital Resources and Liquidity

December 31, 2010 versus December 31, 2009:

Recent developments in capital markets have restricted access to debt and equity financing for many companies. The Company's exploration properties are in the exploration stage, have not commenced commercial production and consequently the Company has no history of earnings or cash flow from its operations. As a result, the Company is reviewing its 2011 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

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

At December 31, 2010, we had cash of $579,191 (December 31, 2009 - $556,957) and working capital of $227,326 (working capital deficiency December 31, 2009 – $893,013). Total liabilities as of December 31, 2010 were $372,019 (December 31, 2009 - $1,523,226).

During the period January 1 to December 31, 2010, we received cash of $3,895,000 from a private placement of 12,983,335 common shares at $0.30 per share, paid non cash finder’s fees of 1,126,111 shares in connection with the private placement, issued 685,900 shares in settlement of indebtedness and payment of expenses amounting to $205,770 and paid a non cash finders fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

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

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $2,423,112 from operating activities in 2010. We require additional funds to meet its obligations and maintain our operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2011 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities: We used cash of $2,423,112 for the year ended December 31, 2010 (2009 - $395,791). The following is a breakdown of cash used for operating activities: Depreciation and amortization of $17,738 (2009 $13,172). Changes in prepaid expenses and other assets resulted in a increase in cash of $54,449 (decrease in cash of $55,121 during the year ended December 31, 2009). Changes in accounts payable and accrued expenses (including related party) resulted in a decrease in cash of $403,216 (increase of $266,469 during the year ended December 31, 2009). A loss of $1,014,465 was realized on the settlement of debt during the year ended December 31, 2009. A foreign exchange loss of $144,701 was realized during the year ended December 31, 2009.

Investing Activities: During the year ended December 31, 2010, $500,000 was spent acquiring the Front Range Gold joint venture property and related buildings and equipment in Boulder, Colorado, USA (year ended December 31, 2009 - $0). During the year ended December 31, 2010, $325,221 was spent on Mined Land Reclamation Bonds with the State of Colorado and the Front Range Project joint venture (year ended December 31, 2009 $0).

Financing Activities: We intend to finance our activities by raising capital through the equity markets. Proceeds from common stock were $3,895,000 during the year ended December 31, 2010
(2009 - $800,000). Both loans payable were repaid at $250,000 each during the year ended December 31, 2010 and both advances payable received during the year ended December 31, 2009 were repaid at $50,000 each during the year ended December 31, 2010.

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

Share Capital

At April 15, 2011, we had:

•	Authorized share capital of 300,000,000 (December 31, 2010 – 300,000,000; December 31, 2009 – 100,000,000) common shares with par value of $0.001 each.
•	88,703,868 common shares were issued and outstanding as at April 15, 2011(December 31, 2010 – 88,703,868; December 31, 2009 – 68,408,522).
•
1,700,000 stock options outstanding under our incentive stock option plan. The stock options are exercisable at $0.26 per share, with expiry date of August 6, 2012. If the holders were to acquire all 1,700,000 shares issuable upon the exercise of all incentive stock options outstanding, we would receive an additional $442,000.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2009 and 2010 and the subsequent period to April 15, 2011.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2010, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements. In March 2011, AGC Resources LLC (the "AGC") executed a lease agreement with Sweeney Mining and Milling Corporation for the rights to a one eighth (1/8th) fully paid share in the Anderson Ditch Company. The lease agreement is for the term of five (5) years. This lease provides one of the water rights that are critical to AGC's  water augmentation plan and overall plan of operations.

Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 to our December 31, 2010 consolidated financial statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Buildings and equipment are carried at cost (including development and preproduction costs, capitalized interest, other financing costs and all direct administrative support costs incurred during the construction period, net of cost recoveries and incidental revenues), less accumulated depletion and depreciation including write-downs. Following the construction period, interest, other financing costs and administrative costs are expensed as incurred.

On the commencement of commercial production, depletion of each mining property is provided on the unit-of-production basis, using estimated proven and probable reserves as the depletion basis.

Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method.

Depreciation for non-mining equipment is provided over the following useful lives:

Vehicles	10 years
Office equipment, furniture and fixtures	2 to 10 years

The Company reviews the carrying values of its buildings and equipment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. An impairment is considered to exist if total estimated future cash flows, or probability-weighted cash flows on an undiscounted basis, are less than the carrying value of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows associated with values beyond proven and probable reserves and resources. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable future cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular property for which there is identifiable cash flows. Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2010 and 2009, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

Other than as disclosed below, during the year ended December 31, 2010 and 2009, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During year ended December 31, 2010, consulting fees of $339,591 (2009 - $86,380), respectively were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable - related party at December 31, 2010 is $17,264 (December 31, 2009 - $127,813) payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, we may curtail a portion of our capital and exploration expenditures during 2011.

We are currently concentrating our exploration activities in Brazil and the USA and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

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

Our exploration work program for the remainder of 2011 will focus on both the Brazilian properties and our Colorado property. In Brazil we intend to follow up results from previous work on the Sao Domingo property which resulted in 130,000 ounces of mineralized material, by exploration of the geophysical anomaly west of the current mineralized area. This work will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

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

Currently the mineralized material still remains open along strike in both directions and at depth. We will continue to evaluate the potential, and are confident that Fofoca could evolve along strike and link up with other noted targets further along strike

In 2011, we will continued to follow up exploration results on the Fofoca area and plan to initiate further exploration programs on other areas of the Sao Domingos property. It is anticipated that we will drill a series of holes within the Fofoca area for engineering and metallurgical test work as well as to test for depth extensions of the known mineralization. Other exploration on the Săo Domingos property areas will involve further mapping of the outcrop geology and sampling soils and scree from shafts of previous workers in order to confirm lithologies and structural trends noted from drilling and published government maps. Currently, four anomalous areas on the Sao Domingos property have been identified from soil and rock chip sampling, at Atacadao, Esmeril, Fofoca and Cachoeira, and we plan to conduct further investigation.

A recent discovery was made on the Atacadau area and has been called Colibri. Here artisanal miners uncovered an area of stock work mineralization that was subsequently sampled and returned some high-grade assays. Further sampling of material that was exposed by artisanal activity around the Colibri occurrence was conducted. Whilst monitoring the artisanal activity mapping and measurements of the structures and orientations of theoretical mineralization channels were conducted. The results showed that there are possible correlations to the Atacadau mineralization noted from previous mapping and drilling. We intend to cut trenches across the strike of the mineralizing structures to better understand the size both laterally and along strike. We will then test the strike extent with geophysics in a similar manner as that conducted on the Fofoca area.

Exploration on the Săo Joăo, and the adjoining Comandante Araras properties is being managed by Samba Minerals Limited, who are earning up to an 80% interest in the properties by funding the exploration to a bankable feasibility exploration.

Together with our partner, Samba, we completed a ground geophysics program on the Săo Joăo property. The program targeted areas of known mineralization and covered the area along to the northeast to link up with other known mineralization. Exploration results to date show that the area has a geophysical trend continuing on from the known mineralization. During the geophysics program, other veins were noted and sampled and returned anomalous gold grades. Together with Samba, in 2011, we intend to evaluate the geophysics and determine various targets to test the sub surface extent of the known mineralization, and to test the geophysical anomalies within the area.

We are not planning to do any exploration work on the British Columbia Kumealon limestone property in 2011.

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

The following audited consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated April 15, 2011

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations from October 10, 1995 (commencement of operations) to December 31, 2010 and for the years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (loss) for period from October 10, 1995(commencement of operations) to December 31, 2010

Consolidated Statements of Cash Flows for period from October 10, 1995 (commencement of operations) to December 31, 2010 and for the years ended December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2010 and 2009

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aurora Gold Corporation

We have audited the accompanying consolidated balance sheets of Aurora Gold Corporation (an exploration stage company) and Subsidiary ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Gold Corporation (an exploration stage company) and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception, has not been able to generate any operating revenues to date, and used cash from operations of $2,423,112 in 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2011

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2010 and 2009
(Expressed in U.S. Dollars)	December 31	December 31
	2010	2009

ASSETS
Current assets
Cash	$579,191	$556,957
Prepaid expenses and other assets	20,154	73,256
Total current assets	599,345	630,213

Mineral property reclamation bonds	325,221	-
Buildings and equipment, net	849,445	105,201
Participating interest in mineral property (Note 3)	1,758,685	-
Total assets	$3,532,696	$735,414

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$354,755	$795,413
Accounts payable and accrued expenses - related parties	17,264	127,813
Advances payable	-	50,000
Advances payable - related party	-	50,000
Loans payable	-	500,000
Total current liabilities	372,019	1,523,226

Stockholders' Equity (Deficiency)
Common stock
Authorized: 300,000,000 common shares, (December 31, 2009 - 100,000,000)with par value $0.001 each
Issued and outstanding: 88,703,868 (December 31, 2009 - 68,408,522) common shares	88,704	68,408
Additional paid-in capital	20,938,292	14,707,818
Accumulated deficit during the exploration stage	(17,773,262)	(15,471,179)
Accumulated other comprehensive income (loss)	(93,057)	(92,859)
Stockholders' equity (deficiency)	3,160,677	(787,812)
Total liabilities and stockholders' equity (deficiency)	$3,532,696	$735,414

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Operations	October 10	Year	Year
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
	to December 31	December 31	December 31
	2010	2010	2009

Expenses
Administrative and general	$1,786,259	$397,848	$122,061
Depreciation and amortization	117,229	17,738	13,172
Imputed interest on loan payable - related party	1,560	-	-
Interest and bank charges	386,390	26,148	90,554
Foreign exchange loss (gain)	(13,706)	7,778	150,181
Professional fees - accounting and legal	1,566,911	428,543	54,050
Property search and negotiation	479,695	150,000	104,497
Salaries, management and consulting fees	2,802,247	629,715	162,524
	7,126,585	1,657,770	697,039
Exploration expenses	9,423,726	644,313	67,973
Write-off of mineral property costs	172,981	-	-
	16,723,292	2,302,083	765,012

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-
Interest income	22,353	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-
Loss on investments	(37,971)	-	-
Loss on spun-off operations	(316,598)	-	-
Loss on debt extinguishment	(1,014,465)	-	(1,014,465)
	(1,049,970)	-	(1,014,465)
Net loss for the period	$(17,773,262)	$(2,302,083)	$(1,779,477)

Loss per share - basic and diluted		$(0.03)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted		81,069,047	60,442,661

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive (Loss)
October 10, 1995 (inception) to December 31, 2010
(Expressed in U.S. dollars)

						Accumulated	Accumulated	Total
			Additional	Compre-	Advances for	(deficit)during	other	stockholders'
	Common Stock		paid-in	hensive	Stock	exploration	comprehensive	equity
	Shares	Amount	capital	(loss)	Subscriptions	stage	income (loss)	(deficiency)

Balance, December 31, 1994	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock for - settlement of indebtedness	11,461,153	11,461	-	-		-	-	11,461
Net (loss) for the period	-	-	-	-	-	-	-	-
Total comprehensive (loss)				-

Balance December 31, 1995	11,461,153	11,461	-	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-	-	-	(7,641)
Issuance of common stock for - cash at $0.001 per share	5,800,000	5,800	341,761	-	-	-	-	347,561
- resource property	300,000	300	2,700	-	-	-	-	3,000
Net (loss) for the period	-	-	-	(361,208)		(361,208)	-	(361,208)
Total comprehensive (loss)				(361,208)

Balance December 31, 1996	9,920,387	9,920	344,461		-	(361,208)	-	(6,827)

Issuance of common stock for - cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	-	745,158
Net (loss) for the period	-	-	-	615,880	-	(615,880)	-	(615,880)
Total comprehensive (loss)				615,880

Balance December 31, 1997	10,670,387	10,670	1,088,869		-	(977,088)	-	122,451
Issuance of common stock for
- settlement of indebtedness	96,105	96	68,601	-	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	-	107,500

Grant of options to employees and directors	-	-	518,900	-	-	-	-	518,900
Grant of options to consultants	-	-	172,100	-	-	-	-	172,100
Net (loss) for the period	-	-	-	(1,151,604)	-	(1,151,604)	-	(1,151,604)
Total comprehensive (loss)				(1,151,604)

Balance December 31, 1998	11,181,492	11,182	2,259,304	-	-	(2,128,692)	-	141,794
Issuance of common stock for
- settlement of indebtedness	231,286	231	160,151	-	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	-	20,312
Grant of options to consultants	-	-	29,500	-	-	-	-	29,500
Cash advanced on stock subscriptions	-	-	-	-	425,000	-		425,000
Net (loss) for the period	-	-	-	(855,391)	-	(855,391)	-	(855,391)
Total comprehensive (loss)				(855,391)

Balance December 31, 1999	11,460,649	11,461	2,484,219	-	425,000	(2,984,083)	-	(63,403)
Issuance of common stock for
- settlement of indebtedness	199,000	199	99,301	-	-	-	-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	-	(175,000)	-	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	-	(250,000)	-	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-	-	4,050
Spin-off of Aurora Metals (BVI) Limited	-	-	316,498	-	-	-	-	316,498
Net (loss) for the period	-	-	-	(677,705)	-	(677,705)	-	(677,705)
Total comprehensive (loss)				(677,705)

Balance December 31, 2000	12,873,943	12,874	3,271,163		-	(3,661,788)	-	(377,751)
Components of comprehensive income (loss)
- Net income for the period	-	-	-	128,545	-	128,545	-	128,545
- Unrealized holding losses on available-for-sale securities	-	-	-	(141,928)	-	-	(141,928)	(141,928)
Total comprehensive (loss)				(13,383)

Balance December 31, 2001	12,873,943	12,874	3,271,163		-	(3,533,243)	(141,928)	(391,134)
Issuance of common stock for
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	-	355,200
Components of comprehensive income (loss)

- Net income for the period	-	-	-	(137,329)	-	(137,329)	-	(137,329)

- Unrealized holding losses on available-for-sale securities	-	-	-	141,928		-	141,928	141,928
Total comprehensive (loss)				4,599

Balance, December 31, 2002	16,581,981	16,582	3,622,655			(3,670,572)	-	(31,335)
Issuance of common stock for
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	-	25,000
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(96,404)	-	(96,404)	-	(96,404)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				(96,404)

Balance, December 31, 2003	19,434,431	19,434	3,762,361		-	(3,766,976)	-	14,819
Issuance of common stock for

- cash in January 2004 at $0.25 per share, less issurance costs	100,000	100	22,400	-	-	-	-	22,500
Imputed interest	-	-	1,560	-	-	-	-	1,560
Components of comprehensive income (loss)
- Net income for the period	-	-	-	(223,763)	-	(223,763)	-	(223,763)
- Unrealized holding losses on available-for-sale securities	-	-	-	-	-	-	-	-
Total comprehensive (loss)				(223,763)

Balance, December 31, 2004	19,534,431	19,534	3,786,321		-	(3,990,739)	-	(184,884)
Issuance of common stock for
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	-	162,500
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(457,271)	-	(457,271)	-	(457,271)
- Unrealized holding losses on available-for-sale securities	-	-	-	(4,614)	-	-	(4,614)	(4,614)
Total comprehensive (loss)				(461,885)
Balance, December 31, 2005	36,218,522	36,218	4,582,137		-	(4,448,010)	(4,614)	165,731

Issuance of common stock for - cash in February 2006 at $0.50 per share less issurance costs of $110,000	8,000,000	8,000	3,882,000	-	-	-	-	3,890,000

- non cash finder's fee in December 200 at $0.70 per share	250,000	250	174,750	-	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	-	500,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(5,463,855)	-	(5,463,855)	-	(5,463,855)
- Foreign currency translation adjustments	-	-	-	(3,692)	-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss	-	-	-	4,614	-	-	4,614	4,614
Total comprehensive (loss)				$(5,462,933)
Balance, December 31, 2006	45,468,522	$45,468	$9,137,887		$-	$(9,911,865)	$(3,692)	$(732,202)
Issuance of common stock for
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	-	250,000
- cash in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per	250,000	250	49,750	-	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	-	800,000
Stock option compensation expense	-	-	454,295	-	-	-	-	454,295
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(3,259,732)	-	(3,259,732)	-	(3,259,732)
- Foreign currency translation adjustments	-	-	-	(65,255)	-	-	(65,255)	(65,255)
Total comprehensive (loss)				$(3,324,987)
Balance, December 31, 2007	55,218,522	$55,218	$11,932,432		$-	$(13,171,597)	$(68,947)	$(1,252,894)

Issuance of common stock for - non cash finder's fee in July 2008 at $0.10 per share	250,000	250	24,750	-	-	-	-	25,000
- settlement of indebtedness in December2008 at $0.06 per	2,603,333	2,603	153,597	-	-	-	-	156,200
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(520,105)	-	(520,105)	-	(520,105)
- Foreign currency translation adjustments	-	-	-	36,259	-	-	36,259	36,259
Total comprehensive (loss)				$(483,846)
Balance, December 31, 2008	58,071,855	$58,071	$12,110,779		$-	$(13,691,702)	$(32,688)	$(1,555,540)

Issuance of common stock for - settlement of indebtedness in September 2009 at $0.15 per share	5,000,000	5,000	1,748,616	-	-	-	-	1,753,616

- cash in September 2009 at $0.10 per share less finder's fee	3,000,000	3,000	255,000	-	-	-	-	258,000

- non cash finder's fee September 2009 at $0.10 per share	420,000	420	41,580	-	-	-	-	42,000

- settlement of indebtedness in November 2009 at $0.18 per share	100,000	100	17,899	-	-	-	-	17,999

- settlement of indebtedness in November 2009 at $0.24 per share	150,000	150	35,611	-	-	-	-	35,761
- cash in December 2009 at $0.30 per share	1,666,667	1,667	498,333	-	-	-	-	500,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(1,779,477)	-	(1,779,477)	-	(1,779,477)
- Foreign currency translation adjustments	-	-	-	(60,171)	-	-	(60,171)	(60,171)
Total comprehensive (loss)				$(1,839,648)
Balance, December 31, 2009	68,408,522	$68,408	$14,707,818		$-	$(15,471,179)	$(92,859)	$(787,812)

Issuance of common stock for - cash in April 2010 at $0.30 per share less finder's fee (paid with 1,126,111 shares included herein)	14,109,446	14,110	3,880,890	-	-	-	-	3,895,000
- non cash property acquisition in June 2010 at $0.40 per share	5,000,000	5,000	1,995,000	-	-	-	-	2,000,000
- settlement of indebtedness in September 2010 at $0.30 per share	160,500	161	47,989	-	-	-	-	48,150
- settlement of indebtedness in Septembe 2010 at $0.30 per share	325,400	325	97,295	-	-	-	-	97,620
- payment of expenses in September 2010 at $0.30 per share	200,000	200	59,800	-	-	-	-	60,000
- non cash finder's fee in September 2010 related to the June 2010 property acquisition at $0.30 per share	500,000	500	149,500	-	-	-	-	150,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(2,302,083)	-	(2,302,083)	-	(2,302,083)
- Foreign currency translation adjustments	-	-	-	(198)	-	-	(198)	(198)
Total comprehensive (loss)				$(2,302,281)
Balance, September 30, 2010	88,703,868	$88,704	$20,938,292		$-	$(17,773,262)	$(93,057)	$3,160,677

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Year	Year
Consolidated Statements of Cash Flows	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to December 31	December 31	December 31
	2010	2010	2009

Cash flows from operating activities
Net loss for the period	$(17,773,262)	$(2,302,083)	$(1,779,477)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	117,229	17,738	13,172
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	958,800	210,000	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- realized loss on debt extinguishment	1,014,465	-	1,014,465
- foreign exchange (gain) loss related to notes payable	(24,534)	-	144,701
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(40,803)	54,449	(55,121)
- increase (decrease) in accounts payable and accrued expenses (including related party)	1,051,708	(403,216)	266,469
Net cash used in operating activities	(13,245,904)	(2,423,112)	(395,791)

Cash flows from investing activities
Purchase of equipment	(205,348)	(17,800)	-
Proceeds on disposal of equipment	16,761	-	-
Purchase of mineral property Reclamation Bonds	(325,221)	(325,221)	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs and related equipment	(672,981)	(500,000)	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(1,165,450)	(843,021)	-

Cash flows from financing activities
Proceeds from common stock less issuance costs	13,537,339	3,895,000	800,000
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	(500,000)	-
Net proceeds from (payments on) advances payable	-	(50,000)	50,000
Net proceeds from (payments on) advances payable -related party	-	(50,000)	50,000
Net cash provided by financing activities	14,795,591	3,295,000	900,000

Effect of exchange rate changes on cash and cash equivalents	194,954	(6,633)	36,237
Increase in cash and cash equivalents	579,191	22,234	540,446
Cash, beginning of year	-	556,957	16,511
Cash, end of period	$579,191	$579,191	$556,957

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Going Concern

Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.  The Company’s focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Pará, Brazil and the Front Range Gold joint venture property in Colorado, USA (see Note 3). The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $2,423,112 from operating activities in 2010. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities.These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.	Significant Accounting Policies

(a)	Principles of Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, Aurora Gold Mineração Ltda ("Aurora Gold Mineracao") and AGC Resources LLC (“AGC”). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineração was incorporated on October 27, 2005. AGC was formed as a Limited Liability company on April 21, 2010 under the law of Colorado USA to hold the assets purchased from Global Minerals Ltd as discussed in Note 3.

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

 Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at December 31, 2010 and 2009. No amounts were paid for income taxes in 2010 or 2009. $45,065 was paid in interest in 2010 (2009 - $0).

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

2.	Significant Accounting Policies (continued)

(d) Buildings and equipment

Buildings and equipment are carried at cost (including development and preproduction costs, capitalized interest, other financing costs and all direct administrative support costs incurred during the construction period, net of cost recoveries and incidental revenues), less accumulated depletion and depreciation including write-downs. Following the construction period, interest, other financing costs and administrative costs are expensed as incurred.

On the commencement of commercial production, depletion of each mining property is provided on the unit-of-production basis, using estimated proven and probable reserves as the depletion basis.

Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method.

Depreciation for non-mining equipment is provided over the following useful lives:

Vehicles	10 years
Office equipment, furniture and fixtures	2 to 10 years

The Company reviews the carrying values of its buildings and equipment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. An impairment is considered to exist if total estimated future cash flows, or probability-weighted cash flows on an undiscounted basis, are less than the carrying value of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows associated with values beyond proven and probable reserves and resources. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable future cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular property for which there is identifiable cash flows. Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method.

(e)	Mineral property reclamation bonds and other related refundable costs

Costs paid for the purchase of reclamation bonds and other related costs that are refundable are capitalized.  If amounts paid are not to be refunded then they will be expensed when it is determined they will not be refunded.

In July 2010, the Company’s subsidiary, AGC assumed the permit granted to Mount Royale Ventures, LLC to conduct mining operations in the County of Boulder, State of Colorado. AGC posted Performance and Financial Warranties bonds with the State of Colorado in the amount of $245,213 to cover the reclamation costs of the affected lands. Upon completion of the reclamation, to the satisfaction of the State of Colorado, the state will release the Performance and Financial Warranties bonds.

In December 2010, AGC set up a trust account with the Company's lawyers in the amount of $80,008  as a reclamation fund. AGC is contractually obligated under Section 5.3 of the Global Minerals Joint

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

2.	Significant Accounting Policies (continued)

(e)	Mineral property reclamation bonds and other related refundable costs (continued)

Venture Agreement (see Note 3) to maintain a reclamation fund with an annual deposit of $10,000per year. Such amounts will be remitted to AGC upon completion of the reclamation, to the satisfaction of the parties to the joint venture.

(f)	Mineral properties and exploration expenses

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2010 and 2009, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

(g)	Stock-based compensation

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with GAAP. Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Sholes option pricing model and is recognized to expense on a straight-line basis over the requisite service period, which is generally the vesting period.

(h)	Interest expense

    Interest expense was approximately $14,150 in 2010 (2009 - $86,799) respectively.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

2.	Significant Accounting Policies (continued)

(i)	Foreign currency translations and transactions

The Company's reporting currency is the U.S. Dollar.  Aurora Gold Mineracao Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Reals. The Brazilian Real to U.S. dollar exchange rate at December 31, 2010 was U.S. $0.5966 to 1 Real.

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Income and expenses of these subsidiaries are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of operations.

(j)	Concentration of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company places its cash with high credit quality financial institutions in Brazil,  Canada and United States. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of December 31, 2010 and  2009. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

(k)	Comprehensive income

The Company has adopted FASB ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity (Deficiency) and Comprehensive Income (loss). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at December 31, 2010 and 2009.

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

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

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

In July 2006, the FASB issued an interpretation which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with GAAP.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Estimated interest and penalties related to recording uncertain tax positions when recorded are included as a component of income tax expense on the consolidated statement of operations. The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The Company’s tax returns are open to audit for the years ending December 31, 2005 to 2010.

(n)	Earnings (loss) per share

 Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for 2010 and 2009 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of 1,700,000 stock options in 2010 (December 31, 2009 - 2,300,000).

(o)	New Accounting Pronouncements

The Company considers the effects of new accounting pronouncements on the accounting, presentation and disclosure of its consolidated financial statements as such pronouncements become known. At present, there are no such pronouncements that the Company expects will have a material impact on these consolidated financial statements.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

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

São João Project - DNPM Processes 851.533/94 to 851.592/94 inclusive:

Aurora has good title over the mineral rights which were granted as DNPM Process numbers 851.533/94 to 851.592/94 inclusive and which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São João mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The São João mineral rights

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

São João Project - DNPM Processes 851.533/94 to 851.592/94 inclusive: (continued)

comprise 60 Applications for Alluvial Mine of 50 hectares each which was presented to DNPM on May 16, 1994. On August 30, 2006 the previous holder of the Applications applied for the conversion of the Applications to Exploration Permits. When the conversion request is approved by the Authorities, the previous holder will be granted the Exploration Permit for an area of 3000 ha. The assignment of the São João mineral rights to Aurora can only be done after the approval of the Applications and the actual granting of an Exploration Permit to the previous Holder.

The São João Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the São João mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); December 5, 2008 – USD $40,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 2009 to December 31, 2010 paid by Samba Minerals Limited as part of the agreement with them discussed in note 4); July 30, 2011 – USD $950,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

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

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

São Domingos Project - DNPM Processes 850.684/06 and 850.782/05: (continued)

(c)           DNPM Process 850.400/07:

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

The above mentioned area is not related to any payments or royalties to third parties since they were claimed byAurora directly.

(d)           DNPM Processes 850.012/06 and 850.013/06:

The tenements are held by Mr. Airton Mesquita Cardoso and were submitted to DNPM on January 19, 2006. Thetenements and are located at Itaituba, state of Pará and are valid and in force, free and clear of any judicial andextrajudicial encumbrances and taxes, but the area was blocked since it is inside of a Garimpeira Reserve.

The transfer to Aurora will be submitted after the Exploration Permit is granted.

There are no payments or royalties related to the tenements according to the agreement entered into with theprevious owner.

(e)           DNPM Process 850.119/06:

Aurora has good title over the mineral rights object of the DNPM Process No. 850.119/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. On March 7, 2006, Aurora submitted to DNPM one Exploration Claim for gold covering an area of 3531 ha in the Municipality of Itaituba, State of Pará. According to information obtained such claim was correctly prepared and the required documents are in place.

The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

(f)            DNPM Process 859.587/95:

The tenement, which is held by Vera Lucia Lopes, is valid and in force, and is free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará. On November 27, 1995, it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on September 15, 2006, for a three year period covering an area of 5000 ha, and it was valid until September 15, 2009. On July 15, 2009, it was requested the renewal of the Exploration Permit but it hasn’t been analyzed by the DNPM yet. The transfer to Aurora was submitted on November 23, 2006, but it hasn’t been approved yet.

There are no payments or royalties related to the tenements since all payments due under the terms of the agreement entered into with the previous owner have been already made.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

Boulder County, Colorado, U.S.A. – Front Range Gold Project

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

The Company has allocated the consideration paid of $2,500,000 amongst the assets acquired resulting in $1,758,685 being allocated to the participating interest in the mineral property and $741,315 to depreciable mining and other equipment. No amortization of costs capitalized to the participating interest have been amortized as of December 31, 2010. The Company did not incur any impairment of these capitalized costs through December 31, 2010.

4.	Joint Venture with Samba Minerals Limited

In May 2008, the Company signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the São João and/or the Commandante Araras projects by funding exploration expenditures on each of the projects to completion of a feasibility study on each property. The Company is currently negotiating with Samba a Supplement and Amendment to the Farm-in Agreement amending the terms of the agreement. The properties are located in the Municipality of Itaituba, State of Pará, Brazil. Upon completion of a feasibility study on either property, the Company will immediately transfer an 80% participation interest in the relevant property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation in either of the projects by providing the Company 30 days notice in writing. Upon withdrawal from its participation in either property, Samba would forfeit to the Company all of its rights in relation to the projects and would be free of any and all payment commitments yet to be due. Samba will be the manager of the São João and the Commandante Araras projects. The Company has also granted Samba a right of first refusal to acquire an interest in, or enter into a joint venture or farm-in agreement on the Company’s São Domingos and Bigode (since dropped) projects. Samba did not exercise the right of first refusal and the term of the first right of refusal expired on August 1, 2010. Feasibility studies have not been completed as of December 31, 2010, and thus no joint venture has been formed as of that date.

5.	Buildings and equipment, net

	December 31, 2010	December 31, 2009
Vehicles	$107,589	$86,778
Office equipment	66,159	64,544
Furniture and fixtures	21,995	21,258
	195,743	172,580
Accumulated depreciation	(87,613)	(67,379)
	108,130	105,201
Gold Hill mill equipment	558,440	-
Gold Hill buildings	182,875	-
	$849,445	$105,201

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

5.	Buildings and equipment, net (continued)

The following is a breakdown of the net book value of the  buildings and equipment by location: Colorado$756,055 (2009 - $0) and Brazil $93,390 (2009 - $105,201).

6.	Advances and Loans Payable

The Company had two loans payable of $250,000 each totaling $500,000 at December 31, 2009, that bore interest at 6% per annum, were due on demand and were unsecured. The Company also had two advances payable (one to a related party) of $50,000 each totaling $100,000 at December 31, 2009. The advances were non-interest bearing and were due on demand. These loans and advances were all repaid in 2010.

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

The following is a summary of stock option activity for the years ended December 31, 2010 and 2009, and the status of stock options outstanding at December 31, 2010:

	Shares	Exercise price	Remaining Contractual Life (yrs) at 12/31/10	Aggregate Intrinsic value at 12/31/10
Outstanding at December 31, 2008 and 2009	2,300,000	$0.26
Granted	-	-	-	-
Forfeited	600,000	-	-	-
Outstanding and exercisable at December 31, 2010	1,700,000	$0.26	1.6	$153,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.

There were no stock options granted during 2009 and 2010.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a.
During the fiscal year 2010, consulting fees of $339,591 (2009 – $86,380) were paid to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related party at December 31, 2010 is $17,264 (December 31, 2009 - $127,813) payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

9.	Non-Cash Investing and Financing Activities

In September 2010 the Company issued 685,900 shares of common stock of the Company in settlement of indebtedness amounting to $145,770 and expenses of $60,000, paid a non cash finders fee of 1,126,111 shares of common stock of the Company in connection with the private placement of 12,983,335 shares at $0.30 per share completed in April 2010 and paid a non cash finders fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the United Statesof America. In June 2010, pursuant to an Asset Purchase Agreement, the Company issued 5 million shares of its common stock, which were authorized for issuance at $0.40 per share for the acquisition of assets further discussed in Note 3, and acquired Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property.

In November 2009, 250,000 shares of common stock of the Company were authorized for issuance in connection with debt settlements of $53,760.

In September 2009, 5,000,000 shares of common stock of the Company were issued to settle an outstanding convertible note payable and related accrued interest of $739,152 (Australian Dollars $850,479). The issuance price of the shares issued on settlement was lower than the stated conversion price in the loan agreements of $0.30 per share. Thus, this transaction was considered an inducement to convert and accounted for as such resulting in a loss of $1,014,465 being recorded on the consolidated statement of operations for 2009.

In September 2009, 420,000 shares of common stock of the Company were authorized for issuance to pay a finders fee of $42,000 related to a private placement of 3 million shares of common stock of the Company. The shares were physically issued in January 2010.

10.	Income Taxes

a.
The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. The Company has net losses for tax purposes in the United States and Brazil totaling approximately $8,377,000 and $6,857,000, respectively, which may be applied against future taxable income.  Accordingly, there is no tax expense for the years ended December 31, 2010 and 2009.  The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

10.	Income Taxes (continued)

The right to claim the losses in the United States expire as follows:

2011	$231,000
2012	564,000
2018	331,000
2019	795,000
2020	550,000
2022	138,000
2023	90,000
2024	222,000
2025	457,000
2026	1,094,000
2027	800,000
2028	561,000
2029	479,000
2030	2,065,000
$8,377,000

Tax loss carryforwards in Brazil have no expiration dates and are available to offset up to 30% of annual income before tax in any year.

b.	The tax effects of temporary difference that give rise to the Company's net deferred tax asset are as follows:

	2010	2009

Tax loss carry forwards	$5,180,000	$4,397,000
Valuation allowance	(5,294,000)	(4,551,000)
Stock compensation expense	114,000	154,000
	$-	$-

c.	The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	2010		2009

Tax at statutory rate		$(783,000)	$(605,000)
Loss on debt extinguishment (non deductible)			345,000
Change in valuation allowance for deferred tax asset		743,000	260,000
Other		40,000	-
Income tax expense	$		$-

AURORA GOLD CORPORATION
Notes to the consolidated financial statements
December 31, 2010 and 2009

11	. Subsequent events

(a)
In March 2011, the Company filed a Post-Effective Amendment to its Registration Statement on Form S-1 filed on December 21, 2010 offering up to a maximum of 10,000,000 units of the Company's  securities at an offering price of $0.30 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each  Unit  consists of:

(i)           one (1) share of our common stock, $0.001 par value per share; and,
(ii)          one (1) Series A Stock Purchase Warrant.

Each full Series A Warrant entitles the holder to purchase one additional share of our common stock at aprice of $0.40 for a period of one year commencing on April 1, 2011 through March 31, 2012. The Units will be sold by our Chief Executive Officer and President. To date, no funds have been obtained from this offering.

(b)
In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non cash finders fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010.

Item9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Accountants concerning accounting or financial disclosure.

Item 9A	CONTROLS AND PROCEEDURES

Attached as exhibits to this Annual Report on Form 10-K are certifications of ourChief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications for a more complete understanding of the matters presented.

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

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, being, December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, ourChief Executive Officer andChief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2010 our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

The Company’s Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of ourChief Executive Officer andChief Financial Officer, the effectiveness of our internal control over financial reporting as of December31, 2010.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to the existence of material weaknesses, as described in greater detail below.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Limitations on Effectiveness of Controls

Our management, including ourChief ExecutiveOfficer andChief FinancialOfficer, concluded that our internal control over financial reporting and disclosure controls and procedures were not effective at a reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls maybecome inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended December 31, 2010, certain deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently have one independent director on our board, which is comprised of3 directors, and on our audit committee, which is comprised of3 directors. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

(ii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended December 31, 2010, we had one person on staff at our executive office and two persons at our Brazil office and two persons at our Denver Colorado office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iii)
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

(iv)
Accounting for Non-Standard Transactions. Occasionally the Company enters into transactions that are more complex from an accounting perspective. These transactions by their nature require greater technical accounting expertise and greater consideration of the related facts and circumstances to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles. Such a transaction in 2010 included accounting for the asset purchase agreement.  To be stated properly, a material audit adjustment was required. This condition is indicative of the existence of a material weakness.

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
•
We are initiating a formal monthly reporting and approval process with our Brazilian and Colorado operations to ensure timely provision of information effecting our quarterly and annual consolidated financial statements.

•	In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f)and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and text set forth the names and ages of all directors and executive officers of our company as of April 15, 2011. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Our Board of Directors currently consists of three members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

Name and Address	Age and Position

Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	Age 49, President, CEO and Director since April 27, 2007.

Michael E Montgomery 100 Lewis Street Lamington, Western Australia, 6430 Australia	Age 45, Director since April 27, 2007.

Agustin Gomez de Segura c.Kerria 32, 3A Alcobendas Soto de la Moraleja E-28109, Madrid, Spain	Age 56, Director since November 15, 2010.

The following is a description of the employment history for each of our directors and officers for the last five years:

Lars Pearl, 49, President, Director and Chief Executive Officer of Cigma Metals Corporation (2004 to 2008); Mr. Pearl has been self employed as a geological consultant from 1993 to 2004. Mr. Pearl has spent over 10 years as a geological consultant to projects in Australia, Tanzania, Russia, Kazakhstan, Peru, Colombia and Ecuador. During the last 5 years Mr. Pearl was acting as a consultant geologist to various companies, including Aurora Gold Corporation, Cigma Metals Corporation, Carnavale Resources Ltd and De Beira Goldfeilds in Australia, Brazil, Peru, Ecuador and Tanzania before joining the board of Aurora Gold Corporation in April 2007. Mr. Pearl devotes approximately 80% of his time dealing with the affairs of Aurora Gold. Mr. Pearl received a Bachelor of Applied Geology degree from the University of Technology, Sydney Australia in 1993.  Mr. Pearl’s extensive experience, training and education as a geologist and his experience with other resources exploration companies make him particularly qualified to serve as our director.

Michael Montgomery, 45, has been the Senior Geologist with Kalgoorlie Consolidated Gold Mines from February 2006 to present; he served as the Senior Mine Geologist with Gold Fields Australia Ltd. from July 2004 to February 2006; he was a contract Senior Geologist with Haoma Mining (April to July 2004); he was a senior Mine Geologist with Mount Gibson Mining (October 2003 to April 2004); he was a senior Mine Geologist with Consolidated Minerals (May 2001 to October 2004). Mr. Montgomery was a geological consultant to various resource companies from 1989 to 2001, including, but not limited to De Beira Goldfields, Ethan Minerals, Ridgeback Holdings, Condor Resources, Sunward Resources, Augustus Minerals, Windy Knob Resources, Auplata, Heemskirk Resources. Mr. Montgomery was appointed to the Board on April 27, 2007 in order to fill the vacancy created by the resignation of Antonino Cacace as a director. Mr. Montgomery received a Bachelor of Applied Geology degree from the University of Technology, Sydney Australia in 1993. Mr. Montgomery’s extensive experience, training and education as a geologist and his experience with other resources exploration companies make him particularly qualified to serve as our director.

Agustin Gomez de Segura, 56 was awarded a Diploma in Engineering in Physical Chemistry from the Moscow Technological University "MISA" (former Moscow Institute for Steel and Alloys). Mr. Gomez de Segura also completed 4 years of a Doctorate in Metal's Physics at Moscow Technological University. Mr. Gomez de Segura has had several senior roles in publicly listed companies. Mr. Gomez de Segura's positions both past and present include: Director for Labtam Information & Scientific Instruments (Australia) from 1983 till 1990. He was the Chairman of Advisory Board of Alina Bank (Russia) from 1994 till 1997. Mr. de Segura’s extensive scientific experience, training and education and his overall business experience make him particularly qualified to serve as our director.

There are no family relationships between any of the directors or executive officers.

Consideration of Director Nominees

Director Qualifications

We believe that our Board, to the extent that our limited resources permit, should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to the Company's operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to our business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn our business; and, represent the long-term interests of all shareholders.

The Board has determined that the Board of Directors as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the Board in its oversight of our affairs. The Board believes it should be comprised of persons with skills in areas such as: finance; real estate; banking; strategic planning; human resources and diversity; leadership of business organizations; and legal matters. The Board may also consider in its assessment of the Board's diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

In addition to the targeted skill areas, the Board looks for a strong record of achievement in key knowledge areas that it believes are critical for directors to add value to the Board, including:

•	Strategy—knowledge of our business model, the formulation of corporate strategies, knowledge of key competitors and markets;
•	Leadership—skills in coaching and working with senior executives and the ability to assist the Chief Executive Officer;

•	Organizational Issues—understanding of strategy implementation, change management processes, group effectiveness and organizational design;
•	Relationships—understanding how to interact with investors, accountants, attorneys, management companies, analysts, and communities in which we operate;
•	Functional—understanding of finance matters, financial statements and auditing procedures, technical expertise, legal issues, information technology and marketing; and
•	Ethics—the ability to identify and raise key ethical issues concerning our activities and those of senior management as they affect the business community and society.

The Board and Board Meetings

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

Our Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of its shareholders. To that end, the Board of Directors and management periodically review and update, as appropriate, our corporate governance policies and practices. In doing so, the Board and management review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board of Directors and management also regularly evaluate and, when appropriate, will revise our corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC.

During the year ended December 31, 2010, the Board held a total of four (4) meetings. All members of the Board attended all meetings of the Board.

Directors’ and Officers’ Liability Insurance

We do not currently maintain directors’ and officers’ liability insurance coverage. We are currently reviewing insurance policies and anticipate obtaining coverage for our board of directors and officers.

Board Committees and Corporate Governance

Audit Committee

The Board does not currently have a standing Audit Committee.The full Board performs the principal functions of the Audit Committee.The full Board monitorsour financial reporting process and internal control system and appoints our independent registered public accounting firm.

Compensation Committee

The Board does not currently have a standing Compensation Committee.The full Board establishes overall compensation policies forus and reviews recommendations submitted byourmanagement.

Nominating Committee

The Board does not currently have a standing Nominating Committee. All nominating functions are handled directly by the full Board of Directors, which the Board believes is the most effective and efficient approach, based on the size of the Board and our current and anticipated operations and needs. As outlined above in selecting a qualified nominee, the Board considers such factors as it deems appropriate which may include: the current composition of the Board; the range of talents of the nominee that would best complement those already represented on the Board; the extent to which the nominee would diversify the Board; the nominee's standards of integrity, commitment and independence of thought and judgment; and the need for specialized expertise.

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

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
•	the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
o	Any Federal or State securities or commodities law or regulation; or
o
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

o	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.
o
any federal or state judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties); and

o	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable Financial Industry Regulatory Authority (“FINRA”) listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability.

CORPORATE GOVERNANCE

We have adopted Corporate Governance Guidelines applicable to its Board of Directors.

Board Leadership Structure

We currently have only two executive officer and three directors. Our Board of Directors has reviewed the Company’s current Board leadership structure — which consists of a Chief Executive Officer, a Chief Operating Officer and no Chairman of the Board— in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board of Directors, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, we are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that Mr. Agustin Gomez de Segura is independent from our management and does qualify as “independent director” under the standards of independence under the applicable FINRA listing standards.  Upon our listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

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

We do not pay director compensation to directors who are also employees. All non-employee directors are not paid a director’s fee. Directors are entitled to participate in, and have been issued options under, our 2007 Stock Plan. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

The following table reports all compensation we paid to non-employee directors during the fiscal year ended December 31, 2007, 2008, 2009 and 2010:

	Year ended	Year ended	Year ended	Year ended
	December 31	December 31	December 31	December 31
Name	2010	2009	2008	2007
Michael Montgomery	$0	$0	$0	$30,582
Agustin Gomez de Segura	$0	$0	$0	$0

During the year ended December 31, 2010 and the subsequent period to April 15, 2011 and the fiscal years 2009 and 2008 we paid no fees (2007-$30,582) to our non employee directors. In March 2010, Michael Montgomery was appointed Chief Operating Officer of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Standard Arrangements

We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During the years ended December 31, 2007, 2008,  2009 and 2010, we paid non-officer directors $30,582, $0, $0 and $0, respectively, in consulting fees.

Item 11.	Executive Compensation

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board of Directors. In this connection the Board has not retained the services of any compensation consultants.

•	attract and retain executives experienced in the resource exploration industry;
•	motivate and reward executives whose experience and skills are necessary to our ultimate success;
•	reward performance as warranted; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2010, we designed our executive compensation program to achieve the following objectives:
Summary Compensation Table

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2010, and 2009:

Name and principal position (a)	Year December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Lars M. Pearl	2010	181,850	-0-	-0-	-0-	-0-	-0-	-0-	181,850
President, CEO and	2009	86,380	-0-	-0-	-0-	-0-	-0-	-0-	86,380
Director	2008	75,108	-0-	-0-	-0-	-0-	-0-	-0-	75,108
							-
Michael Montgomery	2010	157,741	-0-	-0-	-0-	-0-	-0-	-0-	157,741
COO and Director	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

None of our officers or directors is a party to an employment agreement with us. Our entire Board of Directors sets the current year compensation levels of each of the above named Executive Officers. Effective January 1, 2010, Mr. Pearls’ annual salary is $191,945 payable in monthly instalments of approximately $15,995. During the fourth quarter of 2010, Mr. Pearls annual salary was revised to $152,868 payable in monthly instalments of approximately $12,739. Effective March 1, 2010, Mr. Montgomery’s annual salary is $184,248 payable in monthly instalments of approximately $15,774.

Options/SAR Grants Table

In 2007, our Board of Directors approved the 2007 Stock Option Plan (the “Plan”) which was subsequently approved by our shareholders in July 2007, to offer an incentive to obtain services of key employees, directors and consultants of the Company. The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time. No Plan participant may receive stock options exercisable for more than 2,500,000 shares of Common Stock in any one calendar year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of our capital stock on the date of grant). The term of stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting.

We awarded no stock purchase options, or any other rights, to any of our directors or officers during the years ended December 31, 2010 and 2009.

On August 6, 2007, we awarded 2,300,000 stock purchase options to directors, officers and employees with an exercise price of $0.26 per share. The term of these options is five years. The options are exercisable at any time from the grant date up to and including the 6th day of August 2012.

The following is a summary of stock option activity for the year ended December 31, 2010 and the status of stock options outstanding and exercisable at December 31, 2010:

	Shares	Exercise price	Remaining Contractual Life (yrs) 12/31/2010	Aggregate Intrinsic value at 12/31/2010
Outstanding and exercisable at December 31, 2009	2,300,000	$0.26		$-
Forfeited	600,000	-	-	-
Outstanding and exercisable at December 31, 2010	1,700,000	$0.26	1.60	$153,000

The following is a summary of stock option granted and the status of stock options outstanding and exercisable at December 31, 2010:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Shares That Have Not Vested ($)
Michael Montgomery	500,000	-0-	-0-	$0.26 per share	August 6, 2012	-0-	-0-	-0-	-0-
Lars Pearl	1,000,000	-0-	-0-	$0.26 per share	August 6, 2012	-0-	-0-	-0-	-0-
Cameron Richardson	200,000	-0-	-0-	$0.26 per share	August 6, 2012	-0-	-0-	-0-	-0-

Total	1,700,000	-0-	-0-			-0-	-0-	-0-	-0-

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2010 we had 1,700,000 (December 31, 2008 and 2009 - 2,300,000) stock purchase options outstanding.

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

Compensation of Directors

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments, or incurred in connection with attending board meetings in the years ended December 31, 2010 and 2009.

Employment Contracts

During the year ended December 31, 2010, consulting fees of $339,591 (year ended December 31, 2009 - $86,380) were paid to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2011 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock; (ii) each of the our directors and officers; and (iii) all of our directors and officers as a group. As at April 15, 2011, 88,703,868 shares of our common stock were issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percentage of Class
Global Minerals Ltd Ste 308, 837 West Hastings Street Vancouver, B.C., Canada V6N 3N6	5,000,000		5.6%
Officers and Directors
Agustin Gomez de Segura c.Kerria 32, 3A Alcobendas Soto de la Moraleja, E-28109, Madrid, Spain	-		*
Michael E Montgomery 100 Lewis Street Lamington, Western Australia, 6430 Australia	500,000	(1)	*
Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	2,488,533	(3)	2.8%
Officers and directors (2 persons)	2,988,533		3.3%
* less than 1%

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

Changes in Control

There were no arrangements during the last completed fiscal year or subsequent period to April 15, 2011 which would result in a change in control. We do not believe that the issuance by us of an aggregate of 33,485,346 shares between December 29, 2007 and April 15, 2011 have resulted in a change of control.

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

Transactions with Related Persons

Other than as disclosed below, during the fiscal years ended December 31, 2010 and 2009, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the year ended December 31, 2010, consulting fees of $339,591 (year ended December 31, 2009 - $86,380) were paid to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Item 14.	Principal Accountant Fees and Services

Audit Fees:

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2010 fiscal year are $64,500 (2009 - $46,150).

Audit-Related Fees:

The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2010 were $0 (2009 - $0).

Tax Fees:

The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2010 were $2,500 (2009 - $4,300).

All Other Fees:

The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2010 were $0 (2009 - $0).

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

Report of Independent Registered Public Accounting Firm, April 15, 2011

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations from October 10, 1995 (commencement of operations) to December 31, 2010 and for the years ended December 31, 2010 and 2009

Statements of Stockholders’ Equity (Deficit) for period from October 10, 1995 (commencement of operations) to December 31, 2010

Consolidated Statements of Cash Flows for period from October 10, 1995 (commencement of operations) to December 31, 2010 and for the years ended December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(2)	Financial statement schedules: Not Applicable

(3)	Exhibit Listing

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form10SBfiled on June 4, 1998 (SEC File No. 000-24393 98720970).

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to theregistration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-2439398720970).

3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated byreference to the registration statement on Form 10SB filed on June 4, 1998 (SEC FileNo.000-24393 98720970).

3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4,1998 (SEC File No. 000-24393 98720970).

3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement onForm 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

4.1	Form of Subscription Agreement incorporated by reference to the Post-Effective amendmentsfor registration statement on Form S-1 filed on March 16, 2011 (SEC File No. 333-17131211692134).

4.2	Form of Series A Warrant incorporated by reference to the Post-Effective amendments forregistration statement on Form S-1 filed on March 16, 2011 (SEC File No. 333-17131211692134).

4.3	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to theregistration statement on Form S-1 filed on June 3, 2010 (SEC File No. 333-167301-10876788).

4.4
Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, JolandaInvestments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. incorporated byreference to the registration statement on Form S-1 filed on June 3, 2010 (SEC File No. 333-167301-10876788).

10.1
Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora GoldCorporation incorporated by reference to the registration statement on Form SB filedonDecember 16, 2005 (SEC File No. 333-130379 051269300).

10.2
Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora GoldCorporation incorporated by reference to the registration statement on Form SB filed onDecember 16, 2005 (SEC File No. 333-130379 051269300).

10.3
Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora GoldCorporation incorporated by reference to the registration statement on Form SB filed onDecember 16, 2005 (SEC File No. 333-130379 051269300).

10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to theregistration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379051269300).

10.5
Declaration of Translator for translation of Porto Novo Memorandum of Understanding fromPortuguese to English Corporation incorporated by reference to the registration statement onForm SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB filed on March28, 2006 (SEC File No. 000-24393-06715925).

10.7
Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese toEnglish Corporation incorporated by reference to the Form 10-KSB filed on March 28, 2006(SEC File No. 000-24393-06715925).

10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registrationstatement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.9
Declaration of Translator for translation of Santa Clara Memorandum of Understanding fromPortuguese to English Corporation incorporated by reference to the registration statement onForm SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.10
Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporationincorporated by reference to the registration statement on Form SB filed on December 16,2005 (SEC File No. 333-130379 051269300).

10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to theregistration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379051269300).

10.12
Declaration of Translator for translation of Ouro Mil Memorandum of Understanding fromPortuguese to English Corporation incorporated by reference to the registration statement onForm SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB filed on March28, 2006 (SEC File No. 000-24393-06715925).

10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese toEnglish incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC FileNo. 000-24393-06715925).

10.15
Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporationincorporated by reference to the registration statement on Form SB filed on December 16,2005 (SEC File No. 333-130379 051269300).

10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to theregistration statement on Form SB filed on December 16, 2005 (SEC File No. 333-30379051269300).

10.17
Declaration of Translator for translation of Sao Domingos Memorandum of Understandingfrom Portuguese to English incorporated by reference to the registration statement on FormSB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.19
Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.2	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB filed on March28, 2006 (SEC File No. 000-24393-06715925).

10.21
Declaration of Translator for translation of Santa Isabel Option Agreement from Portugueseto English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC FileNo. 000-24393-06715925).

10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.23
Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB filedon March 28, 2006 (SEC File No. 000-24393-06715925).

10.25
Declaration of Translator for translation of Piranhas Memorandum of Understanding fromPortuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006(SEC File No. 000-24393-06715925).

10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

10.27
Declaration of Translator for translation of Branca de Neve Memorandum of Understandingfrom Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26,2006 (SEC File No. 000-24393-06981489).

10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB filedon July 26, 2006 (SEC File No. 000-24393-06981489).

10.29
Declaration of Translator for translation of Bigode Memorandum of Understanding fromPortuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006(SEC File No. 000-24393-06981489).

10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSBfiled on July 26, 2006 (SEC File No. 000-24393-06981489).

10.31
Declaration of Translator for translation of Santa Lucia Memorandum of Understanding fromPortuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006(SEC File No. 000-24393-06981489).

10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricioincorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341 071238655).

10.35	Form of Subscription Agreement between the Selling Stockholders and the Companyincorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341 071238655).

10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054).

10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB filed on April 15,2008 (SEC File No. 000-24393-147341 08758054).

10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to theregistration statement on Form S-1/A filed on June 28, 2010 (SEC File No. 333-167301-10921067).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262).

--------
* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: April 15, 2011
By: Lars Pearl
Title: Chief Executive Officer and President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director

/s/ Agustin Gomez de Segura	Dated: April 15, 2011
By: Agustin Gomez de Segura, Director

/s/ Michael Montgomery	Dated: April 15, 2011
By: Michael Montgomery, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: April 15, 2011
By: Lars Pearl
Title: Chief Executive Officer and President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director

/s/ Agustin Gomez de Segura	Dated: April 15, 2011
By: Agustin Gomez de Segura, Director

/s/ Michael Montgomery	Dated: April 15, 2011
By: Michael Montgomery, Director