Form 10-Q
period 2011-03-31
AURORA GOLD CORP
filed 2011-05-23
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,703,868 shares of Common Stock were outstanding as of May 16, 2011.

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets March 31, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations (unaudited) Three months ended March 31, 2011 and 2010; and for the period from October 10, 1995 (Inception) to March 31, 2011	4

	Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2011 and 2010 and for the period from October 10, 1995 (Inception) to March 31, 2011	5

	Notes to Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

SIGNATURES		29

Index

PART I Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(Expressed in U.S. Dollars)	March 31	December 31
(Unaudited)	2011	2010

ASSETS
Current assets
Cash	$135,252	$579,191
Prepaid expenses and other assets	43,423	20,154
Total current assets	178,675	599,345

Mineral property reclamation bonds	325,221	325,221
Buildings and equipment, net	845,975	849,445
Participating interest in mineral property	1,758,685	1,758,685
Total assets	$3,108,556	$3,532,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$325,582	$354,755
Accounts payable and accrued expenses - related party	6,578	17,264
Total current liabilities	332,160	372,019

Stockholders' Equity (Deficiency)
Common stock
Authorized:
300,000,000 common shares, (December 31, 2010 - 300,000,000) with par value $0.001 each
Issued and outstanding:
88,703,868 (December 31, 2010 - 88,703,868) common shares	88,704	88,704
Additional paid-in capital	20,938,292	20,938,292
Accumulated deficit during the exploration stage	(18,157,963)	(17,773,262)
Accumulated other comprehensive income (loss)	(92,637)	(93,057)
Stockholders' equity (deficiency)	2,776,396	3,160,677
Total liabilities and stockholders' equity (deficiency)	$3,108,556	$3,532,696

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Operations	October 10	Three months	Three months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended
(Unaudited)	to March 31	March 31	March 31
	2011	2011	2010

Expenses
Administrative and general	$1,840,997	$54,738	$55,788
Depreciation and amortization	122,330	5,101	3,614
Imputed interest on loan payable - related party	1,560	-	-
Interest and bank charges	389,140	2,750	20,449
Foreign exchange loss (gain)	(13,112)	594	1,700
Professional fees - accounting and legal	1,602,869	35,958	148,685
Property search and negotiation	479,695	-	-
Salaries, management and consulting fees	2,918,256	116,009	77,183
	7,341,735	215,150	307,419
Exploration expenses	9,593,277	169,551	82,488
Write-off of mineral property costs	172,981	-	-
	17,107,993	384,701	389,907

Other income (loss)
Gain on disposition of subsidiary	216,474	-	-
Interest income	22,353	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-
Loss on investments	(37,971)	-	-
Loss on spun-off operations	(316,598)	-	-
Loss on debt extinguishment	(1,014,465)	-	-
	(1,049,970)	-	-
Net loss for the period	$(18,157,963)	$(384,701)	$(389,907)

Loss per share
- basic and diluted		$(0.00)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted		88,703,868	68,408,522

The accompanying notes are an integral part of these consolidated financial statements

Index

Consolidated Statements of Cash Flows	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to March 31	March 31	March 31
(Unaudited)	2011	2011	2010

Cash flows from operating activities
Net loss for the period	$(18,157,963)	$(384,701)	$(389,907)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	122,330	5,101	3,614
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	958,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- realized loss on debt extinguishment	1,014,465	-	-
- foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(63,523)	(22,720)	(6,139)
- increase (decrease) in accounts payable and accrued expenses (including related party)	1,009,770	(41,938)	32,195
Net cash used in operating activities	(13,690,162)	(444,258)	(360,237)

Cash flows from investing activities
Purchase of equipment	(205,348)	-	-
Proceeds on disposal of equipment	16,761	-	-
State of Colorado Mined Land Reclamation Bonds	(325,221)	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(672,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(1,165,450)	-	-

Cash flows from financing activities
Proceeds from common stock less issuance costs	13,537,339	-	1,350,000
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	-
Net proceeds from (payments on) advances payable	-	-	-
Net proceeds from (payments on) advances payable -related party	-	-	-
Net cash provided by financing activities	14,795,591	-	1,350,000

Effect of exchange rate changes on cash	195,273	319	(2,331)
Increase (decrease) in cash	135,252	(443,939)	987,432
Cash, beginning of year	-	579,191	556,957
Cash, end of period	$135,252	$135,252	$1,544,389

The accompanying notes are an integral part of these consolidated financial statements

Index

Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $444,258 from operating activities in 2011 through March 31. The Company requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities.These consolidated financial statements do not include any adjustments that might result from this uncertainty.

Significant Accounting Policies

(a)	Principles of Accounting

The Company follows accounting standards set by the Financial Accounting Standards Board, referred to as the “FASB”. The FASB sets accounting principles generally accepted in the United States (“GAAP”) that the Company follows to ensure they consistently report their financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, referred to as Codification or “ASC”.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s audited consolidated financial statements for the year ended December 31, 2010. In the opinion of management of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Index

2.	Significant Accounting Policies (continued)

(b)	Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimatesand assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(c)	Comprehensive income (loss)

The Company has adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended
Components of comprehensive income (loss)	March 31	March 31
	2011	2010
	$	$
Net (loss) for the period	(384,701)	(389,907)
Foreign currency translation adjustments	420	6,394
Total comprehensive (loss)	(384,281)	(383,513)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at March 31, 2011 and December 31, 2010.

(d)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for the three months ended March 31, 2011 and 2010 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each period. Potentially dilutive securities outstanding consist of 1,700,000 stock options in 2011 (2010 – 2,300,000).

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

The carrying value of cash, accounts payable and accrued expenses and accounts payable and accrued expenses – related parties approximate their fair value because of the short-term nature of these instruments.

Index

3.	Joint Venture Agreements

(a)	Samba Minerals Limited

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

Samba did not exercise the right of first refusal and the term of the first right of refusal expired on August 1, 2010. Feasibility studies have not been completed as of March 31, 2011, and thus no joint venture has been formed as of that date.

(b)	Front Range Gold Property Joint Venture

On June 15, 2010, pursuant to the Asset Purchase Agreement between Global Minerals Ltd. (“GML”) and Mount Royale Ventures, LLC (“MRV”), as Sellers, and the Company and AGC Resources LLC, the Company’s wholly-owned subsidiary(“AGC”), as Buyers, AGC acquired 50% interest in the Front Range Gold Project joint venture (“JV”), and title to the Gold Hill Mill, and became a joint venture partner with Gold Reef Mining Company, Mi Vida Enterprises, Inc., Gold Hill Mines, Inc. and Southern Cross Prospecting Company (“Property Owners”).

On March 10, 2011, Mi Vida Enterprises, Inc., Gold Hill Mines, Inc. and Southern Cross Prospecting Company intervened in a preexisting lawsuit commenced by MRV against Gold Reef Mining Company in Boulder County District Court (the “Action”). Among other things, they have alleged that GML was in material default of the JV agreement prior to the assignment by GML of its rights in the JV to AGC in June of 2010, that GML wrongfully assigned its rights in the JV without permission of the Property Owners, and have asked the court to declare the JV terminated. The Property Owners also alleged that the transfer of title to the Gold Hill Mill was subject to a right of first refusal in favor of Gold Hill Mines, Inc., and that MRV conveyed its title to the Gold Hill Mill to AGC without giving proper notice to Gold Hill Mines Inc. and in violation of a right of first refusal in favor of Gold Hill Mines, Inc., and requested the court to enter an order granting Gold Hill Mines Inc. an option to purchase the Gold Hill Mill for $10,000, the amount set in the right of first refusal.

The Company has engaged counsel to review the pleadings and if warranted to intervene in the Action and to fully prosecute the Company rights under the Asset Purchase Agreement. A court decision in favor of the Property Owners may have a material adverse affect on the Company’s operations and financial condition and may result in the loss of its 50% interest in the JV as well as its interest in and to the Gold Hill Mill.

4.	Common Stock

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

Each full Series A Warrant entitles the holder to purchase one additional share of our common stock at a price of $0.40 for a period of one year commencing on April 1, 2011 through March 31, 2012. The Units will be sold by our Chief Executive Officer and President. To date, no funds have been obtained from this offering.

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

The following is a summary of stock option activity for the three month period ended March 31, 2011 and the status of stock options outstanding and exercisable at March 31, 2011:

		price	Life (yrs) at	value at
			31-Mar-11	31-Mar-11

Outstanding at December 31, 2010	1,700,000	$0.26	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable March 31, 2011	1,700,000	$0.26	1.35	$34,000.00

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on March 31, 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.

6.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three month period ended March 31, 2011, consulting fees of $84,277 (2010 - $62,602), respectively were incurred to directors and officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related party at March 31, 2011 is $6,578 (December 31, 2010 - $17,264) payable to an officer/director and another director of the Company for consulting fees and various expenses incurred on behalf of the Company.

7.	Subsequent event

(a)
In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non cash finders fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. These shares have not yet been issued.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)	General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as of and for the three month period ended March 31, 2011, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three month periods ended March 31, 2011 and 2010 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2010 and the related annual MD&A included in the December 31, 2010 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the three month period ended March 31, 2011 and Subsequent Events to May 20, 2011

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

Index

During 2011 through May 16, 2011 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

For the three month periods ended March 31, 2011 and 2010 we recorded exploration expenses of $169,551 compared to $82,488, respectively.

On June 15, 2010, pursuant to the Asset Purchase Agreement between Global Minerals Ltd. (“GML”) and Mount Royale Ventures, LLC (“MRV”), as Sellers, and the Company and AGC Resources LLC, the Company’s wholly-owned subsidiary(“AGC”), as Buyers, AGC acquired 50% interest in the Front Range Gold Project joint venture (“JV”), and title to the Gold Hill Mill, and became a joint venture partner with Gold Reef Mining Company, Mi Vida Enterprises, Inc., Gold Hill Mines, Inc. and Southern Cross Prospecting Company (“Property Owners”).

On March 10, 2011, Mi Vida Enterprises, Inc., Gold Hill Mines, Inc. and Southern Cross Prospecting Company intervened in a preexisting lawsuit commenced by MRV against Gold Reef Mining Company in Boulder County District Court (the “Action”). Among other things, they have alleged that GML was in material default of the JV agreement prior to the assignment by GML of its rights in the JV to AGC in June of 2010, that GML wrongfully assigned its rights in the JV without permission of the Property Owners, and have asked the court to declare the JV terminated. The Property Owners also alleged that the transfer of title to the Gold Hill Mill was subject to a right of first refusal in favor of Gold Hill Mines, Inc., and that MRV conveyed its title to the Gold Hill Mill to AGC without giving proper notice to Gold Hill Mines Inc. and in violation of a right of first refusal in favor of Gold Hill Mines, Inc., and requested the court to enter an order granting Gold Hill Mines Inc. an option to purchase the Gold Hill Mill for $10,000, the amount set in the right of first refusal.

The Company has engaged counsel to review the pleadings and if warranted to intervene in the Action and to fully prosecute the Company rights under the Asset Purchase Agreement. A court decision in favor of the Property Owners may have a material adverse affect on the Company’s operations and financial condition and may result in the loss of its 50% interest in the JV as well as its interest in and to the Gold Hill Mill.

(C)	Exploration and Development

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

Mining Properties

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

Our strategy is to concentrate our efforts on: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities. We are currently concentrating our property exploration activities in Brazil and Colorado. We are also examining data relating to the potential acquisition of other exploration properties in Latin America, South America.

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

Index

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

Index

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

Săo Joăo – Samba Minerals farm in agreement

In May 2008 we signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Săo Joăo project by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, we will immediately transfer an 80% participation interest in the property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing us 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to us all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Săo Joăo project. A feasibility study has not been completed as of May 16, 2011 and thus no joint venture has been formed as of that date.

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

Option Agreement

The Săo Joăo Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Săo Joăo property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the Săo Joăo mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); December 5, 2008 – USD $40.000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 2009 to March 31, 2011 paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); July 30, 2011 – USD $950,000. The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

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

Comandante Araras - Samba Minerals farm in agreement

In May 2008 we signed an agreement with Samba, which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Comandante Araras projects by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, we will immediately transfer an 80% participation interest to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing us 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to us all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Comandante Araras project. A feasibility study has not been completed as of May 16, 2011 and thus no joint venture has been formed as of that date.

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

Boulder Colorado, USA

The Front Range Gold JV property

By Agreement dated June 1 and signed June 15, 2010, we completed our acquisition of:

•
Global Minerals Ltd.’s 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property;

•	the Front Range Gold property assets of Mount Royale Ventures, LLC., which include a permitted mill and mining equipment; and,

Index

•	a 50% equity interest in the Black Cloud Mine Claim Group, tenements located within the Front Range Gold property.

The total consideration paid to Global Minerals consisted of $600,000 cash, of which $100,000 was paid in November 2009 on signing the Letter Agreement, and the issuance of 5,000,000 restricted shares of our common stock, which were authorized for issuance at $0.40 per share. The issuance of the Shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

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

Three months ended March 31, 2011 (Fiscal 2011) versus three months ended March 31, 2010 (Fiscal 2010)

Revenues-The Company has yet to generate any revenues or establish any history of profitable operations. For the three months ended March 31, 2011, we recorded a net loss of $384,701 (fiscal 2010 net loss - $389,907), respectively, or $(0.00) [fiscal 2010 – $(0.01)] per share.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the three months ended March 31, 2011 we recorded General and Administrative expenses of $215,150 (fiscal 2010 - $307,419). Administrative costs were lower in fiscal 2011 as a result of cut backs in administrative expenses. This amount includes, professional fees - accounting of $21,253 (fiscal 2010 - $47,379) and legal $14,705 (fiscal 2010 - $101,306). The majority of the legal costs incurred during fiscal 2010 relate to the Global Asset Purchase Agreement.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the three months ended March 31, 2011 we recorded exploration expenses of $169,551 (fiscal 2010 - $82,488). The following is a breakdown of the exploration expenses by property: Colorado, $151,440 (fiscal 2010 - $Nil); Brazil $15,530 (fiscal 2010 - $80,133); and Canada, Kumealon property $2,581 (fiscal 2009 - $2,355).

Depreciation expense – Depreciation expenses charged to operations for three months ended March 31, 2011 were $5,101 (fiscal 2010 - $3,614) respectively.

Capital Resources and Liquidity

March 31, 2011 versus December 31, 2010:

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

The Company currently finances its activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to the Company at the times and in the amounts required to fund the Company’s activities. There are many conditions beyond the Company’s control which have a direct bearing on the level of investor interest in the purchase of Company securities. The Company may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, however, there is no assurance that any such activity will generate funds that will be available for operations. Debt financing has been used to fund the Company’s property acquisitions and exploration activities, however the Company has no current plans to use debt financing. The Company does not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. The Company has no agreements or understandings with any person as to additional financing.

Index

At March 31, 2011, we had cash of $135,252 (December 31, 2010 - $579,191) and working capital deficiency of $153,485 (working capital at December 31, 2010 – $227,326). Total liabilities as of March 31, 2011 were $332,160 (December 31, 2010 - $372,019).

During the period January 1 to December 31, 2010, we received cash of $3,895,000 from a private placement of 12,983,335 common shares at $0.30 per share, paid non cash finder’s fees of 1,126,111 shares in connection with the private placement, issued 685,900 shares in settlement of indebtedness and payment of expenses amounting to $205,770 and paid a non cash finder’s fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

In June 2010, pursuant to an Asset Purchase Agreement, the Company issued 5 million shares of its common stock, which had a market value of $0.40 per share, paid $600,000 in cash, of which $100,000 was paid in November 2009 on signing the Letter Agreement, and acquired: (i) Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property; (ii) the personal property assets of Mount Royale Ventures, LLC., which include a permitted mill, permitted to 70,000 tons per year, and the associated mining equipment; and, (iii) a 50% equity interest in the Black Cloud Mine Claim Group tenements, located within the Front Range Gold property. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $444,258 from operating activities in 2011 through March 31. We require additional funds to meet our obligations and maintain our operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2011 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our property, there is no assurance that any such activity will generate funds that will be available for operations.

Index

Cash Flow

Three months ended March 31, 2011 versus three months ended March 31, 2010:

Operating activities: We used cash of $444,258 for the three months ended March 31, 2011 (March 31, 2010 - $360,237). The following is a breakdown of cash used for operating activities, aside from the net losses in each period: Depreciation and amortization of $5,101 (March 31, 2010 - $3,614). Changes in prepaid expenses and other assets resulted in a decrease in cash of $22,720 (decrease in cash March 31, 2010 - $6,139). Changes in accounts payable and accrued expenses (including related party) resulted in a decrease in cash of $41,938 (increase in cash March 31, 2010 - $32,195).

Investing Activities: There was no investing activities during the three months ended March 31, 2011 or 2010.

Financing Activities: We intend to finance our activities by raising capital through the equity markets. In March 2011, the Company filed a Post-Effective Amendment to its Registration Statement on Form S-1 filed on December 21, 2010 offering up to a maximum of 10,000,000 units of the Company's securities at an offering price of $0.30 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of (i)one (1) share of our common stock, $0.001 par value per share; and (ii)one (1) Series A Stock Purchase Warrant.

Each full Series A Warrant entitles the holder to purchase one additional share of our common stock at a price of $0.40 for a period of one year commencing on April 1, 2011 through March 31, 2012. The Units will be sold by our Chief Executive Officer and President. To date, no funds have been obtained from this offering. In April 2010, the Company completed a private placement of 12,983,335 common shares, which were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000. Of the $3,895,000 in proceeds, $1,350,000 was received during the first quarter of 2010 prior to completion of formal signed private placement agreements, which occurred in April 2010. The shares were physically issued in April 2010 to individuals and companies who reside outside the United States of America.

Dividends

The Company has neither declared nor paid any dividends on its Common stock. We intend to retain our earnings to finance growth and expand our operations and do not anticipate paying any dividends on our common stock in the foreseeable future.

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

The carrying value of cash, accounts payable and accrued expenses and accounts payable and accrued expenses – related parties approximate their fair value because of the short-term nature of these instruments.

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

Index

Share Capital

At May 20, 2011, we had:

•	Authorized share capital of 300,000,000 (March 31, 2011 – 300,000,000) common shares with par value of $0.001 each.
•	88,703,868 common shares were issued and outstanding (March 31, 2011 – 88,703,868).
•
1,700,000 stock options outstanding under our incentive stock option plan. The stock options are exercisable at $0.26 per share, with expiry date of August 6, 2012. If the holders were to acquire all 1,700,000 shares issuable upon the exercise of all incentive stock options outstanding, we would receive an additional $442,000.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the three months ended March 31, 2011 and the subsequent period to May 20, 2011.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at March 31, 2011 and the subsequent period to May 20, 2011, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements. In March 2011, AGC Resources LLC (the “AGC”) executed a lease agreement with Sweeney Mining and Milling Corporation for the rights to a one eighth (1/8th) fully paid share in the Anderson Ditch Company. The lease agreement is for the term of five (5) years. This lease provides one of the water rights that are critical to AGC’s water augmentation plan and overall plan of operations.

Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 to our December 31, 2010 consolidated financial statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities. Refer to our December 31, 2010 Form 10-K for further information.

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

In determining whether we will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. Other than as indicated, we have no other procedures or mechanisms to deal with conflicts of interest. We are not aware of the existence of any conflict of interest as described herein.

Index

Other than as disclosed below, during the three month period ended March 31, 2011, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the three months ended March 31, 2011 to which we are a party except as follows:

During three month period ended March 31, 2011, consulting fees of $84,277 (three months ended March 31, 2010 - $62,602), were incurred to directors and officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable - related party at March 31, 2011 is $6,578 (December 31, 2010 - $17,264) payable to an officer/director and another director of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

It is anticipated that for the foreseeable future, we will rely on the equity markets to meet our financing need. We will also consider entering into joint venture arrangements to advance our projects.

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, we may curtail a portion of our capital and exploration expenditures during 2011.

We are currently concentrating our exploration activities in Brazil and the US and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

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

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

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

Currently the mineralized material still remains open along strike in both directions and at depth. We will continue to evaluate the potential, and are confident that Fofoca could evolve along strike and link up with other noted targets further along strike

In 2011, we will continue to follow up exploration results on the Fofoca area and plan to initiate further exploration programs on other areas of the Sao Domingos property. It is anticipated that we will drill a series of holes within the Fofoca area for engineering and metallurgical test work as well as to test for depth extensions of the known mineralization. Other exploration on the Săo Domingos property areas will involve further mapping of the outcrop geology and sampling soils and scree from shafts of previous workers in order to confirm lithologies and structural trends noted from drilling and published government maps. Currently, four anomalous areas on the Sao Domingos property have been identified from soil and rock chip sampling, at Atacadao, Esmeril, Fofoca and Cachoeira, and we plan to conduct further investigation.

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

(a)
Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2011, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)
Internal Control over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2011, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Index

PART II.            OTHER INFORMATION

Item 1.	Legal Proceedings

On June 15, 2010, pursuant to the Asset Purchase Agreement between Global Minerals Ltd. (“GML”) and Mount Royale Ventures, LLC (“MRV”), as Sellers, and the Company and AGC Resources LLC, the Company’s wholly-owned subsidiary(“AGC”), as Buyers, AGC acquired 50% interest in the Front Range Gold Project joint venture (“JV”), and title to the Gold Hill Mill, and became a joint venture partner with Gold Reef Mining Company, Mi Vida Enterprises, Inc., Gold Hill Mines, Inc. and Southern Cross Prospecting Company (“Property Owners”).

On March 10, 2011, Mi Vida Enterprises, Inc., Gold Hill Mines, Inc. and Southern Cross Prospecting Company intervened in a preexisting lawsuit commenced by MRV against Gold Reef Mining Company in Boulder County District Court (the “Action”). Among other things, they have alleged that GML was in material default of the JV agreement prior to the assignment by GML of its rights in the JV to AGC in June of 2010, that GML wrongfully assigned its rights in the JV without permission of the Property Owners, and have asked the court to declare the JV terminated. The Property Owners also alleged that the transfer of title to the Gold Hill Mill was subject to a right of first refusal in favor of Gold Hill Mines, Inc., and that MRV conveyed its title to the Gold Hill Mill to AGC without giving proper notice to Gold Hill Mines Inc. and in violation of a right of first refusal in favor of Gold Hill Mines, Inc., and requested the court to enter an order granting Gold Hill Mines Inc. an option to purchase the Gold Hill Mill for $10,000, the amount set in the right of first refusal.

The Company has engaged counsel to review the pleadings and if warranted to intervene in the Action and to fully prosecute the Company rights under the Asset Purchase Agreement. A court decision in favor of the Property Owners may have a material adverse affect on the Company’s operations and financial condition and may result in the loss of its 50% interest in the JV as well as its interest in and to the Gold Hill Mill.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.1.	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.1.	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

Index

3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).

4.1	Form of Subscription Agreement incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed on March 16, 2011 (SEC File No. 333-171312 11692134).

4.2	Form of Series A Warrant incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed on March 16, 2011 (SEC File No. 333-171312 11692134).

4.3	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to the registration statement on Form S-1 filed on June 3, 2010 (SEC File No. 333-167301- 10876788).

4.4
Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. incorporated by reference to the registration statement on Form S-1 filed on June 3, 2010 (SEC File No. 333- 167301-10876788).

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

10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

10.27
Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

Index

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

10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333- 147341 071238655).

10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333- 147341 071238655).

10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054).

10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054).

10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A filed on June 28, 2010 (SEC File No. 333-167301- 10921067).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262).
--------
* Filed Herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: May 20, 2011
By: Lars Pearl
Title: Chief Executive Officer and President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director

/s/ Agustin Gomez de Segura	Dated: May 20, 2011
By: Agustin Gomez de Segura, Director

/s/ Michael Montgomery	Dated: May 20, 2011
By: Michael Montgomery, Director