Form 10-Q
period 2011-06-30
AURORA GOLD CORP
filed 2011-08-22
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 89,153,868 shares of Common Stock were outstanding as of August 22, 2011.

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations (unaudited) Three and Six months ended June 30, 2011 and 2010; and for the period from October 10, 1995 (Inception) to June 30, 2011	4

	Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2011 and 2010 and for the period from October 10, 1995 (Inception) to June 30, 2011	5

	Notes to Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		30

Index

PART I       Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)	June 30 2011	December 31 2010

ASSETS
Current assets
Cash	$38,913	$579,191
Prepaid expenses and other assets	33,548	20,154
Total current assets	72,461	599,345

Mineral property reclamation bonds	245,221	325,221
Buildings and equipment, net	86,255	849,445
Participating interest in mineral property	-	1,758,685
Total assets	$403,937	$3,532,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$346,363	$354,755
Accounts payable and accrued expenses - related parties	18,581	17,264
Advances payable	212,100	-
Total current liabilities	577,044	372,019

Stockholders' Equity (Deficiency)
Common stock
Authorized:
300,000,000 common shares, (December 31, 2010 - 300,000,000) with par value $0.001 each
Issued and outstanding:
89,153,868 (December 31, 2010 - 88,703,868) common shares	89,154	88,704
Additional paid-in capital	20,937,842	20,938,292
Accumulated deficit during the exploration stage	(21,108,965)	(17,773,262)
Accumulated other comprehensive income (loss)	(91,138)	(93,057)
Stockholders' equity (deficiency)	(173,107)	3,160,677
Total liabilities and stockholders' equity (deficiency)	$403,937	$3,532,696

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION (An exploration stage enterprise)

Consolidated Statements of Operations (Expressed in U.S. Dollars) (Unaudited)	Cumulative October 10 1995 (inception) to June 30 2011	Three months Ended June 30 2011	Three months Ended June 30 2010	Six months Ended June 30 2011	Six months Ended June 30 2010

Expenses
Administrative and general	$1,871,414	$30,417	$113,711	$85,155	$169,500
Depreciation and amortization	132,692	10,362	3,620	15,463	7,244
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest and bank charges	391,469	2,329	(3,201)	5,079	17,279
Foreign exchange loss (gain)	(9,518)	3,594	1,034	4,188	2,734
Professional fees - accounting and legal	1,730,890	128,021	181,437	163,979	330,125
Property search and negotiation	479,695	-	-	-	-
Salaries, management and consulting fees	3,113,547	195,291	93,756	311,300	170,939
	7,711,749	370,014	390,357	585,164	697,821
Exploration expenses	9,661,975	68,698	150,059	238,249	232,720
Write-off of mineral property costs	172,981	-	-	-	-
	17,546,705	438,712	540,416	823,413	930,541

Other income (loss)
Gain (loss) on disposition of subsidiary	(2,295,816)	(2,512,290)	-	(2,512,290)	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-	-
					-
Loss on investments	(37,971)	-	-	-	-
Loss on spun-off operations	(316,598)	-	-	-	-
Loss on debt extinguishment	(1,014,465)	-	-	-	-
	(3,562,260)	(2,512,290)	-	(2,512,290)	-
Net loss for the period	$(21,108,965)	$(2,951,002)	$(540,416)	$(3,335,703)	$(930,541)

Loss per share
- basic and diluted		$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted		88,855,553	80,072,968	88,778,868	74,240,745

The accompanying notes are an integral part of these consolidated financial statements

Index

AURORA GOLD CORPORATION (An exploration stage enterprise) Consolidated Statements of Cash Flows (Expressed in U.S. Dollars) (Unaudited)	Cumulative October 10 1995 (inception) to June 30 2011	Six months Ended June 30 2011	Six months Ended June 30 2010

Cash flows from operating activities
Net loss for the period	$(21,108,965)	$(3,335,703)	$(930,541)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation and amortization	132,692	15,463	7,244
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	958,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of subsidiaries	316,498	-	-
- loss on disposition of subsidiary	2,512,290	2,512,290	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement,
net of expenses	(80,237)	-	-
- realized loss on debt extinguishment	1,014,465	-	-
- foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(51,869)	(11,066)	(15,917)
- increase (decrease) in accounts payable			-
and accrued expenses (including related party)	1,036,741	(14,967)	(37,595)
Net cash used in operating activities	(14,079,887)	(833,983)	(976,809)

Cash flows from investing activities
Purchase of equipment	(205,348)	-	-
Proceeds on disposal of equipment	16,761	-	-
Purchases (reimbursements) of Mineral Property Reclamation Bonds	(245,221)	80,000	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(672,981)	-	(500,000)
Payment for incorporation cost	(11,511)	-	-
Net cash provided by (used in) in investing activities	(1,085,450)	80,000	(500,000)

Cash flows from financing activities
Proceeds from common stock
less issuance costs	13,537,339	-	3,895,000
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	(250,000)
Net proceeds from (payments on) advances payable	212,100	212,100	(50,000)
Net proceeds from (payments on) advances payable -related party	-	-	(50,000)
Net cash provided by financing activities	15,007,691	212,100	3,545,000

Effect of exchange rate changes on cash	196,559	1,605	(1,964)
Increase (decrease) in cash	38,913	(540,278)	2,066,227
Cash, beginning of year	-	579,191	556,957
Cash, end of period	$38,913	$38,913	$2,623,184

The accompanying notes are an integral part of these consolidated financial statements

Index

Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $833,983 from operating activities in 2011 through June 30. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities.These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

These consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries, Aurora Gold Mineração Ltda ("Aurora Gold Mineracao") and AGC Resources LLC (“AGC”) (through date of disposition of AGC,  June 14, 2011. See note 4). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineração was incorporated on October 27, 2005. AGC was formed as a Limited Liability company on April 21, 2010 under the law of Colorado USA to hold the assets purchased from Global Minerals Ltd as discussed in Note 3.

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

In preparing the accompanying consolidated financial statements, the Company has evaluated information about subsequent events that became available to them through the date the financial statements were issued. This information relates to events, transactions or changes in circumstances that would require us to adjust the amounts reported in the financial statements or to disclose information about those events, transactions or changes in circumstances.

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

(c)       Comprehensive income (loss)

The Company has adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
Components of comprehensive income (loss)	June 30 2011 $	June 30 2010 $	June 30 2011 $	June 30 2010 $
Net (loss) for the period	(2,951,002)	(540,416)	(3,335,703)	(930,541)
Foreign currency translation adjustments	1,499	617	1,919	7,011
Total comprehensive (loss)	(2,949,503)	(539,799)	(3,333,784)	(923,530)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at June 30, 2011 and December 31, 2010.

(d)       Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for the six months ended June 30, 2011 and 2010 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each period. Potentially dilutive securities outstanding consist of 1,700,000 stock options in 2011 (2010 – 2,300,000).

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

The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, and advances payable approximate their fair value because of the short-term nature of these instruments.

Index

2.             Significant Accounting Policies (continued)

(f)        Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income orASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

•
A single, continuous statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income.

•
In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the presentation of information in its financial statements.

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

Samba did not exercise the right of first refusal and the term of the first right of refusal expired on August 1, 2010. Feasibility studies have not been completed as of June 30, 2011, and thus no joint venture has been formed as of that date.

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

A court decision in favor of the Property Owners may have a material adverse affect on the Company’s ability to collect the purchase price, plus royalty from the sale of AGC to Devtec Management Ltd. since an unfavorable court decision may result in AGC losing its 50% interest in the JV as well as its interest in and to the Gold Hill Mill.

4.              Sale of AGC Resources LLC

On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC, which owns certain properties in Boulder, Colorado (see note 3(b) for a discussion of the specific assets purchased by AGC in June 2010), to Devtec for a total of $2 million, plus royalty. Under the terms of the agreement, Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the six month anniversary of the payment of the first $ 1 million. Additionally, Devtec will pay the Company a 5% royalty from the start of production.

The Company is unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there is uncertainty as to whether the purchase price will be collected. Further, the collection of any purchase price is also contingent on the outcome of the court case described in note 3(b). Given these factors, collection of the purchase price is not considered reasonably possible at the time of these consolidated financial statements given the current uncertain status of exploration work on the Boulder ,Colorado properties and the uncertainties of the related legal action and thus no purchase price has been recorded as of June 30, 2011. Therefore, the Company is recognizing a loss on the sale of its subsidiary of $2,512,290 for the three and six months ended June 30, 2011, which represents the net book value of the assets transferred to Devtec on June 14, 2011 (no liabilities were assumed by Devtec) as follows:

Buildings and equipment	$753,605
Participating interest in mineral property	1,758,685
$2,512,290

5.             Advances Payable

The Company has advances payable with an individual and a company totaling $212,100 at June 30, 2011. The advances are non-interest bearing, due on demand and are unsecured.

Index

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

In March 2011, the Company filed a Post-Effective Amendment to its Registration Statement onForm S-1 filed on December 21, 2010 offering up to a maximum of 10,000,000 units of the Company's  securities at an offering price of $0.30 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of:

(i)	one (1) share of our common stock, $0.001 par value per share; and,
(ii)	one (1) Series A Stock Purchase Warrant.

Each full Series A Warrant entitles the holder to purchase one additional share of our common stock at a price of $0.40 for a period of one year commencing on April 1, 2011 through March 31, 2012.  To date, no funds have been obtained from this offering.

In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non cash finders fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. The shares were issued in May 2011. The issuance of these shares had no net effect on total shareholders' equity or results of operations as they related to fees associated with issuance of shares.

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

The following is a summary of stock option activity for the six month period ended June 30, 2011 and the status of stock options outstanding and exercisable at June 30, 2011:

	Shares	Exercise price	Remaining Contractual Life (yrs) at 30-Jun-11	Aggregate Intrinsic value at 30-Jun-11

Outstanding at December 31, 2010	1,700,000	$0.26	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable at June 30, 2011	1,700,000	$0.26	1.10	$-

Index

7.            Stock Options (continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on June 30, 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.

8.             Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three and six month periods ended June 30, 2011, consulting fees of $71,706 (2010 - $91,279) and $155,983 (2010 - $153,881), respectively were incurred to directors and officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable and accrued expenses - related parties at June 30, 2011 is $18,581 (December 31, 2010 - $17,264) payable to an officer/director and another director of the Company for consulting fees and various expenses incurred on behalf of the Company.

9.              Non-cash Investing and Financing Activities

In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non cash finders fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. The shares were issued in May 2011. The issuance of these shares had no net effect on total shareholders' equity or results of operations as they related to fees associated with issuance of shares.

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

(A)   General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as of and for the six month period ended June 30, 2011, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and six month periods ended June 30, 2011 and 2010 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2010 and the related annual MD&A included in the December 31, 2010 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B) Significant developments during the six month period ended June 30, 2011 and Subsequent Events to August 22, 2011

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

During 2011 through August 15, 2011 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

For the six month periods ended June 30, 2011 and 2010 we recorded exploration expenses of $238,249 compared to $232,720, respectively.

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

A court decision in favor of the Property Owners may have a material adverse affect on the Company’s ability to collect the purchase price, plus royalty from the sale of AGC to Devtec Management Ltd. since an unfavorable court decision may result in AGC losing its 50% interest in the JV as well as its interest in and to the Gold Hill Mill.

Index

On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC Resources LLC, which owns certain properties in Boulder, Colorado, to Devtec for a total of $2 million, plus royalty. Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the six month anniversary of the payment of the first One Million Dollars. Additionally, Devtec will pay Aurora a 5% royalty from the start of production.

(C)Exploration and Development

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

Mining Properties

Our properties are located in the Tapajos Region of Brazil. In Brazil we have calculated a body of mineralized material to Guide 7 standards calculated in accordance with the Australasian Joint Ore Reserves Committee (the “JORC”) code for reporting of Mineral Resources and Ore Reserves (the “JORC Code”). The JORC resource is currently estimated at 130,000 ounces at 2.0 g/t calculated on a 0.5 g/t cut off.. This mineralized material is located on our Săo Domingos property. The rest of our Brazil properties are in the preliminary exploration stage and do not contain any known bodies of ore.

Our strategy is to concentrate our efforts on: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities. We are currently concentrating our property exploration activities in Brazil. We are also examining data relating to the potential acquisition of other exploration properties in Latin America, South America.

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

We currently have an interest in three (3) projects located in Tapajos gold province in Para State, Brazil and one (1) property located in British Columbia, Canada. We have conducted exploration activities on all our projects and have ranked the projects in order of merit and may discontinue such activities and dispose of some of the properties if further exploration work is not warranted.

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

Index

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

c)     DNPM Process 850.400/07:

Aurora has good title over the mineral rights object of the DNPM Process Nos 850.400/07, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba and Trairão, State of Pará. On June 8th 2007 it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on July 09th 2008 for a 3 (three) years period covering an area of 9832,26 ha, and it is valid until July 09th 2011 and is renewable for three additional years (the Company has applied for a renewal of the Exploration Permit).

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

Index

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

Săo Joăo – Samba Minerals farm in agreement

In May 2008 we signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Săo Joăo project by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, we will immediately transfer an 80% participation interest in the property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing us 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to us all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Săo Joăo project. A feasibility study has not been completed as of August 22, 2011 and thus no joint venture has been formed as of that date.

Index

Location and access

The Săo Joăo property is located in the central portion of the Southern Tapajos basin and is accessed by light aircraft from the regional centre of Itaituba. Access is also possible by unsealed roads linking up to the Transgarimpeiro highway and by a purpose cut heavy vehicle access track linking Sao Joao to the exploration centre at the primary project at Sao Domingo.

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

Option Agreement

The Săo Joăo Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Săo Joăo property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the Săo Joăo mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); December 5, 2008 – USD $40.000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 2009 to June 30, 2011 paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); July 30, 2011 – USD $950,000 (has not been paid as of August 22, 2011). The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

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

Index

Comandante Araras - Samba Minerals farm in agreement

In May 2008 we signed an agreement with Samba, which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Comandante Araras projects by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, we will immediately transfer an 80% participation interest to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing us 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to us all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Comandante Araras project. A feasibility study has not been completed as of August 22, 2011 and thus no joint venture has been formed as of that date.

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

Index

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

(D)               Results of Operations

Three and six months ended June 30, 2011 (Fiscal 2011) versus three and six months ended June 30, 2010 (Fiscal 2010)

Revenues-The Company has yet to generate any revenues or establish any history of profitable operations. For the three and six month periods ended June 30, 2011, we recorded a net loss of $2,951,002 (fiscal 2010 net loss - $540,416), and $3,335,703 (fiscal 2010 net loss - $930,541) respectively, or $(0.03) [fiscal 2010 – $(0.01)] and $(0.04) [fiscal 2010 – $(0.01)] per share.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the three and six months ended June 30, 2011 we recorded General and Administrative expenses of $370,014 (fiscal 2010 - $390,357) and $585,164 (fiscal 2010 - $697,821). Administrative costs were lower in fiscal 2011 as a result of cut backs in administrative expenses. For the three and six month periods this amount includes, professional fees - accounting $46,349 (fiscal 2010 - $103,678) and $67,602 (fiscal 2010 - $151,057)  respectively, and legal $81,672 (fiscal 2010 - $77,759) and $96,377 (fiscal 2010 - $179,068) . The majority of the legal costs incurred during fiscal 2010 relate to the Global Asset Purchase Agreement.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the three and six months ended June 30, 2011 we recorded exploration expenses of $68,698 (fiscal 2010 - $150,059) and $238,249 (fiscal 2010 - $232,720) respectively. The following is a breakdown of the exploration expenses by property: Colorado, $65,334 (2010 – $137,454) and $216,774 (2010 - $137,454) respectively; Brazil $3,364 (2010 – $12,605) and $18,894 (2010 - $92,911) respectively; and Canada, Kumealon property $Nil (2009 - $Nil) and $2,581 (2010 - $2,355) respectively.

Depreciation expense – Depreciation expenses charged to operations for six months ended June 30, 2011 were $15,463 (fiscal 2010 - $7,244) respectively.

Sale of AGC - On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC, which owns certain properties in Boulder, Colorado (see note 3(b) for a discussion of the specific assets purchased by AGC in June 2010), to Devtec for a total of $2 million, plus royalty. Under the terms of the agreement, Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the six month anniversary of the payment of the first $ 1 million. Additionally, Devtec will pay the Company a 5% royalty from the start of production.

Index

The Company is unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there is uncertainty as to whether the purchase price will be collected. Further, the collection of any purchase price is also contingent on the outcome of the court case described in note 3(b). Given these factors, collection of the purchase price is not considered reasonably possible at the time of these consolidated financial statements given the current uncertain status of exploration work on the Boulder ,Colorado properties and the uncertainties of the related legal action and thus no purchase price has been recorded as of June 30, 2011. Therefore, the Company is recognizing a loss on the sale of its subsidiary of $2,512,290 for the three and six months ended June 30, 2011, which represents the net book value of the assets transferred to Devtec on June 14, 2011 (no liabilities were assumed by Devtec) as follows:

Buildings and equipment	$753,605
Participating interest in mineral property	1,758,685
$2,512,290

Capital Resources and Liquidity

June 30, 2011 versus December 31, 2010:

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

At June 30, 2011, we had cash of $38,913 (December 31, 2010 - $579,191) and working capital deficiency of $504,583 (working capital at December 31, 2010 – $227,326). Total liabilities as of June 30, 2011 were $577,044 (December 31, 2010 - $372,019).

During the period January 1 to December 31, 2010, we received cash of $3,895,000 from a private placement of 12,983,335 common shares at $0.30 per share, paid non cash finder’s fees of 1,126,111 shares in connection with the private placement, issued 685,900 shares in settlement of indebtedness and payment of expenses amounting to $205,770 and paid a non cash finder’s fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non cash finders fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. The shares were issued in May 2011. All shares issued were to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

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

Index

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $833,983 from operating activities in 2011 through June 30. We require additional funds to meet our obligations and maintain our operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2011 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Six months ended June 30, 2011 versus six months ended June 30, 2010:

Operating activities: We used cash of $833,983 for the six months ended June 30, 2011 (June 30, 2010 - $976,809). The following is a breakdown of cash used for operating activities, aside from the net losses in each period: Depreciation and amortization of $15,463 (June 30, 2010 - $7,244). A loss of $2,512,290 was recorded on the sale of AGC. Changes in prepaid expenses and other assets resulted in a decrease in cash of $11,066 (decrease in cash June 30, 2010 - $15,917). Changes in accounts payable and accrued expenses (including related party) resulted in a decrease in cash of $14,967 (decrease in cash June 30, 2010 - $37,595).

Investing Activities: During the six months ended June 30, 2011 the financial warranty with respect to the Colorado Mined Land Reclamation bonds was reduced $80,000 to $245,221 and these funds were returned to us. There were no investing activities during the six months ended June 30, 2010.

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
Each full Series A Warrant entitles the holder to purchase one additional share of our common stock at a price of $0.40 for a period of one year commencing on April 1, 2011 through March 31, 2012. The Units will be sold by our Chief Executive Officer and President. To date, no funds have been obtained from this offering. During the six months ended June 30, 2011 the Company received funds from advances from an individual and a company, totaling $212,100, that were non-interest bearing, were due on demand and were unsecured. In April 2010, the Company completed a private placement of 12,983,335 common shares, which were authorized for issuance at $0.30 per share for net cash proceeds of $3,895,000. Of the $3,895,000 in proceeds, $1,350,000 was received during the first quarter of 2010 prior to completion of formal signed private placement agreements, which occurred in April 2010. The shares were physically issued in April 2010 to individuals and companies who reside outside the United States of America.

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

The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, and advances payable approximate their fair value because of the short-term nature of these instruments.

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

Share Capital

At August 22, 2011, we had:

•	Authorized share capital of 300,000,000 (June 30, 2011 – 300,000,000) common shares with par value of $0.001 each.

•	89,153,868common shares were issued and outstanding (June 30, 2011 – 89,153,868, December 31, 2010 - 88,793,868).

•
1,700,000 stock options outstanding under our incentive stock option plan. The stock options are exercisable at $0.26 per share, with expiry date of August 6, 2012. If the holders were to acquire all 1,700,000 shares issuable upon the exercise of all incentive stock options outstanding, we would receive an additional $442,000.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the six months ended June 30, 2011 and the subsequent period to August 22, 2011.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at June 30, 2011 and the subsequent period to August 22, 2011, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

Index

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

Other than as disclosed below, during the six month period ended June 30, 2011, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the six months ended June 30, 2011 to which we are a party except as follows:

During the three and six month period ended June 30, 2011, consulting fees of $71,706 (2010 - $91,279) and$155,983 (2010 - $153,881), respectively were incurred to directors and officers of the Company. Thetransactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable - related party at June 30, 2011 is $18,581 (December 31, 2010 - $17,264) payable to an officer/director and another director of the Company for consulting fees and various expenses incurred on behalf of the Company.

CURRENT OUTLOOK

General Economic Conditions

Current problems in credit markets and deteriorating global economic conditions have lead to a slowdown of growth. The slowdown of growth is a major concern, as one of the biggest risks to a full recovery for the metals industry would be a weak and/or slow demand resurgence in critical end markets. Prices for raw materials continue to climb and/or remain near record highs. It is difficult in these conditions to forecast metal prices and demand trends for products that we would produce if we had current mining operations. Credit market conditions have also increased the cost of obtaining capital and limited the availability of funds. Accordingly, management is reviewing the effects of the current conditions on our business.

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

Our exploration work program for the remainder of 2011 will focus on the Brazilian properties. In Brazil we intend to follow up results from previous work on the Sao Domingo property which resulted in 130,000 ounces of mineralized material, by exploration of the geophysical anomaly west of the current mineralized area. This work will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

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

After reviewing the geology and grade continuity from 2006 drilling on the Mineralized material at the Sao Domingos- Fofoca project, we initiated further drilling during July 2007 to test target extensions of the current mineralized material as well as to infill current drilling to increase the confidence levels. A resource estimate has been completed, by a third party consultant, for the Fofoca target on the Săo Domingo's Property. We have calculated a body of mineralized material to Guide 7 standards in accordance with the Australasian Joint Ore Reserves Committee (the “JORC”) code for reporting of Mineral Resources and Ore Reserves (the “JORC Code”). The JORC resource is currently estimated at 130,000 ounces at 2.0 g/t calculated on a 0.5 g/t cut off..

Index

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

(a)
Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2011, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Index

(b)
Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2011, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PARTII.     OTHER INFORMATION

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

A court decision in favor of the Property Owners may have a material adverse affect on the Company’s ability to collect the purchase price, plus royalty from the sale of AGC to Devtec Management Ltd. since an unfavorable court decision may result in AGC losing its 50% interest in the JV as well as its interest in and to the Gold Hill Mill.

Item 1.	A.Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Index

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393-98720970).

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393-98720970).

3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393-98720970).

3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393-98720970).

3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393-98720970).

4.1	Form of Subscription Agreement incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed on March 16, 2011 (SEC File No. 333-171312-11692134).

4.2	Form of Series A Warrant incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed on March 16, 2011 (SEC File No. 333-171312-11692134).

4.3	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to the registration statement on Form S-1 filed on June 3, 2010 (SEC File No. 333-167301-10876788).

4.4
Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. incorporated by reference to the registration statement on Form S-1 filed on June 3, 2010 (SEC File No. 333-167301-10876788).

10.1
Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

10.2
Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

10.3
Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

Index

10.5
Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.7
Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English Corporation incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

10.9
Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

10.10
Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

10.12
Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.14
Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).

10.15
Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379- 051269300).

10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-30379-051269300).

10.17
Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379-051269300).

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

10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341-071238655).

10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341-071238655).

10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341-08758054).

10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341-08758054).

10.38	Asset Purchase Agreement dated June 15, 2010 incorporated by reference to the registration statement on Form S-1/A filed on June 28, 2010 (SEC File No. 333-167301-10921067).

10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K filed on June 23, 2011 (SEC File No. 000-24393-11927834).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262).

101**
The following materials from Aurora Gold Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2011 and 2010 and for the period from October 10, 1995 (Inception) to June 30, 2011 (iii) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010 and for the period from October 10, 1995 (inception) to June 30, 2011; and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text (to be filed no later than 30 days after the date this report is filed).

_________
* Filed Herewith

**  As provided in Rule 406T of SEC Regulation S-T, the Interactive Data Files are furnished and not deemed filed or part of a Registration Statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: August 22, 2011
By: Lars Pearl
Title:       Chief Executive Officer and President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director

/s/ Agustin Gomez de Segura	Dated: August 22, 2011
By: Agustin Gomez de Segura, Director