Form 10-Q/A
period 2011-06-30
AURORA GOLD CORP
filed 2011-08-26
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q /A
(Amendment No. 1)

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

AURORA GOLD CORPORATION

Explanatory Note

The purpose of this Amendment No. 1 to Aurora Gold Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART I  Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(Expressed in U.S. Dollars)	June 30	December 31
(Unaudited)	2011	2010

ASSETS
Current assets
Cash	$38,913	$579,191
Prepaid expenses and other assets	33,548	20,154
Total current assets	72,461	599,345

Mineral property reclamation bonds	245,221	325,221
Buildings and equipment, net	86,255	849,445
Participating interest in mineral property	-	1,758,685
Total assets	$403,937	$3,532,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$346,363	$354,755
Accounts payable and accrued expenses - related parties	18,581	17,264
Advances payable	212,100	-
Total current liabilities	577,044	372,019

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

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Operations	October 10	Three months	Three months	Six months	Six months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended	Ended	Ended
(Unaudited)	to June 30	June 30	June 30	June 30	June 30
	2011	2011	2010	2011	2010

Expenses
Administrative and general	$1,871,414	$30,417	$113,711	$85,155	$169,500
Depreciation and amortization	132,692	10,362	3,620	15,463	7,244
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest and bank charges	391,469	2,329	(3,201)	5,079	17,279
Foreign exchange loss (gain)	(9,518)	3,594	1,034	4,188	2,734
Professional fees - accounting and legal	1,730,890	128,021	181,437	163,979	330,125
Property search and negotiation	479,695	-	-	-	-
Salaries, management and consulting fees	3,113,547	195,291	93,756	311,300	170,939
	7,711,749	370,014	390,357	585,164	697,821
Exploration expenses	9,661,975	68,698	150,059	238,249	232,720
Write-off of mineral property costs	172,981	-	-	-	-
	17,546,705	438,712	540,416	823,413	930,541

Other income (loss)
Gain (loss) on disposition of subsidiary	(2,295,816)	(2,512,290)	-	(2,512,290)	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement, net of expenses of $138,065	80,237	-	-	-	-
Loss on investments	(37,971)	-	-	-	-
Loss on spun-off operations	(316,598)	-	-	-	-
Loss on debt extinguishment	(1,014,465)	-	-	-	-
	(3,562,260)	(2,512,290)	-	(2,512,290)	-
Net loss for the period	$(21,108,965)	$(2,951,002)	$(540,416)	$(3,335,703)	$(930,541)

Loss per share
- basic and diluted		$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of common shares outstanding
- basic and diluted		88,855,553	80,072,968	88,778,868	74,240,745

The accompanying notes are an integral part of these consolidated financial statements

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Six months	Six months
Consolidated Statements of Cash Flows	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to June 30	June 30	June 30
(Unaudited)	2011	2011	2010

Cash flows from operating activities
Net loss for the period	$(21,108,965)	$(3,335,703)	$(930,541)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation and amortization	132,692	15,463	7,244
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	958,800	-	-
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of subsidiaries	316,498	-	-
- loss on disposition of subsidiary	2,512,290	2,512,290	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement, net of expenses	(80,237)	-	-
- realized loss on debt extinguishment	1,014,465	-	-
- foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(51,869)	(11,066)	(15,917)
- increase (decrease) in accounts payable			-
and accrued expenses (including related party)	1,036,741	(14,967)	(37,595)
Net cash provided by (used in) operating activities	(14,079,887)	(833,983)	(976,809)

Cash flows from investing activities
Purchase of equipment	(205,348)	-	-
Proceeds on disposal of equipment	16,761	-	-
Purchases (reimbursements) of Mineral Property Reclamation Bonds	(245,221)	80,000	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(672,981)	-	(500,000)
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(1,085,450)	80,000	(500,000)

Cash flows from financing activities
Proceeds from common stock less issuance costs	13,537,339	-	3,895,000
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	(250,000)
Net proceeds from (payments on) advances payable	212,100	212,100	(50,000)
Net proceeds from (payments on) advances payable -related party	-	-	(50,000)
Net cash provided by financing activities	15,007,691	212,100	3,545,000

Effect of exchange rate changes on cash	196,559	1,605	(1,964)
Increase (decrease) in cash	38,913	(540,278)	2,066,227
Cash, beginning of year	-	579,191	556,957
Cash, end of period	$38,913	$38,913	$2,623,184

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

	Three Months Ended		Six Months Ended
Components of comprehensive income (loss)	June 30	June 30	June 30	June 30
	2011	2010	2011	2010
	$	$	$	$
Net (loss) for the period	(2,951,002)	(540,416)	(3,335,703)	(930,541)
Foreign currency translation adjustments	1,499	617	1,919	7,011
Total comprehensive (loss)	(2,949,503)	(539,799)	(3,333,784)	(923,530)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at June 30, 2011 and December 31, 2010.

(d)	Earnings (Loss) Per Share

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

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income or ASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

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

The following is a summary of stock option activity for the six month period ended June 30, 2011 and the status of stock options outstanding and exercisable at June 30, 2011:

			Remaining	Aggregate
			Contractual	Intrinsic
		Exercise	Life (yrs) at	value at
	Shares	price	30-Jun-11	30-Jun-11

Outstanding at December 31, 2010	1,700,000	$0.26	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable at June 30, 2011	1,700,000	$0.26	1.10	$-

7.	Stock Options (continued)

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

Financing Activities: We intend to finance our activities by raising capital through the equity markets. In March 2011, the Company filed a Post-Effective Amendment to its Registration Statement on Form S-1 filed on December 21, 2010 offering up to a maximum of 10,000,000 units of the Company's  securities at an offering price of $0.30 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of (i) one (1) share of our common stock, $0.001 par value per share; and (ii) one (1) Series A Stock Purchase Warrant.
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

Share Capital

At August 22, 2011, we had:

•	Authorized share capital of 300,000,000 (June 30, 2011 – 300,000,000) common shares with par value of $0.001 each.
•	89,153,868 common shares were issued and outstanding (June 30, 2011 – 89,153,868, December 31, 2010 - 88,793,868).
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

There have been no transactions or proposed transactions with officers and directors during the six months ended June 30, 2011 to which we are a party except as follows:

During the three and six month period ended June 30, 2011, consulting fees of $71,706 (2010 - $91,279) and $155,983 (2010 - $153,881), respectively were incurred to directors and officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

After reviewing the geology and grade continuity from 2006 drilling on the Mineralized material at the Sao Domingos- Fofoca project, we initiated further drilling during July 2007 to test target extensions of the current mineralized material as well as to infill current drilling to increase the confidence levels. A resource estimate has been completed, by a third party consultant, for the Fofoca target on the Săo Domingo's Property. We have calculated a body of mineralized material to Guide 7 standards in accordance with the Australasian Joint Ore Reserves Committee (the “JORC”) code for reporting of Mineral Resources and Ore Reserves (the “JORC Code”). The JORC resource is currently estimated at 130,000 ounces at 2.0 g/t calculated on a 0.5 g/t cut off.

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

10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333-147341-071238655).

10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333- 147341-071238655).

10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341-08758054).

10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341-08758054).

10.38	Asset Purchase Agreement dated June 15, 2010 incorporated by reference to the registration statement on Form S-1/A filed on June 28, 2010 (SEC File No. 333-167301- 10921067).

10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K filed on June 23, 2011 (SEC File No. 000-24393-11927834).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262).

101 **
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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith

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

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: August 25, 2011
By: Lars Pearl
Title: Chief Executive Officer and President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director

/s/ Agustin Gomez de Segura	Dated: August 25, 2011
By: Agustin Gomez de Segura, Director