Form 10-Q
period 2011-09-30
AURORA GOLD CORP
filed 2011-11-21
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 90,974,868 shares of Common Stock were outstanding as of November 18, 2011.

AURORA GOLD CORPORATION

Explanatory Note

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations (unaudited) Three and Nine months ended September 30, 2011 and 2010; and for the period from October 10, 1995 (Inception) to September 30, 2011	4

	Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2011 and 2010 and for the period from October 10, 1995 (Inception) to September 30, 2011	5

	Notes to Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURES		31

PART I                  Financial Information

AURORA GOLD CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Expressed in U.S. Dollars)	September 30	December 31
(Unaudited)	2011	2010

ASSETS
Current assets
Cash	$93,302	$579,191
Prepaid expenses and other assets	26,651	20,154
Total current assets	119,953	599,345

Mineral property reclamation bonds	-	325,221
Buildings and equipment, net	68,123	849,445
Participating interest in mineral property	-	1,758,685
Total assets	$188,076	$3,532,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$330,111	$354,755
Accounts payable and accrued expenses - related party	28,866	17,264
Advances payable	257,000	-
Total current liabilities	615,977	372,019

Stockholders' Equity (Deficiency)
Common stock
Authorized:
300,000,000 common shares, (December 31, 2010 - 300,000,000)
with par value $0.001 each
Issued and outstanding:
90,974,868 (December 31, 2010 - 88,703,868) common shares	90,975	88,704
Additional paid-in capital	21,127,621	20,938,292
Accumulated deficit during the exploration stage	(21,555,950)	(17,773,262)
Accumulated other comprehensive income (loss)	(90,547)	(93,057)
Stockholders' equity (deficiency)	(427,901)	3,160,677
Total liabilities and stockholders' equity (deficiency)	$188,076	$3,532,696

AURORA GOLD CORPORATION
(An exploration stage enterprise)
	Cumulative
Consolidated Statements of Operations	October 10	Three months	Three months	Nine months	Nine months
(Expressed in U.S. Dollars)	1995 (inception)	Ended	Ended	Ended	Ended
(Unaudited)	to September 30	September 30	September 30	September 30	September 30
	2011	2011	2010	2011	2010

Expenses
Administrative and general	$1,925,509	$54,095	$107,277	$139,250	$276,777
Depreciation and amortization	139,230	6,538	3,718	22,001	10,962
Imputed interest on loan payable - related party	1,560	-	-	-	-
Interest and bank charges	392,930	1,461	6,823	6,540	24,102
Foreign exchange loss (gain)	(13,220)	(3,702)	1,989	486	4,723
Professional fees - accounting and legal	1,756,109	25,219	45,246	189,198	375,371
Property search and negotiation	479,695	-	150,000	-	150,000
Salaries, management and consulting fees	3,208,645	95,098	270,453	406,398	441,392
	7,890,458	178,709	585,506	763,873	1,283,327
Exploration expenses	9,685,030	23,055	204,842	261,304	437,562
Write-off of mineral property costs	172,981	-	-	-	-
	17,748,469	201,764	790,348	1,025,177	1,720,889

Other income (loss)
Gain (loss) on disposition of subsidiary	(2,541,037)	(245,221)	-	(2,757,511)	-
Interest income	22,353	-	-	-	-
Gain on sale of rights to the Matupa agreement,
net of expenses of $138,065	80,237	-	-	-	-
Loss on investments	(37,971)	-	-	-	-
Loss on spun-off operations	(316,598)	-	-	-	-
Loss on debt extinguishment	(1,014,465)	-	-	-	-
	(3,807,481)	(245,221)	-	(2,757,511)	-
Net loss for the period	$(21,555,950)	$(446,985)	$(790,348)	$(3,782,688)	$(1,720,889)

Loss per share
- basic and diluted		$(0.00)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of
common shares outstanding
- basic and diluted		89,540,183	86,793,946	89,036,372	78,486,681

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10	Nine months	Nine months
Consolidated Statements of Cash Flows	1995 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to September 30	September 30	September 30
(Unaudited)	2011	2011	2010

Cash flows from operating activities
Net loss for the period	$(21,555,950)	$(3,782,688)	$(1,720,889)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation and amortization	139,230	22,001	10,962
- stock compensation expense on stock option grants	1,174,795	-	-
- expenses satisfied with issuance of common stock	983,300	24,500	210,000
- expenses satisfied with transfer of marketable securities	33,903	-	-
- imputed interest on loan payable - related party	1,560	-	-
- write-off of mineral property costs	172,981	-	-
- adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
- loss on disposition of subsidiary	2,757,511	2,757,511	-
- realized loss on investments	37,971	-	-
- gain on sale of rights to Matupa agreement,
net of expenses	(80,237)	-	-
- realized loss on debt extinguishment	1,014,465	-	-
- foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Changes in assets and liabilities:
- (increase) in receivables	(206,978)	-	-
- (increase) decrease in prepaid expenses and other assets	(47,819)	(7,016)	(30,575)
- increase (decrease) in accounts payable			-
and accrued expenses (including related party)	1,050,976	(732)	(469,908)
Net cash used in operating activities	(14,232,328)	(986,424)	(2,000,410)

Cash flows from investing activities
Purchase of equipment	(205,348)	-	(17,800)
Proceeds on disposal of equipment	16,761	-	-
(Purchases) reimbursements of Mineral Property Reclamation Bonds	(245,221)	80,000	(245,213)
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs	(672,981)	-	(500,000)
Payment for incorporation cost	(11,511)	-	-
Net cash used in investing activities	(1,085,450)	80,000	(763,013)

Cash flows from financing activities
Proceeds from common stock
less issuance costs	13,704,439	167,100	3,895,000
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	(500,000)
Net proceeds from (payments on) advances payable	257,000	257,000	(50,000)
Net proceeds from (payments on) advances payable -related party	-	-	(50,000)
Net cash provided by financing activities	15,219,691	424,100	3,295,000

Effect of exchange rate changes on cash	191,389	(3,565)	1,031
Increase (decrease) in cash	93,302	(485,889)	532,608
Cash, beginning of year	-	579,191	556,957
Cash, end of period	$93,302	$93,302	$1,089,565

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $986,424 from operating activities in 2011 through September 30. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. In the event that we cannot obtain additional funds, on a timely basis or our operations do not generate sufficient cash flow, we may be forced to curtail our development or cease our activities.These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The Company has adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
Components of comprehensive income (loss)	September 30	September 30		September 30	September 30
	2011	2010		2011	2010
	$		$	$	$
Net (loss) for the period	(446,985)	(790,348)		(3,782,688)	(1,720,889)
Foreign currency translation adjustments	591	3,226		2,510	10,237
Total comprehensive (loss)	(446,394)	(787,122)		(3,780,178)	(1,710,652)

Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at September 30, 2011 and December 31, 2010.

(d)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for the three and nine months ended September 30, 2011 and 2010 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each period. Potentially dilutive securities outstanding consist of 1,700,000 stock options in 2011 (2010 – 2,300,000).

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

Samba did not exercise the right of first refusal and the term of the first right of refusal expired on August 1, 2010. Feasibility studies have not been completed as of September 30, 2011, and thus no joint venture has been formed as of that date.

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

4. Sale of AGC Resources LLC

On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC, which owns certain properties in Boulder, Colorado (see note 3(b) for a discussion of the specific assets purchased by AGC in June 2010), to Devtec for a total of $2 million, plus royalty. Under the terms of the agreement, Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the nine month anniversary of the payment of the first $1 million. Additionally, Devtec will pay the Company a 5% royalty from the start of production.

The Company is unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there is uncertainty as to whether the purchase price will be collected. Further, the collection of any purchase price is also contingent on the outcome of the court case described in note 3(b). Given these factors, collection of the purchase price is not considered reasonably possible at the time of these consolidated financial statements given the current uncertain status of exploration work on the Boulder, Colorado properties and the uncertainties of the related legal action and thus no purchase price has been recorded as of September 30, 2011. Once collection of the purchase price becomes assured and the aforementioned uncertainties resolved, the purchase price will be recorded in the Consolidated Statements of Operations. Therefore, the Company is recognizing a loss on the sale of its subsidiary of $2,757,511 for the nine months ended September 30, 2011, which represents the net book value of the assets transferred to Devtec on June 14, 2011 (no liabilities were assumed by Devtec) as follows:

Reclamation bonds	$245,221
Buildings and equipment	753,605
Participating interest in mineral property	1,758,685
$2,757,511

Subsequent to the sale of AGC, the Company determined it would not retain ownership to the reclamation bonds asset associated with the properties. A loss of $245,221, the carrying value of the bonds, was recorded during the three months ended September 30, 2011. The disclosed total loss from the sale of AGC was adjusted to include the loss on the disposition of the reclamation bonds.

5. Advances Payable

The Company has advances payable with individuals and a company totaling $257,000 at September 30, 2011. The advances are non-interest bearing, due on demand and are unsecured.

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

In September 2011, 1,671,000 shares were issued to an individual for cash at $0.10 per share.

In September 2011, 150,000 shares were issued to a company for services rendered at $0.16 per share.

In October 2011, the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's  securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of:

(i)	one (1) share of common stock of the Company, $0.001 par value per share; and,
(ii)	one (1) Warrant.

Each Warrant entitles the holder to purchase one additional share of our common stock at a price of $0.20 for a period of two years commencing on November 1, 2011 through October 31, 2013. To date, no funds have been obtained from this offering.

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

The following is a summary of stock option activity for the nine month period ended September 30, 2011 and the status of stock options outstanding and exercisable at September 30, 2011:

			Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
		price	Life (yrs) at	value at
			30-Sep-11	30-Sep-11

Outstanding at December 31, 2010	1,700,000	$0.26	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable at September 30, 2011	1,700,000	$0.26	0.85	$-

7. Stock Options (continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on September 30, 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.

Effective as of October 11, 2011, the Company’s board of directors granted 4,200,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of October 11, 2011, with an exercise price of $0.12 per share. The term of these Options is five years. The Options are exercisable at any time from the grant date up to and including the 10th day of October, 2016.

8. Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three and nine month periods ended September 30, 2011, consulting fees of $36,083 (2010 -$96,842) and $191,742 (2010 - $250,723), respectively were incurred to directors and officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.	Included in accounts payable and accrued expenses - related parties at September 30, 2011 is $28,866 (December 31, 2010 - $17,264) payable to an officer/director and another director of the Company for consulting fees and various expenses incurred on behalf of the Company.
9. Non-cash Investing and Financing Activities
In September 2011, 150,000 shares were issued to a company for services rendered at $0.16 per share. The shares were issued to a company who resides outside the United States of America.

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

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as of and for the nine month period ended September 30, 2011, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three and nine month periods ended September 30, 2011 and 2010 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2010 and the related annual MD&A included in the December 31, 2010 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the nine month period ended September 30, 2011 and Subsequent Events to November 18, 2011

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

During 2011 through November 18, 2011 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

For the nine month periods ended September 30, 2011 and 2010 we recorded exploration expenses of $261,304 compared to $437,562, respectively.

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

On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC Resources LLC, which owns certain properties in Boulder, Colorado, to Devtec for a total of $2 million, plus royalty. Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the nine month anniversary of the payment of the first One Million Dollars. Additionally, Devtec will pay Aurora a 5% royalty from the start of production.

Effective as of October 11, 2011, the Company’s board of directors granted 4,200,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of October 11, 2011, with an exercise price of $0.12 per share. The term of these Options is five years. The Options are exercisable at any time from the grant date up to and including the 10th day of October, 2016.

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

Săo Joăo – Samba Minerals farm in agreement

In May 2008 we signed an agreement with Samba Minerals Limited (“Samba”), which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Săo Joăo project by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, we will immediately transfer an 80% participation interest in the property to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing us 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to us all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Săo Joăo project. A feasibility study has not been completed as of November 18, 2011 and thus no joint venture has been formed as of that date.

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

Option Agreement

The Săo Joăo Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows us to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Săo Joăo property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the Săo Joăo mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); December 5, 2008 – USD $40.000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 2009 to March 31, 2011 paid by Samba Minerals Limited as part of the agreement with them as discussed in the Săo Joăo – Samba Minerals farm in agreement above); July 30, 2011 – USD $950,000 (has not been paid as of November 18, 2011). The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and we will be free of any and all payment commitments yet to be due.

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

Comandante Araras - Samba Minerals farm in agreement

In May 2008 we signed an agreement with Samba, which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Comandante Araras projects by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, we will immediately transfer an 80% participation interest to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing us 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to us all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Comandante Araras project. A feasibility study has not been completed as of November 18, 2011 and thus no joint venture has been formed as of that date.

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

(D)               Results of Operations

Three and nine months ended September 30, 2011 (Fiscal 2011) versus three and nine months ended September 30, 2010 (Fiscal 2010)

Revenues and net loss - The Company has yet to generate any revenues or establish any history of profitable operations. For the three and nine month periods ended September 30, 2011, we recorded a net loss of $446,985 (fiscal 2010 net loss - $790,348), and $3,782,688 (fiscal 2010 net loss - $1,720,889) respectively, or $(0.00) [fiscal 2010 – $(0.01)] and $(0.04) [fiscal 2010 – $(0.02)] per share.

Expenses – Our general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. For the three and nine months ended September 30, 2011 we recorded General and Administrative expenses of $178,709 (fiscal 2010 - $585,506) and $763,873 (fiscal 2010 - $1,283,327). Administrative costs were lower in fiscal 2011 as a result of cut backs in administrative expenses. For the three and nine month periods this amount includes, professional fees - accounting $10,952 (fiscal 2010 - $6,187) and $78,554 (fiscal 2010 - $97,868)  respectively, and legal $14,267 (fiscal 2010 - $39,059) and $110,644 (fiscal 2010 - $277,503) . The majority of the legal costs incurred during fiscal 2010 relate to the Global Asset Purchase Agreement.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the three and nine months ended September 30, 2011 we recorded exploration expenses of $23,055 (fiscal 2010 - $204,842) and $261,304 (fiscal 2010 - $437,562) respectively. The following is a breakdown of the exploration expenses by property: Colorado, $4,523 (2010 – $200,181) and $221,297 (2010 - $337,635) respectively; Brazil $18,532 (2010 – $4,661) and $37,426 (2010 - $97,572) respectively; and Canada, Kumealon property $Nil (2009 - $Nil) and $2,581 (2010 - $2,355) respectively.

Depreciation expense – Depreciation expenses charged to operations for nine months ended September 30, 2011 were $22,001 (fiscal 2010 - $10,962) respectively.

Sale of AGC -                                On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC, which owns certain properties in Boulder, Colorado (see note 3(b) for a discussion of the specific assets purchased by AGC in June 2010), to Devtec for a total of $2 million, plus royalty. Under the terms of the agreement, Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the nine month anniversary of the payment of the first $1 million. Additionally, Devtec will pay the Company a 5% royalty from the start of production.

The Company is unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there is uncertainty as to whether the purchase price will be collected. Further, the collection of any purchase price is also contingent on the outcome of the court case described in note 3(b). Given these factors, collection of the purchase price is not considered reasonably possible at the time of these consolidated financial statements given the current uncertain status of exploration work on the Boulder, Colorado properties and the uncertainties of the related legal action and thus no purchase price has been recorded as of September 30, 2011. Once collection of the purchase price becomes assured and the aforementioned uncertainties resolved, the purchase price will be recorded in the Consolidated Statements of Operations. Therefore, the Company is recognizing a loss on the sale of its subsidiary of $2,757,511 for the nine months ended September 30, 2011, which represents the net book value of the assets transferred to Devtec on June 14, 2011 (no liabilities were assumed by Devtec) as follows:

Reclamation bonds	$245,221
Buildings and equipment	753,605
Participating interest in mineral property	1,758,685
$2,757,511

Subsequent to the sale of AGC, the Company determined it would not retain ownership to the reclamation bonds asset associated with the properties. A loss of $245,221, the carrying value of the bonds, was recorded during the three months ended September 30, 2011. The disclosed total loss from the sale of AGC was adjusted to include the loss on the disposition of the reclamation bonds.

Capital Resources and Liquidity

September 30, 2011 versus December 31, 2010:

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

At September 30, 2011, we had cash of $93,302 (December 31, 2010 - $579,191) and working capital deficiency of $496,024 (working capital at December 31, 2010 – $227,326). Total liabilities as of September 30, 2011 were $615,977 (December 31, 2010 - $372,019).

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

In September 2011, 1,671,000 shares were issued to an individual for cash at $0.10 per share. The shares were issued to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In September 2011, 150,000 shares were issued to a company for services rendered at $0.16 per share. The shares were issued to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

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

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $986,424 from operating activities in 2011 through September 30. We require additional funds to meet our obligations and maintain our operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2011 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Nine months ended September 30, 2011 versus nine months ended September 30, 2010:

Operating activities: We used cash of $986,424 for the nine months ended September 30, 2011 (September 30, 2010 - $2,000,410). The following is a breakdown of cash used for operating activities, aside from the net losses in each period: Depreciation and amortization of $22,001 (September 30, 2010 - $10,962). A loss of $2,757,511 was recorded on the sale of AGC. Changes in prepaid expenses and other assets resulted in a decrease in cash of $7,016 (decrease in cash September 30, 2010 - $30,575). Changes in accounts payable and accrued expenses (including related party) resulted in a decrease in cash of $732 (decrease in cash September 30, 2010 - $469,908).

Investing Activities: During the nine months ended September 30, 2011, $80,000 of the financial warranty with respect to the Colorado Mined Land Reclamation bonds was returned to us. During the nine months ended September 30, 2010, $500,000 was spent acquiring the Front Range Gold joint venture property and related buildings and equipment in Boulder, Colorado, USA, $17,800 on equipment and $245,213 was spent on Mined Land Reclamation Bonds with the State of Colorado and the Front Range Project joint venture.

Financing Activities: We intend to finance our activities by raising capital through the equity markets. In October 2011, the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's  securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of (i) one (1) share of our common stock, $0.001 par value per share; and (ii)one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of our common stock at a price of $0.20 for a period of two years commencing on November 1, 2011 through October 31, 2013. The Units will be sold by our Chief Executive Officer and President. To date, no funds have been obtained from this offering.

During the nine months ended September 30, 2011 the Company received funds from advances from individuals and a company, totaling $257,000, that were non-interest bearing, were due on demand and were unsecured.

During the nine months ended September 30, 2010, two loans payable were repaid at $250,000 each and two advances payable received during the year ended December 31, 2009 were repaid at $50,000 each.

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

Share Capital

At November 18, 2011, we had:

•	Authorized share capital of 300,000,000 (September 30, 2011 – 300,000,000) common shares with par value of $0.001 each.
•	90,974,868 common shares were issued and outstanding (September 30, 2011 – 90,974,868, December 31, 2010 - 88,703,868).
•
5,900,000 stock options outstanding under our incentive stock option plan. The stock options are exercisable at prices ranging from $0.12 to $0.26 per share, with expiry dates ranging from August 6, 2012 to October 10, 2016. If the holders were to acquire all 5,900,000 shares issuable upon the exercise of all incentive stock options outstanding, we would receive an additional $946,000.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes during the nine months ended September 30, 2011 and the subsequent period to November 18, 2011.

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at September 30, 2011 and the subsequent period to November 18, 2011, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements.

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

Other than as disclosed below, during the nine month period ended September 30, 2011, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the nine months ended September 30, 2011 to which we are a party except as follows:

During the three and nine month period ended September 30, 2011, consulting fees of $36,083 (2010 - $96,842) and$191,742 (2010 - $250,723), respectively were incurred to directors and officers of the Company. Thetransactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable - related party at September 30, 2011 is $28,886 (December 31, 2010 - $17,264) payable to an officer/director and another director of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

Our exploration work program for the remainder of 2011 and through 2012 will focus on the Brazilian properties. In Brazil we intend to follow up results from previous work on the Sao Domingo property which resulted in 130,000 ounces of mineralized material, by exploration of the geophysical anomaly west of the current mineralized area. This work will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

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

After reviewing the geology and grade continuity from 2006 drilling on the Mineralized material at the Sao Domingos- Fofoca project, we initiated further drilling during July 2007 to test target extensions of the current mineralized material as well as to infill current drilling to increase the confidence levels. A resource estimate has been completed, by a third party consultant, for the Fofoca target on the Săo Domingo’s Property. We have calculated a body of mineralized material to Guide 7 standards in accordance with the JORC Code. The JORC resource is currently estimated at 130,000 ounces at 2.0 g/t calculated on a 0.5 g/t cut off.

Currently the mineralized material still remains open along strike in both directions and at depth. We will continue to evaluate the potential, and are confident that Fofoca could evolve along strike and link up with other noted targets further along strike

In 2012, we will continue to follow up exploration results on the Fofoca area and plan to initiate further exploration programs on other areas of the Sao Domingos property. It is anticipated that we will drill a series of holes within the Fofoca area for engineering and metallurgical test work as well as to test for depth extensions of the known mineralization. Other exploration on the Săo Domingos property areas will involve further mapping of the outcrop geology and sampling soils and scree from shafts of previous workers in order to confirm lithologies and structural trends noted from drilling and published government maps. Currently, four anomalous areas on the Sao Domingos property have been identified from soil and rock chip sampling, at Atacadao, Esmeril, Fofoca and Cachoeira, and we plan to conduct further investigation.

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

We are not planning to do any exploration work on the British Columbia Kumealon limestone property in 2012.

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

Item 4.                  Controls and Procedures

(a)
Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of September 30, 2011, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

(b)
Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of September 30, 2011, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

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

In September 2011, 1,671,000 shares were issued to an individual for cash at $0.10 per share. The shares were issued to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In September 2011, 150,000 shares were issued to a company for services rendered at $0.16 per share. The shares were issued to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

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

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: November 18, 2011
By: Lars Pearl
Title: Chief Executive Officer and President, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director

/s/ Agustin Gomez de Segura	Dated: November 18, 2011
By: Agustin Gomez de Segura, Director