Form 10-K/A
period 2010-12-31
AURORA GOLD CORP
filed 2011-12-15
CIK 1037049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number                0-24393

AURORA GOLD CORPORATION
(Exact Name of registrant as specified in its charter)

Delaware	13-3945947
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Baarerstrasse 10, 1st Floor, Zug, Switzerland	6300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(+41) 7887-96966

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.001 per share	OTCQB
Title of each class	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated Filer: ☐
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.$34,810,363 as of June 30, 2010.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,703,868 shares of Common Stock were outstanding as of April 15, 2011.

Documents incorporated by reference: None.

Explanatory Note

This Amendment No. 1 (the “Amendment”) to Aurora Gold Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011, File Number 000-24393 (the “Form 10-K”), is being filed in response to a comment letter received by the Company from the Securities and Exchange Commission to address certain portions of the Form 10-K. Other than as set forth in this Amendment, the information contained in the Form 10-K remains unchanged. None of the changes contained in this Amendment had a material affect on the Company’s financial position or the Company’s financial statements contained in the Form 10-K.

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

Tenure

a)           The project covers an area of 33,000 hectare DNPM Process 850.684/06:

Aurora has good title over the mineral rights object of the DNPM Process No. 850.684/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. On September 13th 2006 Aurora submitted to DNPM one Exploration Claim for gold covering an area of 4914.8 ha in the Municipality of Itaituba, State of Pará. According to information obtained such claim was correctly prepared and the required documents are in place.

The above mentioned area is not related to any payments or royalties to third parties since it was claimed by Aurora directly.

b)           DNPM Process 850.782/05:

Aurora has good title over the mineral rights object of the DNPM Process Nos 850.782/05, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. On November 8th 2005 it was submitted to DNPM the Exploration Claim for gold in the Municipality of Itaituba, State of Pará. The Exploration Permit was granted on November 28th 2006 for a 3 (three) years period. The transfer to Aurora was approved on March 24th 2009 and on September 28th 2009 it was requested the renewal of the Exploration Permit.

This area was reduced from 6.756 ha to 5.651,98 ha due to the overlapping with Garimpeira (alluvial) Mining properties held by Mr. Celio Paranhos. However the DNPM´s general attorney in Brasilia agreed with Aurora’s legal thesis and nullified all applications filed by Mr. Paranhos (about to 1.900 applications). Therefore a new Exploration Permit rectifying the previous one was granted on August 20th, 2010 for a 3 (three) years period, for an area of 6.656.20 hectares. The beginning of the activities was properly informed on September 10, 2010.

No payments or royalties are due regarding the DNPM Process 850.782/05 since it was acquired through a permutation agreement with Altoro Mineração Ltda. The Annual Fee per Hectare for the first year of the new Exploration Permit has been properly paid and the TAH for the second renewal year shall be paid until January 31, 2012 in the current amount of R$ 14.843.83 according to DNPM’s Ordinance no. 691/2011.

c)           DNPM Process 850.400/07:

Aurora has good title over the mineral rights object of the DNPM Process Nos. 850.400/07, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba and Trairão, State of Pará. On June 8, 2007, it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on July 9, 2008, for a 3 (three) years period covering an area of 9832.26 ha, and it is valid until July 9, 2011, renewable for three additional years.

The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

d)           DNPM Processes 850.012/06 and 850.013/06:

The tenements are held by Mr. Antonio Oliveira Ferreira and were submitted to DNPM on January 19, 2006. The tenements and are located at Itaituba, state of Pará and are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes, but the area was blocked since it is inside a Garimpeira Reserve.

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

Location and access

The São João property is located in the central portion of the Southern Tapajos basin and is accessed by light aircraft from the regional centre of Itaituba. Access is also possible by unsealed roads linking up to the Transgarimpeiro highway and by a purpose cut heavy vehicle access track linking São João to the exploration centre at the primary project at São Domingo.

Tenure - Săo Joăo Project - DNPM Processes 851.533/94 to 851.592/94 inclusive:

We have good title over the mineral rights which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The Săo Joăo mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The Săo Joăo mineral rights comprise 60 Applications for Alluvial Mine of 50 hectares each which were presented to DNPM on May 16, 1994. On August 30, 2006 the previous holder of the Applications applied for the conversion of the Applications to Exploration Permits. When the conversion request is approved by the Authorities, the previous holder will be granted the Exploration Permit for an area of 3000 ha. The assignment of the Săo Joăo mineral rights to Aurora can only be done after the approval of the Applications and the actual granting of an Exploration Permit to the previous Holder.

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

Comandante Araras - Samba Minerals Farm In Agreement

In May 2008, we signed an agreement with Samba, which was subsequently amended in August 2008, whereby Samba can earn up to an 80% participating interest in the Comandante Araras projects by funding exploration expenditures to completion of a feasibility study on the property. Upon completion of a feasibility study, we will immediately transfer an 80% participation interest to Samba and enter into a formal joint venture agreement to govern the development and production of minerals from the property. Samba can terminate its participation by providing us 30 days notice in writing. Upon withdrawal from its participation, Samba would forfeit to us all of its rights in relation to the project and would be free of any and all payment commitments yet to be due. Samba will be the manager of the Comandante Araras project. A feasibility study has not been completed as of April 15, 2011 and thus no joint venture has been formed as of that date.

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

Tenure - Comandante Araras Project - DNPM Processes 853.785/93 to 853.839/93 inclusive:

We have good title over the mineral rights which were granted by the Brazilian Department of Mines (Departamento Nacional de Produçăo Mineral – “DNPM”) as DNPM Process numbers 853.785/93 to 853.839/93 and which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The Comandante Araras mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The Comandante Arara mineral rights comprise 55 Applications for Alluvial Mine of 50 hectares each and the Applications for the rights were presented to DNPM on October 5, 1993. The conversion to Exploration Permits was applied on December 11, 2008, and has not been analyzed yet, so that the Exploration Permit will be granted only after this analysis. The assignment of the Comandante Araras mineral rights to Aurora can only be done after the approval for the conversion of the Applications and the actual granting of an Exploration Permit to the previous Holder.

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

British Columbia, Canada

Kumealon

Location and Access

The Kumealon claim, tenure No. 367630 is registered to Aurora Gold Corporation. During the year ended December 31, 2010, we incurred exploration expenditures totalling US$2,355 (2009 - US$2,017) on the Kumealon property, which was charged to operations.

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

Boulder Colorado, USA

The Gold Hill property

By Agreement dated June 1, 2010, we completed our acquisition of:

•      Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Gold Hill property;

•      the Gold Hill property assets of Mount Royale Ventures, LLC., which include a permitted mill and mining equipment; and,
•      a 50% equity interest in the Black Cloud Mine Claim Group, tenements located within the Gold Hill property.

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

Item 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)           General

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide. We were incorporated under the laws of the State of Delaware on October 10, 1995, under the name “Chefs Acquisition Corp.” We conduct our exploration and property acquisition activities through our head office which is located at is located at C/- Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland. The telephone number is (+41) 7887-96966. We also maintain an office in Brazil at Av. Jornalista Ricardo Marinho, 360, sala 113, Ed. Cosmopolitan, Barra da Tijuca, Rio de Janeiro, CEP 22631-350 and in Denver, Colorado at 4450 Arapahoe Ave, Suite 100, Boulder, Colorado 80303.

We had no revenues during fiscal 2010 and 2009. Funds raised in fiscal 2010 and 2009 were used for exploration of our properties and general administration.

(B)           Results of Operations

Year Ended December 31, 2010 (Fiscal 2010) versus Year Ended December 31, 2009 (Fiscal 2009)

Revenues-We have yet to generate any revenues or establish any history of profitable operations. For the year ended December 31, 2010, we recorded a net loss of $2,302,083 (2009 net loss - $1,779,477), respectively, or $(0.03) [2009 – $(0.03)] per share, respectively.

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

Capital Resources and Liquidity

December 31, 2010 versus December 31, 2009:

Recent developments in capital markets have restricted access to debt and equity financing for many companies. Our exploration properties are in the exploration stage, have not commenced commercial production and consequently have no history of earnings or cash flow from its operations. As a result, we are reviewing our 2011 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

We currently finance our activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to us at the times and in the amounts required to fund our activities. There are many conditions beyond our control which have a direct bearing on the level of investor interest in the purchase of our securities. We may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, however, there is no assurance that any such activity will generate funds that will be available for operations. Debt financing has been used to fund our property acquisitions and exploration activities and our general corporate activities; however, we have no current plans to use debt financing. We do not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. We have no agreements or understandings with any person as to additional financing.

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

In June 2010, pursuant to an Asset Purchase Agreement, we issued 5 million shares of our common stock, which had a market value of $0.40 per share, paid $600,000 in cash, of which $100,000 was paid in November 2009 on signing the Letter Agreement, and acquired: (i) Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd. and the property owners of the Front Range Gold JV property; (ii) the Front Range Gold property assets of Mount Royale Ventures, LLC., which include a permitted mill, permitted to 70,000 tons per year, and the associated mining equipment; and, (iii) a 50% equity interest in the Black Cloud Mine Claim Group tenements, located within the Front Range Gold property. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

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

Dividends

We have neither declared nor paid any dividends on our common stock. We intend to retain our earnings to finance growth and expand our operations and do not anticipate paying any dividends on our common stock in the foreseeable future.

Asset-Backed Commercial Paper

We do not have any asset-backed commercial paper.

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

We operate in the United States (primarily Colorado) and outside of the United States of America (primarily in Brazil and Canada) and are exposed to foreign currency risk due to the fluctuation between the currency in which we operate in and the U.S. dollar.

Share Capital

At April 15, 2011, we had:

a)	Authorized share capital of 300,000,000 (December 31, 2010 – 300,000,000; December 31, 2009 – 100,000,000) common shares with par value of $0.001 each.
b)	88,703,868 common shares were issued and outstanding as at April 15, 2011(December 31, 2010 – 88,703,868; December 31, 2009 – 68,408,522).
c)
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

Off-balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements or contractual obligations at December 31, 2010, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our consolidated financial statements. In March 2011, AGC Resources LLC (“AGC”) executed a lease agreement with Sweeney Mining and Milling Corporation for the rights to a one eighth (1/8th) fully paid share in the Anderson Ditch Company. The lease agreement is for the term of five (5) years. This lease provides one of the water rights that are critical to AGC's water augmentation plan and overall plan of operations.

Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in Note 2 to our December 31, 2010, consolidated financial statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.
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

Depreciation for non-mining equipment is provided over the following useful lives:

d)	Vehicles	10 years
e)	Office equipment, furniture and fixtures	2 to 10 years

We review the carrying values of our buildings and equipment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. An impairment is considered to exist if total estimated future cash flows, or probability-weighted cash flows on an undiscounted basis, are less than the carrying value of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows associated with values beyond proven and probable reserves and resources. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable future cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular property for which there is identifiable cash flows. Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method.

We account for our mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized. All sales and option proceeds received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

           Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2010 and 2009, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

We review the carrying values of our mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by us and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value.

The recoverability of the amounts recorded for mineral properties is dependent on the confirmation of economically recoverable reserves, confirmation of our interest in the underlying mineral claims, our ability to obtain the necessary financing to successfully complete their development and the attainment of future profitable operations or proceeds from disposition.

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

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During year ended December 31, 2010, consulting fees of $339,591 (2009 - $86,380), respectively were incurred to our directors and officers. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable - related party at December 31, 2010 is $17,264 (December 31, 2009 - $127,813) payable to one of our officers and directors for consulting fees and various expenses incurred on behalf of the Company.

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

Exploration Past, Present and Plans for Next Twelve Months

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

Our exploration work program for the remainder of 2011 will focus on both the Brazilian properties and our Colorado property. In Brazil we intend to follow up results from previous work on the Sao Domingo property which resulted anomalous areas of gold mineralisation, by exploration of the geophysical anomaly west of the current mineralized area. This work will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.
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

Work conducted both on a regional and prospect scale since 2006 has included mapping, rock chip sampling, a large scale soil geochemical sampling grid, ground-based geophysical testing, partial trenching over the vein systems and sub-surface drill testing of several prospect areas at Fofoca, Esmeril, Santa Isabel and Atacadão, which are all located on the Săo Domingos property.

The Fofoca Prospect (“Fofoca”) is the primary area of interest that has been identified to date. Hydrothermal alternation observed at Fofoca and surrounding prospects is considered characteristic of epithermal style mineralization systems in the region. Fofoca has been interpreted as a multiple lode gold system, with lodes that are shear hosted in granite country rocks and strike approximately east-west dipping moderately to the south. Gold mineralization is associated with quartz veining which hosts various sulphides, including pyrite, arsenopyrite, galena and chalcopyrite. Fofoca has over 580 metres of potential strike with typical breccia vein widths of over one metre dipping at around 80 degrees south. Thicknesses of approximately 20 metres of quartz stockwork have been seen in drill core in the central parts of deposit caused by post-mineralization brittle faulting.

Exploration work completed at Fofoca in 2006 included logging of six trenches over anomalous quartz veins, followed by a 17 hole, HQ/NQ drill program (2,606 metres) to test the trenches at depth. Drilled to a maximum depth of 185 metres, with an average depth of 153 metres, the drilling returned several high grade, thin intercepts of auriferous quartz veins.

A second HQ/NQ drilling campaign (FOF-18 and 19) started in mid-2007 in which two holes were drilled into Fofoca. This program targeted down dip extensions, with drill hole 18 descending to 250 metres, but only encountered small stockwork vein systems. Generally the drill holes encountered thin hydrothermally brecciated, vuggy, sulphidic quartz veins with alterations ranging from argillic through to potassic (possible overprinting) which is typical for this style of mineralisation. No metallurgical test work was undertaken.

Based on mapping, sampling, trenching and ground-based IP surveys, the Fofoca structure appears to continue to the west, being displaced by late stage faulting to the north. This structural trend is believed to link Fofoca with the Cachoeirinha (Fofoca West) area, providing the potential to add significantly to currently outlined resources. No drilling has been conducted on Fofoca West. We will continue to evaluate the potential of the São Domingós Project and will work to determine whether the Fofoca could evolve along strike and link up with other noted targets further along strike. Further drilling (5,000 metres) trenching and geophysics is planned to further assess the São Domingós Project.

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

PART IV

Item 15.                Exhibits and Financial Statement Schedules

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

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: December 15, 2011
By: Lars Pearl
Title: Chief Executive Officer and President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

/s/ Agustin Gomez de Segura	Dated: December 15, 2011
By: Agustin Gomez de Segura, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: December 15, 2011
By: Lars Pearl
Title: Chief Executive Officer and President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

/s/ Agustin Gomez de Segura	Dated: December 15, 2011
By: Agustin Gomez de Segura, Director