Form 10-K
period 2011-12-31
AURORA GOLD CORP
filed 2012-03-23
CIK 1037049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number                0-24393

AURORA GOLD CORPORATION

(Exact Name of registrant as specified in its charter)

Delaware	13-3945947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
C/- Coresco AG, Level 3, Gotthardstrasse 20, Zug, 6304 Switzerland	6304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+41) 7887-96966

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share	OTCQB
Title of each class	Name of each exchange on which registered

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

$16,717,391 as of June 30, 2011 ($34,810,363 as of June 30, 2010).

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 109,912,589 shares of Common Stock were outstanding as of March 16, 2012.

Documents incorporated by reference:  None.

PART I

This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. “Business,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8. “Financial Statements and Supplementary Data” and Item. 13 “Certain Relationships, Related Transactions and Director Independence”.

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

Item 1. Business

Business Development

The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp." Initially formed for the purpose of engaging in the food preparation business, the Company redirected business efforts in late 1995 following a change of control, which occurred on October 30, 1995, to the acquisition, exploration and development of mineral resource properties. The Company name changed to “Aurora Gold Corporation” on August 20, 1996 to more fully reflect the resource exploration business activities.

The general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations and the recoverability of minerals is dependent upon the existence of economically recoverable mineral reserves, confirmation of interest in the underlying properties and ability to obtain necessary financing to complete the development and future profitable production.

Since 1996 the Company acquired and disposed of a number of properties. The Company has not been successful in any exploration efforts to establish reserves on any of the properties owned by or in which the Company holds an interest.

The Company currently has an interest in a strategic land package of eleven (11) properties none of which contain any reserves. Please refer to “Description of Properties.” The Company has no revenues, has sustained losses since inception and has been issued an opinion by the auditors expressing substantial doubt about our ability to continue as a going concern. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

Principal Products and Markets

The Company is a junior mineral exploration company. During the Fiscal Year 2011 the Company reconstituted the board of directors and appointed a Chief Financial Officer. Management and the board reviewed and clarified the strategic objectives of the Company to concentrate efforts on existing operations where infrastructure already exists, properties presently being developed or in advanced stages of exploration that have potential for additional discoveries and grass-roots exploration opportunities. The Company is currently concentrating property exploration activities in Brazil. The board has terminated several agreements for mineral property rights during Fiscal 2011 (or subsequent year end) with a view to consolidate and concentrate on the strategic land package of assets located in the Tapajos Region of Brazil.

The Company is also examining data relating to the potential acquisition of other exploration properties in South America.

The properties are in the exploration stage only and without a known body of mineral reserves. Development of the properties will only follow if satisfactory exploration results are obtained. Mineral exploration and development involve a high degree of risk and few properties explored are ultimately developed into producing mines. There is no assurance that mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of operations will be, in part, directly related to the cost and success of exploration programs, which may be affected by a number of factors. Please refer to “Item 1A. Risk Factors”

Significant Developments in Fiscal 2011 and Subsequent Events to March 16, 2012

The Company is a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp."

The Company has no revenues, has sustained losses since inception, has been issued an opinion expressing substantial doubt about our ability to continue as a going concern by the auditors and relies upon the sale of securities to fund operations. The Company will not generate revenues even if any of exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities. Funds raised in fiscal years 2011 and 2010 were used for exploration of properties, payment for the Asset Purchase Agreement (for the Boulder, Colorado property) and general administration.

During 2011 and 2010 through March 16, 2012 the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

The Company has calculated a body of mineralized material to Guide 7 standards calculated in accordance with the Australasian Joint Ore Reserves Committee (the “JORC”) code for reporting of Mineral Resources and Ore Reserves (the “JORC Code”). The JORC resource is currently estimated at 130,000 ounces at 2.0 g/t calculated on a 0.5 g/t cut off. This mineralized material is located on the Săo Domingos property discussed below. The rest of the Brazil properties are in the preliminary exploration stage and do not contain any known bodies of ore.

In Brazil, Aurora has eleven (11) properties within the Tapajos Gold Province. The Exploration licence areas are divided into 2 groups, the Săo Domingos and the Sao Joao areas. The Company has conducted exploration activities on all our properties and have ranked the properties in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on the properties if further exploration work is not warranted. A summary of these properties approved by the Department of National Production Minerals (DNPM) is set out below. For further detail on these properties refer to “Mining and Exploration Properties”.

a)	DNPM Process 850.684/06 4,914.18 ha
b)	DNPM Process 850.782/05 6,656.20 ha
c)	DNPM Processes 850.012/06 and 850.013/06; 1128.08 ha and 750.55 ha respectively
d)	DNPM Process 850.119/06 1,068.72 ha
e)	DNPM Process 859.587/95 5,000.00 ha
f)	DNPM Process 853.785/93 to 853.839/93; 2,747.22 ha
g)	DNPM Process 851.533/94 to 851.592/94; 2,687.66 ha
h)	DNPM Process 850.14/06 and 850.581/06 and 850.256/07; 421.45 ha, 4276.03 ha and 4,036.00 ha respectively

Săo Joăo – Samba Minerals farm in agreement (terminated October 17, 2011)

On October 17, 2011 the Company terminated this licence and Option Agreement by providing written notice to Samba. The Company is free of all and any future payment commitments. The interest in the properties will be formally relinquished in fiscal 2012.

Comandante Araras – Samba Minerals farm in agreement (terminated October 17, 2011)

On October 17, 2011 the Company terminated this licence and Option Agreement by providing written notice to Samba. The Company is free of all and any future payment commitments. The interest in the properties will be formally relinquished in fiscal 2012.

British Columbia, Canada – Kumealon (subsequent event – relinquished January 20, 2012)

In February 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometers (741 acres) located on the north shore of Kumealon Inlet, 54 kilometers south-southeast of Prince Rupert, British Columbia, Canada. This property is highlighted by consistence of purity and whiteness of the limestone zone outcropping along the southwest shore of Kumealon Lagoon. The zone is comprised mostly of white, recrystallized, fine to course grained limestone, striking 150 degrees and can be traced for at least 1200 meters. The zone is estimated to have an average stratigraphic thickness of 180 meters. Chip samples taken across the zone averaged 55.06% CaO, 2.11% insolubles and 43.51% ignition loss. This property has no known reserves. During this period the Company conducted only preliminary exploration activities on these properties.

On January 20, 2012 the Company relinquished this licence.

AGC Resources LLC (Boulder, Colorado Property) – Disposed June 14, 2011

On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC, which owns certain properties in Boulder, Colorado (see note 3(c) for a discussion of the specific assets purchased by AGC in June 2010), to Devtec for a total of $2 million, plus royalty. Under the terms of the agreement, Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the nine month anniversary of the payment of the first $1 million. Additionally, Devtec will pay the Company a 5% royalty from the start of production.

The Company is unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there is uncertainty as to whether the purchase price will be collected. Further, the collection of any purchase price is also contingent on the outcome of the court case described in Note 3(c). Given these factors, collection of the purchase price is not considered reasonably possible at the time of this report given the current uncertain status of exploration work on the Boulder, Colorado properties and the uncertainties of the related legal action and thus no purchase price has been recorded. Once collection of the purchase price becomes assured and the aforementioned uncertainties resolved, the purchase price will be recorded.

Therefore, the Company recognized a loss on the sale of its subsidiary of $2,757,511 during the year ended December 31, 2011, which represents the net book value of the assets transferred to Devtec on June 14, 2011 (no liabilities were assumed by Devtec) as follows:

Reclamation bonds	$245,221
Buildings and equipment	$753,605
Participating interest in mineral property	$1,758,685
Total	$2,757,511

Expenditure

For fiscal years ended December 31, 2011 and 2010 the Company recorded exploration expenses of $307,613 and $644,313 respectively.

Financing

On December 20, 2011, the Company entered into subscription agreements for 8,000,000 shares of common stock at a purchase price of $0.04 per share for a gross aggregate price of $320,000. Attached to each unit of common stock is one (1) series A stock purchase warrant. Each full Series A warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.08 per share for a period of eighteen months commencing on December 20, 2011 and expiring on June 20, 2013. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person, as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $25,600.

On December 15, 2011, the Company entered into debt settlement agreements with creditors and related parties in consideration for the issue of the Company’s common stock at a per share price of $0.02 per share. $218,754 was settled for 10,937,721 shares of common stock.

During the year the Company received funds from advances from individuals and a company, totalling $257,000, that were non-interest bearing, were due on demand and were unsecured. As at the end of the year this total amount was reduced to $137,000 due to $120,000 of this advance being converted to common stock for settlement of this indebtedness in December 2011 at $0.04 per share.

In September 2011, 1,671,000 shares were issued to an individual for cash at $0.10 per share. In September 2011, 150,000 shares were issued to a company for services rendered at $0.16 per share.

In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non cash finder’s fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. The shares were issued in May 2011. All shares issued were to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

During the period January 1 to December 31, 2010, the Company received cash of $3,895,000 from a private placement of 12,983,335 common shares at $0.30 per share, paid non cash finder’s fees of 1,126,111 shares in connection with the private placement, issued 685,900 shares in settlement of indebtedness and expenses amounting to $205,770 and paid a non cash finder’s fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the USA. The issuance of the shares were exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S. Furthermore during 2010, two loans payable were repaid at $250,000 each and two advances payable received during the year ended December 31, 2009 were repaid at $50,000 each

Exploration Activities

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland. The telephone number is (+41) 7887-96966. These offices are provided to the Company on a month to month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

The Company is a junior mineral exploration company. During the Fiscal Year 2011 the Company reconstituted the board of directors and appointed a Chief Financial Officer. Management and the board reviewed and clarified the strategic objectives of the Company to concentrate efforts on existing operations where infrastructure already exists, properties presently being developed or in advanced stages of exploration that have potential for additional discoveries and grass-roots exploration opportunities. The Company is currently concentrating property exploration activities in Brazil. The board has terminated several agreements for mineral property rights during Fiscal 2011 (or subsequent year end) with a view to consolidate and concentrate on the strategic land package of assets located in the Tapajos Region of Brazil.

The properties are in the exploration stage only and without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the operations will be, in part, directly related to the cost and success of the exploration programs, which may be affected by a number of factors.

In Brazil, Aurora has six (6) exploration licenses within the Tapajos Gold Province. The Exploration licence areas are divided into 2 groups, the Săo Domingos and the Sao Joao areas.

Distribution Methods of Products and Services

The Company is a mineral exploration company and is not in the business of distributing any products or services.

Status of Any Publicly Announced New Product or Service

The Company has no plans for new products or services not already offered.

Competitive Business Conditions and Competitive Position in the Industry and Methods of Competition

Vast areas of Brazil have been explored and in some cases staked through mineral exploration programs. Vast areas also remain unexplored.  The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest.  Additionally, in many more prospective areas, extensive literature is readily available with respect to previous exploration activities.  These facts make it possible for a junior mineral exploration company such as Aurora to be very competitive with other similar companies. The Company is also competitive with senior companies who are doing grass roots exploration. In the event exploration activities uncover prospective mineral showings, the Company anticipates being able to attract the interest of better financed industry partners to assist on a joint venture basis in more extensive exploration. The Company is at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on claims which held or that may be held in the future.  If the Company is unable to raise capital to pay for extensive claim exploration, the Company will be required to enter into joint ventures with industry partners that will result in the interest in the claims being substantially diluted.

Management of the Company remains committed to building a portfolio of mineral exploration properties principally through their own efforts. The Company is a small entity in a large competitive industry with many other junior exploration companies evaluating and re-evaluating prospective mineral properties in Brazil.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

As a mineral exploration company, the Company does not require sources of raw materials and does not have principal suppliers in the way which applies to manufacturing companies.  The raw materials are, in effect, mineral exploration properties staked or acquired from third parties. The management team seeks to assemble a portfolio of quality mineral exploration properties in Brazil and elsewhere in South America, and continues to review any properties, worldwide, that may fall within the scope of the management and technical teams’ expertise. Initially, the Company operates in the field with the president and various consultants on an as needed basis.  This enables the Company to assemble a portfolio of properties through grass roots exploration and staking.  The Company will also acquire new properties via option agreements when new properties can be acquired on favorable terms.

Dependence on One or a Few Major Customers

The Company is in the business of mineral exploration.  The Company does not sell any product or service and therefore has no dependence on one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

The Company does not own any patents or trademarks.  The Company is not party to any labor agreements or contracts.  Licenses, franchises, concessions and royalty agreements are not part of the business.

Need for any government approval of principal products or services

As a mineral exploration company, the business does not require extensive government approvals for principal products or services.  The Department National Production Minerals (DNPM) of Brazil outlines and governs the work that can be done on mining claims in Brazil.

In the event mining claims acquire in the future prove to host viable ore bodies, the Company would likely sell or lease the deposit to a company whose business is the extraction and treatment of ore. This company would undertake the sale of metals or concentrates and pay us a net smelter royalty as specified in a future lease agreement.  All responsibility for government approvals pertaining to mining methods, environmental impacts and reclamation would be the responsibility of this contractor.  All costs to obtain the necessary government approvals would be factored into technical and viability studies in advance of a decision being made to proceed with development of an ore body.

The mining industry in Brazil is highly regulated.  The president and various consultants have extensive industry experience and are familiar with government regulations respecting the initial acquisition and early exploration of mining claims in Brazil and many other countries in South America, Australia, Africa and the former Soviet Union. The Company is required under law to meet government standards relating to the protection of land and waterways, safe work practices and road construction. The Company is unaware of any proposed or probable government regulations that would have a negative impact on the mining industry in Brazil. The Company proposes to adhere strictly to the regulatory framework which governs mining operations in Brazil.

Effect of existing or probable governmental regulations on the business

Management is unaware of any existing or probable government regulations which would have a positive or negative impact on the Company.

Costs and effects of compliance with environmental laws (federal, state and local)

At the present time, the costs of compliance with environmental laws are minimal.  In the event that claims which may be acquired in the future host a viable ore body, the costs and affects of compliance with environmental laws will be incorporated in the exploration plan for these claims. These exploration plans will be prepared by qualified mining engineers.

Number of total employees and number of full time employees

The Company does not have employees. The Company does appoint contractors and consultants. As of March 16, 2012 the Company had four (4) part time contractors and consultants.

Item 1A. Risk Factors

The Company is an exploration stage company and has incurred substantial losses since inception

The Company has never earned any revenues. In addition, for the period from inception (October 10, 1995) through December 31, 2011 the Company has incurred net losses of $22,400,600 (2010: $17,773,262) and based upon the current plan of operations, the Company expects to incur losses for the foreseeable future.

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high failure rate of such companies. The Company is subject to all of the risks inherent to an exploration stage business enterprise, such as limited capital, no defined mineral deposits on properties, lack of manpower, and possible cost overruns associated with exploration programs. Potential investors must also weigh the likelihood of success in light of any problems, complications, and delays that may be encountered with the exploration of properties.

Because the Company is small and has limited capital, the Company must limit exploration activity. As such the Company may not be able to complete an exploration program that is as thorough as liked. In that event, an existing ore body may go undiscovered. Without an ore body, the Company cannot generate revenues and you will lose your investment.

Our independent registered public accounting firm has modified their audit report related to substantial doubt about the Company’s ability to continue as a going concern, which may hinder ability to obtain future financing

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on the consolidated financial statements as of and for the year ended December 31, 2011. Because the Company has not yet generated revenues from operations the ability to continue as a going concern is currently heavily dependent upon the ability to obtain additional financing to sustain the operations. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. Although the Company has completed several equity financings, the fact that the auditors have issued a “going concern” opinion may hinder the ability to obtain additional financing in the future. Currently, the Company has no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Because the Company does not have any revenues, the Company expects to incur operating losses for the foreseeable future

The Company has never generated revenues and never been profitable. Prior to completing exploration on mineral properties, the Company anticipates increased operating expenses without realizing any revenues. The Company therefore expects to incur significant losses into the foreseeable future. If the Company is unable to generate financing to continue the exploration of properties, the Company will fail and you will lose your entire investment in this offering.

None of the properties in which the Company has an interest or the right to earn an interest has any known reserves

The Company currently has an interest or the right to earn an interest in six (6) properties, none of which have any reserves. Based on exploration activities through the date of this report, the Company does not have sufficient information upon which to assess the ultimate success of exploration efforts. If the Company does not establish reserves the Company may be required to curtail or suspend operations, in which case the market value of the common stock may decline and you may lose all or a portion of your investment.

The Company has only completed the initial stages of exploration of the property and thus have no way to evaluate whether the Company will be able to operate the business successfully. To date, the Company has been involved primarily in organizational activities, acquiring interests in properties and in conducting preliminary exploration of properties. The Company has not earned any revenues and has not achieved profitability as of the date of this Prospectus.

The Company is subject to all the risks inherent to mineral exploration, which may have an adverse affect on business operations

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties planned to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If the Company is unsuccessful in addressing these risks, the business will likely fail and you will lose your entire investment.

The Company is subject to the numerous risks and hazards inherent to the mining industry and resource exploration including, without limitation, interruptions caused by adverse weather conditions, and unforeseen limited sources of supplies resulting in shortages of materials, equipment and availability of experienced manpower. The prices and availability of such equipment, facilities, supplies and manpower may change and have an adverse effect on operations, causing suspension of operations or ceasing activities completely.

It is possible that title for the properties in which the Company has an interest will be challenged by third parties

The Company has not obtained title insurance for the properties. It is possible that the title to the properties in which an interest is held will be challenged or impugned. If such claims are successful, the Company may lose the interest in such properties.

Failure to compete with competitors in mineral exploration for financing, acquiring mining claims, and for qualified managerial and technical employees will cause the business operations to slow down or be suspended

The competition includes large established mineral exploration companies with substantial capabilities and with greater financial and technical mineralized materials than the Company. As a result of this competition, the Company may be unable to acquire additional attractive mining claims or financing on terms considered acceptable. The Company may also compete with other mineral exploration companies in the recruitment and retention of qualified managerial and technical employees. If unable to successfully compete for financing or for qualified employees, the exploration programs may be slowed down or suspended.

Compliance with environmental regulations applicable to operations may adversely affect capital liquidity

All phases of operations in Brazil where the properties are located will be subject to environmental regulations. Environmental legislation in Brazil is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed properties and a heightened degree of responsibility for companies and their officers, directors and employees. It is possible that future changes in environmental regulation will adversely affect operations as compliance will be more burdensome and costly.

The Company has not allocated any money for reclamation of any of the mining claims in Brazil and may be subject to fines if the mining claims are not restored to its original condition upon termination of activities. As part of the Companies environmental awareness, any ground disturbance would be minimised and any mining activity would include a financial allocation towards regeneration of disturbed areas.

The directors may face conflicts of interest in connection with participation in certain ventures because they are directors of other mineral mineralized material companies

Mr Agustin Gomez de Segura, Mr Ross Doyle and Mr Lars Pearl, currently serve as directors, may also be a director of other companies (including mineralized material exploration companies) and, if those other companies participate in ventures in which the Company may participate, the directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. It is possible that due to the directors’ conflicting interests, the Company may be precluded from participating in certain properties that might otherwise have been participated in, or may obtain less favourable terms on certain properties than might have obtained if the directors were not also directors of other participating mineral mineralized materials companies. In an effort to balance their conflicting interests, the directors may approve terms equally favourable to all of their companies as opposed to negotiating terms more favourable to the Company but adverse to their other companies. Additionally, it is possible that the Company may not be afforded certain opportunities to participate in particular properties because those properties are assigned to the directors’ other companies for which the directors may deem the properties to have a greater benefit.

The future performance is dependent on the ability to retain key personnel, loss of which would adversely affect success and growth

The performance is substantially dependent on performance of senior management. In particular, success depends on the continued efforts of Mr Lars Pearl, Mr Agustin Gomez de Segura and Mr Ross Doyle, the loss of which could have a material adverse effect on the business, results of operations and financial condition as potential future revenues would most likely dramatically decline and costs of operations would rise. The Company does not have employment agreements in place with any of officers or our key employees, nor key person insurance covering employees. Ross Doyle’s private company has a services contract with Aurora.

The value and transferability of shares may be adversely impacted by the limited trading market for shares

There is a limited trading market for common stock on the Over the Counter QB. This may make it more difficult for you to sell your stock if you so desire.

The common stock is a penny stock and because "penny stock” rules will apply, you may find it difficult to sell the shares of common stock

The common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that is not listed on a national securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the rule may affect the ability of broker-dealers to sell securities and also may affect the ability of purchasers of stock to sell their shares in the secondary market. It may also cause fewer broker dealers to make a market in stock.

Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stock and you are likely to have difficulty selling your shares.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, Financial Industry Regulatory Authority (the “FINRA”) has adopted rules that require when recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy common stock, which may limit your ability to buy and sell stock and have an adverse effect on the market for shares.

Future sales of shares by us may reduce the value of stock

If required, the Company will seek to raise additional capital through the sale of common stock. Future sales of shares could cause the market price of the common stock to decline and may result in further dilution of the value of the shares owned by stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Office Premises

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland. The telephone number is (+41) 7887-96966. These offices are provided to the Company on a month to month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

Mining and Exploration Properties

During the Fiscal Year 2011 the Company reconstituted the board of directors and appointed a Chief Financial Officer. Management and the board reviewed and clarified the strategic objectives of the Company to concentrate efforts on existing operations where infrastructure already exists, properties presently being developed or in advanced stages of exploration that have potential for additional discoveries and grass-roots exploration opportunities. The Company is currently concentrating property exploration activities in Brazil. The board has terminated several agreements for mineral property rights during Fiscal 2011 (or subsequent year end) with a view to consolidate and concentrate on the strategic land package of assets located in the Tapajos Region of Brazil. The Company has calculated a body of mineralized material to Guide 7 standards calculated in accordance with the Australasian Joint Ore Reserves Committee (the “JORC”) code for reporting of Mineral Resources and Ore Reserves (the “JORC Code”). The JORC resource is currently estimated at 130,000 ounces at 2.0 g/t calculated on a 0.5 g/t cut off. This mineralized material is located on the Săo Domingos property discussed below. The rest of the Brazil properties are in the preliminary exploration stage and do not contain any known bodies of ore.

The Company is also examining data relating to the potential acquisition of other exploration properties in Latin America, South America.

Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that planned production will result in a commercial success, as production is gold price and politically sensitive. Once production has commenced the Company is able to gauge the onward commercial viability of the project. There is no assurance that planned mineral exploration and development activities will result in any further discoveries of commercially viable bodies of mineralization. The long-term profitability of operations will be, in part, directly related to the cost and success of exploration programs, which may be affected by a number of factors. Please refer to “Item1A. Risk Factors.”

The Company currently has an interest in eleven (11) properties located in Tapajos gold province in Para State, Brazil, Colibri and Sao Domingo, and due to their proximity to each other, the 2 properties are jointly called the Sao Domingo project. The Company has conducted exploration activities on the properties and have ranked the properties in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on the properties if further exploration work is not warranted.

Săo Domingos (Brazil)

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

The Săo Domingos property lies in the Tapajos Province of Para State, Brazil It is situated approximately 250 km SE of Itaituba, the regional centre, and includes an area of approximately 33,685 ha. Small aircraft service Itaituba daily and on occasions flights can be sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and ‘wet’ season site access is granted via light aircraft utilizing the local airstrip.

Tenures from the Department of National Production Minerals (DNPM)

a)	DNPM Process 850.684/06

Aurora has good title over the mineral rights which were granted as DNPM Process number 850.684/06 and which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São Domingos mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of Aurora. On September 13, 2006 the Company applied to the DNPM for the conversion of the Application to an Exploration Permit covering and area of 4914.18 hectares. No payments or royalties are due regarding DNPM Process 850.384/06.

b)	DNPM Process 850.782/05

Aurora has good title over the mineral rights object of the DNPM Process No. 850.782/05, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. On November 8, 2005 it was submitted to DNPM the Exploration Claim for gold in the Municipality of Itaituba, State of Pará. The Exploration Permit was granted on November 28, 2006 for a 3 (three) years period. The transfer to Aurora was approved on March 24, 2009 and on September 28, 2009 it was requested the renewal of the Exploration Permit.

This area was reduced from 6,756 ha to 5,651.98 ha due to the overlapping with Garimpeira (alluvial) Mining properties held by Mr. Celio Paranhos. However the DNPM´s general attorney in Brasilia agreed with Aurora’s legal thesis and nullified all applications filed by Mr. Paranhos (about to 1,900 applications).

A new Exploration Permit rectifying the previous one was granted on August 20, 2010 for a 3 (three) years period, for an area of 6,656.20 hectares.

No payments or royalties are due regarding the DNPM Process 850.782/05 since it was acquired through a permutation agreement with Altoro Mineração Ltda.

c)	DNPM Processes 850.012/06 and 850.013/06

The exploration claims were submitted to DNPM on January 19th 2006, for gold covering an area of 1128.08 ha and 750.55 ha respectively, in the Municipality of Itaituba, State of Pará. According to information obtained such claims were correctly prepared and the required documents are in place.

The tenements 850.012/06 and 850.013/06 are held by Mr. Antonio Oliveira Ferreira and were submitted to DNPM on January 19th 2006. The tenements are located at Itaituba, State of Pará and are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes, but the area was blocked since it is inside of a Garimpeira Reserve.

The transfer to Aurora will be submitted after the Exploration Permits are granted.

There are no payments or royalties related to the tenements according to the agreement entered into with the previous owner.

d)	DNPM Process 850.119/06

The exploration claim was submitted to DNPM on March 07th, 2006, for gold covering an area of 1068.72 ha, in the Municipality of Itaituba, State of Pará.

Aurora has good title over the mineral rights object of the DNPM Process No. 850.119/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. The Exploration Permit has not been granted yet.

The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

e)	DNPM Process 859.587/95

The tenement, which is held by Vera Lucia Lopes, is valid and in force, and is free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará. On November 27, 1995, it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on September 15, 2006, for a three year period covering an area of 5,000 ha, and it was valid until September 15, 2009. On July 15, 2009, it was requested the renewal of the Exploration Permit but it hasn’t been analyzed by the DNPM yet. The transfer to Aurora was submitted on November 23, 2006, but it hasn’t been approved yet.

There are no payments or royalties related to the tenements since all payments due under the terms of the agreement entered into with the previous owner have been already made.

f)	DNPM Processes 853.785/93 to 853.839/93 inclusive:

Aurora has good title over the mineral rights object of the DNPM Processes number 853.785/93 to 853.839/93, which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The Comandante Arara Mineral Rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since it has not been granted an Exploration Permit yet. The Comandante Arara Mineral Rights are comprised by 55 Applications for Alluvial Mine of 50 hectares each (2747.22 ha), presented to DNPM on October 05th, 1993. The conversion to the Authorization Regime was applied on December 11st, 2008 and has not been analyzed yet, so that the Exploration Permit will be granted only after this analysis.

g)	São João Project - DNPM Processes 851.533/94 to 851.592/94 inclusive:

On October 17, 2011 the Company terminated this licence and Option Agreement by providing written notice to Samba. The Company is free of all and any future payment commitments. The interest in the properties will be formally relinquished in fiscal 2012.

Aurora has good title over the mineral rights which were granted as DNPM Process numbers 851.533/94 to 851.592/94 inclusive and which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São João mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The São João mineral rights comprise 60 Applications for Alluvial Mine of 50 hectares each (2687.66 ha) which was presented to DNPM on May 16, 1994. On August 30, 2006 the previous holder of the Applications applied for the conversion of the Applications to Exploration Permits. When the conversion request is approved by the Authorities, the previous holder will be granted the Exploration Permit for an area of 3000 ha. The assignment of the São João mineral rights to Aurora can only be done after the approval of the Applications and the actual granting of an Exploration Permit to the previous Holder.

h)	DNPM Processes 850.014/06, 850.581/06 and 850.256/07:

The Company has the right to acquire good title over the mineral rights object of the Tenements. The Tenements are registered in the name of Antonio Oliveira Ferreira. The exploration claims were submitted to DNPM respectively on January 19th 2006, August 8th 2006 and April 17th 2007 for gold covering the areas of 421,45 ha, 4276,03 ha and 4036,00 ha, in the Municipality of Itaituba and Jacareacanga, State of Pará. According to information obtained such claims were correctly prepared and the required documents are in place. The tenement 850.014/06 has not been transferred to Samba yet since the Exploration Permit has not been granted so far.

The Exploration Permit for the Process 850.581/06 was granted on February 15th, 2011 for a three years period, for an area of 4231,25 hectares. The transfer to Samba Brasil Mineração Ltda has not been presented yet.

i)	DNPM Process 850.400/07

On July 8, 2011 Aurora allowed the Exploration Permit was granted on July 09th 2008 and covering an area of 9,832.26 ha, to lapse.

Săo Joăo – Samba Minerals farm in agreement (terminated October 17, 2011)

On October 17, 2011 the Company terminated this licence and Option Agreement by providing written notice to Samba. The Company is free of all and any future payment commitments. The interest in the properties will be formally relinquished in fiscal 2012.

Comandante Araras – Samba Minerals farm in agreement (terminated October 17, 2011)

On October 17, 2011 the Company terminated this licence and Option Agreement by providing written notice to Samba. The Company is free of all and any future payment commitments. The interest in the properties will be formally relinquished in fiscal 2012.

British Columbia, Canada – Kumealon (subsequent event – relinquished January 20, 2012)

In February 1999, the Company acquired, by staking, a high grade limestone property three (3) square kilometers (741 acres) located on the north shore of Kumealon Inlet, 54 kilometers south-southeast of Prince Rupert, British Columbia, Canada. This property is highlighted by consistence of purity and whiteness of the limestone zone outcropping along the southwest shore of Kumealon Lagoon. The zone is comprised mostly of white, recrystallized, fine to course grained limestone, striking 150 degrees and can be traced for at least 1200 meters. The zone is estimated to have an average stratigraphic thickness of 180 meters. Chip samples taken across the zone averaged 55.06% CaO, 2.11% insolubles and 43.51% ignition loss. This property has no known reserves. During this period the Company conducted only preliminary exploration activities on these properties.

On January 20, 2012 the Company relinquished this licence.

AGC Resources LLC (Boulder, Colorado Property) – Disposed June 14, 2011

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

The Company is unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there is uncertainty as to whether the purchase price will be collected. Further, the collection of any purchase price is also contingent on the outcome of the court case described in Note 3. Given these factors, collection of the purchase price is not considered reasonably possible at the time of this report given the current uncertain status of exploration work on the Boulder, Colorado properties and the uncertainties of the related legal action and thus no purchase price has been recorded as of December 31, 2011. Once collection of the purchase price becomes assured and the aforementioned uncertainties resolved, the purchase price will be recorded in the Consolidated Statements of Operations.

Therefore, the Company is recognizing a loss on the sale of its subsidiary of $2,757,511 for the year ended December 31, 2011, which represents the net book value of the assets transferred to Devtec on June 14, 2011 (no liabilities were assumed by Devtec) as follows:

Reclamation bonds	$245,221
Buildings and equipment	$753,605
Participating interest in mineral property	$1,758,685
Total	$2,757,511

Item 3. Legal Proceedings

The Company is not involved in any legal proceedings at this time.

Item 4. Mining Safety Disclosures

There are no current mining activities at the date of this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock is currently quoted on the OTCQB. The common stock was removed from the OTC Bulletin Board effective May 20, 2009 and relisted on the OTCBB on August 5, 2010. In 2011 the Company was removed from the OTCBB and relisted on the OTCQB. Please refer to “Item1A. Risk Factors.”

The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the OTCQB for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The stock is also quoted on the Stuttgart Exchange under the symbol A4G.SG, the Dusseldorf Stock Exchange (A4G.DU), the Frankfurt Exchange (A4G.F and XE7RA.A4G.DE) and on the Berlin-Bremen Exchange (A4G.BE).,

Quarters	Q1	Q2	Q3	Q4
2011 – High	$0.34	$0.32	$0.16	$0.10
2011 – Low	$0.24	$0.12	$0.08	$0.04
2010 – High	$0.61	$0.52	$0.52	$0.41
2010 – Low	$0.36	$0.35	$0.25	$0.25

The closing price on March 15, 2012 was $0.094.

As of March 16, 2012, there were approximately 743 holders of record of the Common Stock. The Company has not paid any cash dividends. Please refer to “Dividend Policy”. The Company does not have securities authorized for issuance under an equity compensation plan.

There are 9,050,000 (2010: 1,700,000) shares reserved for issuance pursuant to options granted under the Company’s stock option plan as at December 31, 2011 (10,650,000: March 16, 2012).

The Company did not make any repurchases of securities during the fourth quarter of fiscal year ended December 31, 2011 or the subsequent period through to March 16, 2012.

Transfer Agent

The transfer agent of common stock is Worldwide Stock Transfer, LLC, having an office at 433 Hackensack Avenue, Level L. Hackensack, NJ, USA 07601.

Penny Stock

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. The stock is currently a “penny stock.” Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the stock if it becomes subject to these penny stock rules.

Rule 144

There were 109,912,589 shares of Common Stock issued and outstanding at March 16, 2012, of which 5,428,896 shares are deemed "restricted securities," within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

In general, under Rule 144, subject to the satisfaction of certain other conditions, a person deemed to be one of the Company’s affiliates, who has beneficially owned restricted shares of the Common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if the common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale, if greater.

Rule 144 also permits a person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least nine months to sell such shares without restriction other than the requirement that there be current public information as set forth in Rule 144. To the extent that Rule 144 is otherwise available, this provision is currently applicable to all of the restricted shares. If a non-affiliate has held the shares for more than one year, such person may make unlimited sales pursuant to Rule 144 without restriction.

The possibility that substantial amounts of the common stock may be sold under Rule 144 into the public market may adversely affect prevailing market prices for the common stock and could impair the Company’s ability to raise capital in the future through the sale of equity securities. Please refer to “Item1A. Risk Factors.”

Dividend Policy

The Company has never paid cash dividends on the capital stock and does not anticipate paying any cash dividends in the foreseeable future, but intends to retain capital for reinvestment in the business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the financial condition, results of operations, capital requirements and other factors as the board of directors deems relevant. No securities were issued without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of Fiscal 2011. The Company did not affect any repurchases of securities during the fourth quarter of Fiscal 2011.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

a)	General

The Company is a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Delaware on October 10, 1995, under the name "Chefs Acquisition Corp."

The Company had no revenues during fiscal 2011 and 2010 and has sustained losses since inception. The Company has been issued a modified opinion by the auditors relating to the going concern uncertainty and relies upon the sale of securities to fund operations. The Company will not generate revenues even if any of the exploration programs indicate that a mineral deposit may exist on properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities. Funds raised in fiscal 2011 and 2010 were used for exploration of properties and general administration.

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland. The telephone number is (+41) 7887-96966. These offices are provided to the Company on a month to month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

The Company is a junior mineral exploration company. During the Fiscal Year 2011 the Company reconstituted the board of directors and appointed a Chief Financial Officer. Management and the board reviewed and clarified the strategic objectives of the Company to concentrate efforts on existing operations where infrastructure already exists, properties presently being developed or in advanced stages of exploration that have potential for additional discoveries and grass-roots exploration opportunities. The Company is currently concentrating on exploration activities in Brazil. The board has terminated several agreements for mineral property rights during Fiscal 2011 (or subsequent year end) with a view to consolidate and concentrate on the strategic land package of assets located in the Tapajos Region of Brazil.

The Company’s properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of operations will be, in part, directly related to the cost and success of the Company’s exploration programs, which may be affected by a number of factors.

b)	Results of Operations

Year Ended December 31, 2011 (Fiscal 2011) versus Year Ended December 31, 2010 (Fiscal 2010)

Revenues and Net Loss – The Company has yet to generate any revenues or establish any history of profitable operations. For the year ended December 31, 2011 the Company recorded a net loss of $4,627,338 (2010: net loss $2,302,083) or $(0.05) [2010: $(0.03)] per share.

Expenses – General and administrative expenses consist primarily of personnel, legal, investor relations, stock based compensation, accounting and other professional and administrative costs. For the year ended December 31, 2011 the Company recorded General and Administrative expenses of $550,655 (2010: $397,848). Professional fees for accounting of $129,353 (2010: $120,220) and legal $111,772 (2010: $308,323) were also incurred. The majority of the legal costs incurred during fiscal 2010 relate to the Global Asset Purchase Agreement on 14 June 2011.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the year ended December 31, 2011 the Company recorded exploration expenses of $307,613 (2010: $644,313).

Depreciation expenses – Depreciation expenses charged to operations for the year ended December 31, 2011 were $27,897 (2010: $17,738).

AGC Resources LLC – (Boulder, Colorado Property Disposed June 14, 2011)

On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC, which owns certain properties in Boulder, Colorado (see note 3(c) for a discussion of the specific assets purchased by AGC in June 2010), to Devtec for a total of $2 million, plus royalty. Under the terms of the agreement, Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the nine month anniversary of the payment of the first $1 million. Additionally, Devtec will pay the Company a 5% royalty from the start of production.

The Company is unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there is uncertainty as to whether the purchase price will be collected. Further, the collection of any purchase price is also contingent on the outcome of the court case described in Note 3. Given these factors, collection of the purchase price is not considered reasonably possible at the time of this report given the current uncertain status of exploration work on the Boulder, Colorado properties and the uncertainties of the related legal action and thus no purchase price has been recorded as of December 31, 2011. Once collection of the purchase price becomes assured and the aforementioned uncertainties resolved, the purchase price will be recorded in the Consolidated Statements of Operations.

Therefore, the Company is recognizing a loss on the sale of its subsidiary of $2,757,511 for the year ended December 31, 2011, which represents the net book value of the assets transferred to Devtec on June 14, 2011 (no liabilities were assumed by Devtec) as follows:

Reclamation bonds	$245,221
Buildings and equipment	$753,605
Participating interest in mineral property	$1,758,685
Total	$2,757,511

Capital Resources and Liquidity

December 31, 2011 versus December 31, 2010

Recent developments in capital markets have restricted access to debt and equity financing for many companies. The Company's exploration properties are in the exploration stage and have not commenced commercial production. Consequently the Company has no history of earnings or cash flow from its operations. As a result, the Company is reviewing its 2012 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

The Company currently finances its activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to the Company at the times and in the amounts required to fund the Company’s activities. There are many conditions beyond the Company’s control which have a direct bearing on the level of investor interest in the purchase of Company securities. The Company may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties; however, there is no assurance that any such activity will generate funds that will be available for operations. Debt financing has been used to fund the Company’s property acquisitions and exploration activities. The Company does not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. The Company has no agreements or understandings with any person as to additional financing.

At December 31, 2011, the Company had cash of $237,426 (2010: $579,191) and working capital deficiency of $(300,218) (2010 working capital of $227,326). Total liabilities as of December 31, 2011 were $537,644 (2010: $372,019).

On December 20, 2011, the Company entered into subscription agreements for 8,000,000 shares of common stock at a purchase price of $0.04 per share for a gross aggregate price of $320,000. Attached to each unit of common stock is one (1) series A stock purchase warrant. Each full Series A warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.08 per share for a period of eighteen months commencing on December 20, 2011 and expiring on June 20, 2013. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $25,600.

On December 15, 2011, the Company entered into debt settlement agreements with creditors and related parties in consideration for the issue of the Company’s common stock at a per share price of $0.02 per share. $218,754 was settled for 10,937,721 shares of common stock.

During the 2011 the Company received funds from advances from individuals and a company, totalling $257,000, that were non-interest bearing, were due on demand and were unsecured. As at the end of the year this total amount was reduced to $137,000 due to $120,000 of this advance being converted to common stock for settlement of this indebtedness in December 2011 at $0.04 per share.

In September 2011, 1,671,000 shares were issued to an individual for cash at $0.10 per share. In September 2011, 150,000 shares were issued to a company for services rendered at $0.16 per share.

In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non cash finder’s fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. The shares were issued in May 2011. All shares issued were to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

During the period January 1 to December 31, 2010, the Company received cash of $3,895,000 from a private placement of 12,983,335 common shares at $0.30 per share, paid non cash finder’s fees of 1,126,111 shares in connection with the private placement, issued 685,900 shares in settlement of indebtedness and expenses amounting to $205,770 and paid a non cash finder’s fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the USA. The issuance of the shares were exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S. Furthermore during 2010, two loans payable were repaid at $250,000 each and two advances payable received during the year ended December 31, 2009 were repaid at $50,000 each.

The general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the USA and applicable to a going concern concept which contemplates the realization of assets and the satisfaction of liabilities and commitments during the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during 2011 operating activities used cash of $1,062,075 (2010: $2,423,112). The Company requires additional funds to meet the Company obligations and maintain the operations. The Company does not have sufficient working capital to (i) pay administrative and general operating expenses through December 31, 2012 and (ii) to conduct preliminary exploration programs. Without cash flow from operations, the Company may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on the properties. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of the properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of interest in certain properties or an actual foreclosure of interest. The Company has no agreements or understandings with any person as to such additional financing.

The exploration properties have not commenced commercial production and the Company has no history of earnings or cash flow from operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities: During 2011 operating activities of the Company used cash of $1,062,075 (2010: $2,423,112). The following is a breakdown of cash used for operating activities: Depreciation and amortization of $27,897 (2010: $17,738). Changes in prepaid expenses and other assets resulted in an increase in cash of $20,344 (2010: $54,449). Changes in accounts payable and accrued expenses (including related party) resulted in a increase in cash of $55,343 (2010: $403,216).

Investing Activities: During the year ended December 31, 2011, $80,000 of the financial warranty with respect to the Colorado Mined Land Reclamation bonds was returned to the Company. During the year ended December 31, 2010, $500,000 was spent acquiring the Front Range Gold joint venture property and related buildings and equipment in Boulder, Colorado, USA, $17,800 on equipment and $325,221 was spent on Mined Land Reclamation Bonds with the State of Colorado and the Front Range Project joint venture.

Financing Activities: The Company intends to finance activities by raising capital through the equity markets. In October 2011, the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and President. To date, no funds have been obtained from this offering.

On December 20, 2011, the Company entered into subscription agreements for 8,000,000 shares of common stock at a purchase price of $0.04 per share for a gross aggregate price of $320,000. Attached to each unit of common stock is one (1) series A stock purchase warrant. Each full Series A warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.08 per share for a period of eighteen months commencing on December 20, 2011 and expiring on June 20, 2013. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $25,600.

On December 15, 2011, the Company entered into debt settlement agreements with creditors and related parties in consideration for the issue of the Company’s common stock at a per share price of $0.02 per share. $218,754 was settled for 10,937,721 shares of common stock.

During the 2011 the Company received funds from advances from individuals and a company, totalling $257,000, that were non-interest bearing, were due on demand and were unsecured. As at the end of the year this total amount was reduced to $137,000 due to $120,000 of this advance being converted to common stock for settlement of this indebtedness in December 2011 at $0.04 per share.

In September 2011, 1,671,000 shares were issued to an individual for cash at $0.10 per share. In September 2011, 150,000 shares were issued to a company for services rendered at $0.16 per share.

In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non cash finder’s fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. The shares were issued in May 2011. All shares issued were to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

During the period January 1 to December 31, 2010, the Company received cash of $3,895,000 from a private placement of 12,983,335 common shares at $0.30 per share, paid non cash finder’s fees of 1,126,111 shares in connection with the private placement, issued 685,900 shares in settlement of indebtedness and expenses amounting to $205,770 and paid a non cash finder’s fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the USA. The issuance of the shares were exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S. Furthermore during 2010, two loans payable were repaid at $250,000 each and two advances payable received during the year ended December 31, 2009 were repaid at $50,000 each.

Dividends

The Company has neither declared nor paid any dividends on its’ Common Stock. The Company intends to retain earnings to finance growth and expand operations and does not anticipate paying any dividends on common stock in the foreseeable future.

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

The carrying value of cash, accounts payable, accrued expenses and advances payable (including those amounts owing to related parties) approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Brazil) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar in which the operations are reported.

Share Capital

At March 16, 2012, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2011: 300,000,000; December 31, 2010: 300,000,000) common shares with par value of $0.001 each
-	109,912,589 common shares were issued and outstanding as at March 16, 2012 (December 31, 2011: 109,912,589; December 31, 2010: 88,703,868).
-	10,650,000 (2011: 9,050,000 2010: 1,700,000) stock options were outstanding under the incentive stock option plan. The stock options are exercisable at prices ranging from $0.05 to $0.26 per share, with expiry dates ranging from August 6, 2012 to 12 January 2017. If the holders were to acquire all 10,650,000 (2011: 9,050,000 2010: 1,700,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $1,078,500 (2010: $442,000).

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2011 and 2010 and the subsequent period to March 15, 2012.

Off-balance Sheet Arrangements and Contractual Obligations

The Company does not have any off-balance sheet arrangements or contractual obligations at December 31, 2011, that are likely to have or are reasonably likely to have a material current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in consolidated financial statements.

Application of Critical Accounting Policies

The accounting policies and methods utilized in the preparation of the consolidated financial statements determine how the Company reports the financial condition and results of operations and may require management to make estimates or rely on assumptions about matters that are inherently uncertain. The accounting policies are described in note 2 to our December 31, 2011 consolidated financial statements. The accounting policies relating to mineral property and exploration costs, depreciation and amortization of property, plant and equipment and stock-based compensation are critical accounting policies that are subject to estimates and assumptions regarding future activities.

In 2007, the Company's Board of Directors approved the 2007 Stock Option Plan (amended September 29, 2008) (“the Plan”) to offer an incentive to obtain services of key employees, directors and consultants of the Company. The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time. No Plan participant may receive stock options exercisable for more than 2,500,000 shares of Common Stock in any one calendar year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the Company's capital stock on the date of grant). The term of stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting. The total fair value of options granted for during the reporting period are expensed in full as options are vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate for the term of the option. Due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate, for the year ended December 31, 2011 Management utilizes the simplified method.

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

Depreciation for non-mining equipment is provided over the following useful lives:

-	Vehicles	10 years
-	Office equipment, furniture and fixtures	2 to 10 years

The Company reviews the carrying values of its buildings and equipment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. An impairment is considered to exist if total estimated future cash flows, or probability-weighted cash flows on an undiscounted basis, are less than the carrying value of the assets.

An impairment loss is measured and recorded based on discounted estimated future cash flows associated with values beyond proven and probable reserves and resources. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable future cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular property for which identifiable cash flows exist. Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2011 and 2010, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

US GAAP requires the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If management determine there has been an impairment then management is required to write-down the recorded value of the property, plant and equipment which reduces earnings and net assets.

Related Party Transactions

The proposed business raises potential conflicts of interests between certain officers and directors of the Company. Certain directors are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of the directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

In determining whether the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to the Company, the degree of risk exposure and the financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. The Company is unaware of the existence of any conflict of interest as described herein.

Other than as disclosed below, during the year ended December 31, 2011 and 2010, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During year ended December 31, 2011, consulting fees of $295,701 (2010: $339,590) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable (related parties) at December 31, 2011 is $nil (2010:17,264) payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

CURRENT OUTLOOK

General Economic Conditions

Current problems in credit markets and deteriorating global economic conditions have lead to a significant weakening of exchange traded commodity prices, including precious and base metal prices. Volatility in these markets is also high. It is difficult in these conditions to forecast metal prices and demand trends for products to be produced if mining operations were current. Credit market conditions have also increased the cost of obtaining capital and limited the availability of funds. Accordingly, management is reviewing the effects of the current conditions on our business.

It is anticipated that for the foreseeable future, the Company will rely on the equity markets and Option and Warrant holders to meet financing requirements and continue to enter into debt settlements to preserve the Company’s capital reserves. The Company will also consider entering into joint venture arrangements to advance its properties if a suitable opportunity presents.

Capital and Exploration Expenditures

The Company is reviewing capital and exploration spending in light of current market conditions. As a result of our review, the Company may curtail a portion of our capital and exploration expenditures during 2012.

The Company is currently concentrating our exploration activities in Brazil and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

Plans for Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Our actual results could differ materially from those anticipated in these forward-looking statements.

During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet our administrative/general operating expenses and to conduct work on exploration properties. There is, of course, no assurance that the Company will be able to do so and the Company does not have any agreements or arrangements with respect to any such financing.

The exploration properties have not commenced commercial production and the Company has no history of earnings or cash flow from operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of properties, there is no assurance that any such activity will generate funds that will be available for operations.

The Company intends to concentrate exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in other South American countries. Additional contractors and consultants may be hired on as and when the requirement occurs.

The exploration work program for the remainder of 2012 will focus on the Brazilian properties. In Brazil the Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca target area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralisation. This work will entail surface mapping, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

The Company has set up a field operations centre at the Săo Domingos property and intend to continue to focus our exploration activities on anomalies associated with the Săo Domingos property. The Company selected the Săo Domingos property based on its proximity to our other properties, and the logistics currently in place. Access to the Săo Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

Work conducted both on a regional and prospect scale since 2006 has included mapping, rock chip sampling, a large scale soil geochemical sampling grid, ground-based geophysical testing, partial trenching over the vein systems and sub-surface drill testing of several prospect areas at Fofoca, Esmeril, Santa Isabel and Atacadão.

The Fofoca Prospect (“Fofoca”) is the primary area of interest that has been identified to date. Hydrothermal alternation observed at Fofoca and surrounding prospects is considered characteristic of epithermal style mineralization systems in the region. Fofoca has been interpreted as a multiple lode gold system, with lodes that are shear hosted in granite country rocks and strike approximately east-west dipping moderately to the south. Gold mineralization is associated with quartz veining which hosts various sulphides, including pyrite, arsenopyrite, galena and chalcopyrite. Fofoca has over 580 meters of potential strike with typical breccia vein widths of over one meter dipping at around 80 degrees south. Thicknesses of approximately 20 meters of quartz stockwork have been seen in drill core in the central parts of deposit caused by post-mineralization brittle faulting.

Exploration work completed at Fofoca in 2006 included logging of six trenches over anomalous quartz veins, followed by a 17 hole, HQ/NQ drill program (2,606 meters) to test the trenches at depth. Drilled to a maximum depth of 185 meters, with an average depth of 153 meters, the drilling returned several high grade, thin intercepts of auriferous quartz veins.

A second HQ/NQ drilling campaign (FOF-18 and 19) started in mid-2007 in which two holes were drilled into Fofoca. This program targeted down dip extensions, with drill hole 18 descending to 250 meters, but only encountered small stockwork vein systems. Generally the drill holes encountered thin hydrothermally brecciated, vuggy, sulphidic quartz veins with alterations ranging from argillic through to potassic (possible overprinting) which is typical for this style of mineralisation. No metallurgical test work was undertaken.

Based on mapping, sampling, trenching and ground-based IP surveys, the Fofoca structure appears to continue to the west, being displaced by late stage faulting to the north. This structural trend is believed to link Fofoca with the Cachoeirinha (Fofoca West) area, providing the potential to add significantly to currently outlined resources. No drilling has been conducted on Fofoca West. We will continue to evaluate the potential of the São Domingós Project and will work to determine whether the Fofoca could evolve along strike and link up with other noted targets further along strike. Further drilling, trenching and geophysics is planned to further assess the São Domingós Project.

Currently the system still remains open along strike in both directions and at depth. The Company will continue to evaluate the potential, and are confident that Fofoca could evolve further and link up with other noted targets further along strike

A recent discovery was made on the Atacadau area and has been called Colibri. Here artisanal miners uncovered an area of stock work mineralization that was subsequently sampled and returned some high-grade assays. Further sampling of material that was exposed by artisanal activity around the Colibri occurrence was conducted. Whilst monitoring the artisanal activity mapping and measurements of the structures and orientations of theoretical mineralization channels were conducted. The results showed that there are possible correlations to the Atacadau mineralization noted from previous mapping and drilling. The Company intends to cut trenches across the strike of the mineralizing structures to better understand the size both laterally and along strike. We will then test the strike extent with geophysics in a similar manner as that conducted on the Fofoca area.

In 2012, the Company will continued to follow up exploration results on the Fofoca area and plan to initiate further exploration programs on other areas of the Sao Domingos property. It is anticipated that we will drill a series of holes within the Fofoca area for engineering and metallurgical test work as well as to test for depth extensions of the known gold occurrences. Other exploration on the Săo Domingos property areas will involve further mapping of the outcrop geology and sampling soils and scree from shafts of previous workers in order to confirm lithologies and structural trends noted from drilling and published government maps. Currently, five anomalous areas on the Sao Domingos property have been identified from soil and rock chip sampling, at Atacadão, Esmeril, Fofoca and Cachoeira, and we plan to conduct further investigation. Several other areas have been identified from remote sensing satellite imagery which will also be followed up.

Remote sensing imagery is critical as an aid to exploration in the Tapajos due to the nature of the location as well as to the development of the project. By the application of various spectral analytical methods, the Company has been able to locate numerous areas for follow up investigation. A digital elevation map obtained by SRTM radar mapping has been essential to regional appraisal of the Sao Domingo property.

By viewing spectral wave band ratio's designed to indicate iron oxides and clay minerals, the Company has been able to decipher areas of past artisanal activity which could lead to the discovery of further hard rock targets, as demonstrated by the discovery of further extensions to potential mineralisation at Colibri and the newly discovered, Toucano, gold occurrence.

The Toucano project is a recent discovery, made during the 4th Quarter of 2011 located in the same vicinity the Colibri gold occurrence and close to the Fofoca resource area, the Attacadau occurrence and also high grade Colibri occurrence. Initial appraisal of Toucano shows that the dimensions the exposed area of recent Garimpeiro activity measures approximately 320m along strike, with a highly mineralised core measuring approximately 15m in width. The mineralisation occurs at surface and has been excavated down to depth of approximately 5m. The surrounding host rocks are also highly altered and show intense stock work of ferruginous quartz veinlets. The mineralised envelope is approximately 40m in width, and is open in both directions along strike.

During 2012 the Company intends to follow up recent mapping and sampling at Toucano with a view to drilling to test the depth at width and lateral extent of any mineralisation.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is confined to cash equivalents and short-term investments. The Company invests in high-quality financial instruments, primarily money market funds with the effective duration of the portfolio within one year which management believes is subject to limited credit risk. The Company currently does not hedge interest rate exposure. Due to the short-term nature of the investments, the Company does not believe there is a material exposure to interest rate risk arising from the investments.

Item 8.  Financial Statements and Supplementary Data

The audited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following audited consolidated financial statements are filed as part of this annual report:

-	Report of Independent Registered Public Accounting Firm, dated March 16, 2012,
-	Consolidated Balance Sheets as of December 31, 2011 and 2010,
-	Consolidated Statements of Operations from October 10, 1995 (inception) to December 31, 2011 and for the years ended December 31, 2011 and 2010,
-	Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (loss) for period from October 10, 1995 (inception) to December 31, 2011,

-	Consolidated Statements of Cash Flows for period from October 10, 1995 (inception) to December 31, 2011 and for the years ended December 31, 2011 and 2010, and
-	Notes to the Consolidated Financial Statements

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our Accountants concerning accounting or financial disclosure during the reporting periods.

Item 9A. Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications from the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications for a more complete understanding of the matters presented.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures

The Company evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this report, being, December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that the internal control over disclosure controls were not effective as of December 31, 2011.

Management’s annual report on internal control over financial reporting

The Company’s Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2011.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was not effective as of December 31, 2011, due to the existence of material weaknesses, as described in greater detail below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Limitations on Effectiveness of Controls

Management, including our Chief Executive Officer and Chief Financial Officer, concluded that internal control over financial reporting and disclosure controls and procedures were not effective at a reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the period ended December 31, 2011, certain deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)	Lack of a sufficient number of independent directors for our board and audit committee. The Company currently has one independent director on the board, which is comprised of 3 directors, and on the audit committee, which is comprised of 3 directors. As a publicly-traded company, the Company should strive to have a majority of independent board of directors.
(ii)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended December 31, 2011, the Company had two people on staff at our executive office and two persons at the Brazil office that performed nearly all aspects of financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to interim or annual consolidated financial statements that would not be prevented or detected.
(iii)	Insufficient corporate governance policies. Although the Company has a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.
(iv)	Accounting for Non-Standard Transactions. Occasionally the Company enters into transactions that are more complex from an accounting perspective. These transactions by their nature require greater technical accounting expertise and greater consideration of the related facts and circumstances to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.

Plan for Remediation of Material Weaknesses

The Company intends to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. The Company intends to consider the results of the remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of internal control over financial reporting. The Company has implemented certain remediation measures and is in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-K. Such remediation activities include the following:

-	The Company continues to recruit one or more additional independent board members to join our board of directors.
-	The Company is initiating a formal monthly reporting and approval process with the Brazilian operations to ensure timely provision of information effecting quarterly and annual consolidated financial statements.
-	In addition to the foregoing remediation efforts, the Company will continue to update the documentation of internal control processes, including formal risk assessment of financial reporting processes.
-	The successful recruitment of a new Chief Financial Officer who has significant commercial experience in the commodities sector and has been a valuable addition to the executive management team, the board of directors and reduction in material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table and text sets forth the names and ages of all directors and executive officers of the Company as of March 16, 2012. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The Board of Directors currently consists of three members. Directors serve for a term of one year and stand for election at the annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors through less than a quorum of the board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

Name and Address	Age and Position
Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	Age 50, President, CEO and Director appointed April 27, 2007.
Agustin Gomez de Segura c.Kerria 32, 3A Alcobendas Soto de la Moraleja E-28109, Madrid, Spain	Age 57, Director appointed November 15, 2010.
Ross M Doyle 16 Erlibergstrasse 6314 Unterageri, Switzerland	Age 39, Director appointed October 11, 2011
Michael E Montgomery (resigned June 15, 2011) 100 Lewis Street Lamington, Western Australia, 6430 Australia	Age 46, Director April 27, 2007 to June 15, 2011

The following is a description of the employment history for each of the directors and officers for the last five years:

Lars Pearl, 50, President, Director and Chief Executive Officer of Cigma Metals Corporation (2004 to 2008); Mr Pearl has been self employed as a geological consultant from 1993 to 2004. Mr Pearl has spent over 10 years as a geological consultant to properties in Australia, Tanzania, Russia, Kazakhstan, Peru, Colombia and Ecuador. During the last 5 years Mr Pearl was acting as a consultant geologist to various companies, including Aurora Gold Corporation, Cigma Metals Corporation, Carnavale Resources Ltd and De Beira Goldfields in Australia, Brazil, Peru, Ecuador and Tanzania before joining the board of Aurora Gold Corporation in April 2007. Mr Pearl devotes approximately 80% of his time dealing with the affairs of Aurora Gold. Mr Pearl received a Bachelor of Applied Geology degree from the University of Technology, Sydney Australia in 1993. Mr Pearl’s extensive experience, training and education as a geologist and his experience with other resources exploration companies make him particularly qualified to serve as an Aurora director.

Agustin Gomez de Segura, 57 was awarded a Diploma in Engineering in Physical Chemistry from the Moscow Technological University "MISA" (former Moscow Institute for Steel and Alloys). Mr Gomez de Segura also completed 4 years of a Doctorate in Metal's Physics at Moscow Technological University. Mr Gomez de Segura has had several senior roles in publicly listed companies. Mr Gomez de Segura's positions both past and present include: Director for Labtam Information & Scientific Instruments (Australia) from 1983 till 1990 and he was the Chairman of Advisory Board of Alina Bank (Russia) from 1994 till 1997. Mr Gomez de Segura’s extensive scientific experience, training and education and his overall business experience make him particularly qualified to serve as an Aurora director.

Ross Doyle, 39 was awarded a Bachelor of Commerce in 1991 from the University of Queensland, Australia and qualified as a Chartered Accountant in 1995. Mr Doyle has had several senior roles including 9 years commodities experience at Glencore. Mr Doyle’s extensive commodity, technology and corporate financing experience make him particularly qualified to serve as an Aurora director.

There are no family relationships between any of the directors or executive officers.

Consideration of Director Nominees

Director Qualifications

The Company believes that the Board, to the extent that limited resources permit, should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to the Company's operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use their skills and experiences to provide independent oversight to the business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn the business requirements and represent the long-term interests of all shareholders.

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

In addition to the targeted skill areas, the Board looks for a strong record of achievement in key knowledge areas that it believes are critical for directors to add value to the Board, including:

-	Strategy—knowledge of the business model, the formulation of corporate strategies, knowledge of key competitors and markets;
-	Leadership—skills in coaching and working with senior executives and the ability to assist the Chief Executive Officer;
-	Organizational Issues—understanding of strategic implementation, change management processes, group effectiveness and organizational design;
-	Relationships—understanding how to interact with investors, accountants, attorneys, management companies, analysts and communities in which the Company operates;
-	Functional—understanding of finance matters, financial statements and auditing procedures, technical expertise, legal issues, information technology and marketing; and
-	Ethics—the ability to identify and raise key ethical issues concerning the Company’s activities and those of senior management as they affect the business community and society.

The Board and Board Meetings

The Board of directors consists of three (3) members. Directors serve for a term of one (1) year and stand for election at the annual meeting of stockholders. Pursuant to the Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors through less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire Board of directors may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

The Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of its shareholders. To that end, the Board of Directors and management periodically review and update, as appropriate, the corporate governance policies and practices. In so doing, the Board and management review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board of Directors and management also regularly evaluate and, when appropriate, revise corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC.

During the year ended December 31, 2011, the Board held a total of four (4) meetings. All members of the Board attended all meetings of the Board.

Directors’ and Officers’ Liability Insurance

The Company does not currently maintain directors’ and officers’ liability insurance coverage. The Company is currently reviewing insurance policies and anticipates obtaining coverage for board of directors and officers.

Board Committees and Corporate Governance

Audit Committee

The Board does not currently have an independent standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors financial reporting processes and internal control systems and appoints an independent registered public auditing firm.

Compensation Committee

The Board does not currently have an independent standing Compensation Committee.  The full Board establishes overall compensation policies for the Company and Directors and reviews recommendations submitted by management.

Nominating Committee

The Board does not currently have an independent standing Nominating Committee. All nominating functions are handled directly by the full Board of Directors, which the Board believes is the most effective and efficient approach, based on the size of the Board and the current and anticipated operational requirements. As outlined above in selecting a qualified nominee, the Board considers such factors as it deems appropriate which may include: the current composition of the Board; the range of talents of the nominee that would best complement those already represented on the Board; the extent to which the nominee would diversify the Board; the nominee's standards of integrity, commitment and independence of thought and judgment; and the need for specialized expertise.

Legal Proceedings

During the past ten years none of our directors, executive officers, promoters or control persons has been:

-	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
-	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
-	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
-	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
-	the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
-	any Federal or State securities or commodities law or regulation; or
-	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
-	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.
-	any federal or state judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties); and
-	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers, directors and employees, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable Financial Industry Regulatory Authority (“FINRA”) listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability.

Corporate Governance

The Company has adopted Corporate Governance Guidelines applicable to the Board of Directors.

Board Leadership Structure

The Company currently has two (2) executive officers and three (3) directors. The Board of Directors has reviewed the Company’s current Board leadership structure, which consists of a Chief Executive Officer and a Chief Financial Officer, in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors, and the Company has determined that this structure is currently the most appropriate Board leadership structure for the company. Nevertheless, the Board intends to carefully evaluate from time to time the requirements of the business to ensure the structure best supports the stockholders.

Board Role in Risk Oversight

Risk is inherent in every business and how well a business manages risk can ultimately determine success. The Company faces a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While management is responsible for day to day management of various risks faced, the Board of Directors, as a whole, is responsible for evaluating the exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as the financial statements.

Director Independence

The securities are not listed on a U.S. securities exchange and, therefore, the Company is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that Mr. Agustin Gomez de Segura is independent from management and does qualify as an “independent director” under the standards of independence under the applicable FINRA listing standards. Upon listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Certain Relationships

There are no family relationships among or between any of the officers and directors.

The proposed business raises potential conflicts of interests between certain officers and directors and the Company. Certain directors are directors of other mineral resource companies and to the extent that such other companies may participate in ventures in which the Company may participate, the directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

In determining whether the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to us, the degree of risk to which the Company may be exposed and its financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. The Company is not aware of the existence of any conflict of interest as described herein.

Compensation of Directors

The Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

-	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
-	Compensation should align the directors’ interests with the long-term interests of stockholders; and
-	Compensation should assist with attracting and retaining qualified directors.

The Company did not pay compensation to directors during fiscal 2010. During fiscal 2011 a $40,000 director’s fee was paid to Mr Gomez de Segura (2010: nil). Directors are entitled to participate in, and have been issued options under, our 2007 Stock Plan (as amended 29 September 2008). The Company also reimburses directors for any actual expenses incurred to attend meetings of the Board or travel upon request of the Company.

The following table reports all compensation the Company paid to non-employee directors, in their capacity as members of the Board, during the fiscal years 2008 to 2011 inclusive:

For Year Ended December 31	2011	2010	2009	2008
Agustin Gomez de Segura	$40,000	-	-	-
Ross Doyle	-	-	-	-
Michael Montgomery	-	-	-	-

Standard Arrangements

During fiscal 2011 the Company accrued a Chairman’s fee (non-cash payment). In all other years the Company did not pay a fee to outside, non-officer directors. The Company reimburses directors for reasonable expenses incurred for attending meetings of the Board of Directors.

Item 11. Executive Compensation

The responsibility for establishing, administering and interpreting the policies governing the compensation and benefits for the executive officers lies with the Board of Directors. In this regard the Board has not retained the services of any compensation consultants.

The goals of the executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop the business within the framework of size and resource availability. During fiscal year 2011, the Company designed executive compensation program to achieve the following objectives:

-	attract and retain executives experienced in the resource exploration industry;
-	motivate and reward executives whose experience and skills are necessary to the Company’s ultimate success;
-	reward performance as warranted; and
-	align the interests of the executive officers and stockholders by motivating executive officers to increase stockholder value.

Summary Compensation Table

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2011, and 2010:

Name and principal position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Non- equity incentive compen- sation plan ($) (g)	Non- qualified deferred compen- sation earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
Lars M. Pearl (President, CEO, Director)	2010	181,850	-	-	-	-	-	-	181,850
	2011	135,529	-	-	103,480	-	-	-	239,009

Agustin Gomez de Segura	2010	-	-	-	-	-	-	-	-
(Director)	2011	-	-	-	99,631	-	-	40,000	139,631
Ross Doyle	2010	-	-	-	-	-	-	-	-
(Director, CFO)	2011	31,980	-	-	99,631	-	-	-	131,611
Michael Montgomery (COO, Director resigned	2010	157,741	-	-	-	-	-	-	157,741
June 15, 2011)	2011	-	-	-	-	-	-	-	-

Effective January 1, 2011 Mr Pearl’s received approximately $135,529 (120,000 CHF) per annum paid in monthly instalments. Effective October 1, 2011 Mr Doyle’s will receive approximately $135,529 (120,000 CHF) per annum payable in monthly instalments. In Q4 both Mr Pearl and Mr Doyle debt settled for equity in the Company. Mr Gomez de Segura was paid a directors fee of $40,000 during the fiscal year.

Effective January 1, 2010, Mr Pearls’ annual salary was $191,945 payable in monthly instalments of approximately $15,995. During the fourth quarter of 2010, Mr. Pearl’s annual salary was revised to $152,868 payable in monthly instalments of approximately $12,739.

Effective October 11, 2011, Mr. Doyle’s consulting company entered into a services agreement pursuant to which Mr Doyle’s company will be serving at the Company’s Chief Financial Officer. Global Strategic Synergies AG will be paid a monthly service fee of 10,000 Swiss Francs. The services agreement may be terminated by either party upon advanced written notice to the other party of 20 business days.

Mr Montgomery tendered his resignation June 15, 2011. During his time as a Director, from March 1, 2010, to June 15, 2011, Mr Montgomery’s annual salary was $184,248 payable in monthly instalments of approximately $15,774.

No officers or directors are subject to an employment agreement with the Company. The entire Board of Directors sets the current year compensation levels of each of the above named Executive Officers.

Options/SAR Grants Table

In 2007, the Board of Directors approved the 2007 Stock Option Plan (the “Plan”) which was subsequently approved by our shareholders in July 2007 and amended in September 2008, to offer an incentive to obtain services of key employees, directors and consultants of the Company. The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time. No Plan participant may receive stock options exercisable for more than 2,500,000 shares of Common Stock in any one calendar year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of our capital stock on the date of grant). The term of stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting.

The Company awarded stock purchase options to the directors and officers of the Company during the year ended December 31, 2011 (2010: nil). The following is a summary of stock option activity for the year ended December 31, 2011 and the status of stock options outstanding and exercisable at December 31, 2011:

	Stock Options #	Exercise Price Ranges $
Outstanding and exercisable at December 31, 2010	1,700,000	0.26
Forfeited during year	500,000	-
Granted during year	7,850,000	0.12 - 0.05
Outstanding and exercisable at December 31, 2011	9,050,000	-

The following is a summary of stock options granted and the status of stock options outstanding and exercisable at December 31, 2011 (there are no Stock Awards):

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price per Share ($)	Option Expiration Date
Lars Pearl	1,000,000	-	-	$0.26	August 6, 2012
Cameron Richardson	200,000	-	-	$0.26	August 6, 2012
Lars Pearl	1,000,000	-	-	$0.12	October 10, 2016
Agustin Gomez de Segura	1,000,000	-	-	$0.12	October 10, 2016
Ross Doyle	1,000,000	-	-	$0.12	October 10, 2016
Joseph Sierchio	200,000	-	-	$0.12	October 10, 2016
Coresco AG	1,000,000	-	-	$0.12	October 10, 2016
Lars Pearl	1,250,000	-	-	$0.05	November 23, 2016
Agustin Gomez de Segura	1,100,000	-	-	$0.05	November 23, 2016
Ross Doyle	1,100,000	-	-	$0.05	November 23, 2016
Luis Mauricio	200,000	-	-	$0.05	November 23, 2016
Total	9,050,000

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2011 the Company had 9,050,000 (2010: 1,700,000) stock purchase options outstanding. At no time during the last completed fiscal year did the Company, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company provide pension, retirement or similar benefits for directors or executive officers, except that the directors and executive officers may receive stock options at the discretion of the Board of Directors. The Company does not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors.

The Company has no plans or arrangements in respect of remuneration received or that may be received by executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation of Directors

The Company reimburses directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of board of directors. The board of directors may award special remuneration to any director undertaking any special services other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments, or incurred in connection with attending board meetings in Fiscal 2010. During Fiscal 2011 a $40,000 payment due to the Chairman was debt settled for common stock.

Employment Contracts

During the year ended December 31, 2011, consulting fees of $295,701 (2010: $339,591) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The directors and executive officers may receive stock options at the discretion of the board of directors and are incentivised to pursue capital raising activities. The Company does not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

The Company has no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 16, 2012 by (i) each person who is known by the Company to beneficially own more than five percent (5%) of outstanding common stock; (ii) each of the directors and officers; and (iii) all directors and officers as a group. As at March 16, 2012, 109,912,589 shares of common stock were issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (%)
Global Minerals Ltd Ste 308, 837 West Hastings Street Vancouver, B.C., Canada V6N 3N6	5,000,000	4.55%

Officers and Directors
Agustin Gomez de Segura c.Kerria 32, 3A Alcobendas Soto de la Moraleja, E-28109, Madrid, Spain	5,228,896	4.34%
Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	7,400,000	6.14%
Ross Doyle 16 Erlibergstrasse 6314 Unteraegeri Switzerland	2,350,000	1.95%
Directors and Officers as a group (3 persons)	5,428,896	12.42%

The above is calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 120,562,589 shares of common stock issued and outstanding on a fully diluted basis as of March 16, 2012. Under Rule 13d-3(d) shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(1) Stock options awarded for the aforementioned directors and officers are summarised in the below table. The options are exercisable at any time from the grant date up to and including the expiry date.

Name	Number	Granted	Exercise Price	Expiry Date
Lars M Pearl	1,000,000	August 6, 2007	$0.26	August 6, 2012
Lars M Pearl	1,000,000	October 11, 2011	$0.12	October 10, 2016
Lars M Pearl	1,250,000	November 24, 2011	$0.05	November 23, 2016
Lars M Pearl	800,000	January 13, 2012	$0.05	January 12, 2017
Agustin Gomez de Segura	1,000,000	October 11, 2011	$0.12	October 10, 2016
Agustin Gomez de Segura	1,100,000	November 24, 2011	$0.05	November 23, 2016
Agustin Gomez de Segura	800,000	January 13, 2012	$0.05	January 12, 2017
Ross Doyle	1,000,000	October 11, 2011	$0.12	October 10, 2016
Ross Doyle	1,100,000	November 24, 2011	$0.05	November 23, 2016

Changes in Control

There were no arrangements during the last completed fiscal year or subsequent period to March 16, 2012 which would result in a change in control. The Company does not believe that the issuance of an aggregate of 41,504,067 shares between January 1, 2010 and March 16, 2012 has resulted in a change of control.

No securities were authorized for issuance under equity compensation plans.

Item 13. Certain Relationships, Related Transactions and Director Independence

The proposed business raises potential conflicts of interests between certain of officers and directors of the Company. Certain directors are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

In determining whether the Company will participate in a particular program and the interest therein to be acquired, the directors will primarily consider the potential benefits to the Company, the degree of risk exposure and the financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. The Company is not aware of the existence of any conflict of interest as described herein.

Transactions with Related Persons

Other than as disclosed below, during the fiscal years ended December 31, 2011 and 2010, none of the current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During the year ended December 31, 2011, consulting fees of $295,701 (2010: $339,591) were paid to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of annual consolidated financial statements and review of consolidated financial statements included in Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2011 fiscal year are $51,065 (2010: $64,500).

Audit-Related Fees

The aggregate fees billed for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under audit fees for fiscal 2011 were $0 (2010: $0).

Tax Fees

The aggregate fees billed for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2011 were $2,500 (2010: $2,500).

All Other Fees

The aggregate fees billed for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2011 were $0 (2010: $0). The Audit Committee feels that the services rendered by Peterson Sullivan LLP were compatible with maintaining the principal accountant's independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	The following documents are filed as part of this report:
(a)	Financial Statements: The following audited consolidated financial statements and report of independent registered public accounting firm are set forth in Part II, Item 8 of this report:
-	Report of Independent Registered Public Accounting Firm, March 16, 2012
-	Consolidated Balance Sheets as of December 31, 2011 and 2010
-	Consolidated Statements of Operations from October 10, 1995 (inception) to December 31, 2011 and for the years ended December 31, 2011 and 2010
-	Statements of Stockholders’ Equity (Deficit) for period from October 10, 1995 (inception) to December 31, 2011
-	Consolidated Statements of Cash Flows for period from October 10, 1995 (inception) to December 31, 2011 and for the years ended December 31, 2011 and 2010
-	Notes to the Consolidated Financial Statements
(2)	Financial statement schedules: Not Applicable
(3)	Exhibit Listing
3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).
3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).
3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No.000-24393 98720970).
3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).
3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB filed on June 4, 1998 (SEC File No. 000-24393 98720970).
4.1	Form of Subscription Agreement incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed on March 16, 2011 (SEC File No. 333-171312 11692134).
4.2	Form of Series A Warrant incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed on March 16, 2011 (SEC File No. 333-171312 11692134).
4.3	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to the registration statement on Form S-1 filed on June 3, 2010 (SEC File No. 333-167301-10876788).
4.4	Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. incorporated by reference to the registration statement on Form S-1 filed on June 3, 2010 (SEC File No. 333-167301-10876788).
10.1	Consulting Agreement between Hans W. Biener of Supply Consult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.2	Confidentiality Agreement between Hans W. Biener of Supply Consult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.3	Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).

10.5	Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.7	Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English Corporation incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.9	Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.10	Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.15	Assignment of Săo Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.16	Săo Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-30379 051269300).
10.17	Declaration of Translator for translation of Săo Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB filed on December 16, 2005 (SEC File No. 333-130379 051269300).
10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.19	Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.23	Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB filed on March 28, 2006 (SEC File No. 000-24393-06715925).
10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).

10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).
10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).
10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).
10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).
10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed on July 26, 2006 (SEC File No. 000-24393-06981489).
10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333- 147341 071238655).
10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2 filed on November 13, 2007 (SEC File No. 333- 147341 071238655).
10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054).
10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB filed on April 15, 2008 (SEC File No. 000-24393-147341 08758054).
10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A filed on June 28, 2010 (SEC File No. 333-167301- 10921067).
10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K filed on June 23, 2011 (SEC File No. 000-24393-11927834).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393-04689262).

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

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: March 23, 2012
By: Lars Pearl
Title: Chief Executive Officer and President, Principal Executive Officer and Director

/s/ Agustin Gomez de Segura	Dated: March 23, 2012
By: Agustin Gomez de Segura, Director

/s/ Ross Doyle	Dated: March 23, 2012
By: Ross Doyle Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: March 23, 2012
By: Lars Pearl
Title: Chief Executive Officer and President, Principal Executive Officer and Director

/s/ Agustin Gomez de Segura	Dated: March 23, 2012
By: Agustin Gomez de Segura, Director

/s/ Ross Doyle	Dated: March 23, 2012
By: Ross Doyle, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

AURORA GOLD CORPORATION

(An exploration stage enterprise)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aurora Gold Corporation

We have audited the accompanying consolidated balance sheets of Aurora Gold Corporation (an exploration stage company) and Subsidiary ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Gold Corporation (an exploration stage company) and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception, has not been able to generate any operating revenues to date, and used cash from operations of $1,062,075 in 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 23, 2012

AURORA GOLD CORPORATION
(An exploration stage enterprise)	As at	As at
Consolidated Balance Sheets	December 31	December 31
December 31, 2011 and 2010	2011	2010
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	237,426	579,191
Prepaid expenses and other assets	-	20,154
Total current assets	237,426	599,345
Non-current assets
Mineral property reclamation bonds	-	325,221
Buildings and equipment, net	-	849,445
Participating interest in mineral property (Note 3)	-	1,758,685
Total non-current assets	-	2,933,351
Total assets	237,426	3,532,696

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	400,644	354,755
Accounts payable and accrued expenses – related parties	-	17,264
Advances payable	45,000	-
Advances payable – related parties	92,000	-
Total current liabilities	537,644	372,019
Stockholders’ Equity (Deficiency)
Common stock
Authorised: 300,000,000 (2010: 300,000,000) common shares with par value of $0.001 each
Issued and outstanding: 109,912,589 (2010: 88,703,868) common shares	109,913	88,704
Advances for stock subscriptions	20,000	-
Additional paid-in capital	22,040,994	20,938,292
Accumulated deficit during the exploration stage	(22,400,600)	(17,773,262)
Accumulated other comprehensive income (loss)	(70,525)	(93,057)
Stockholder’ equity (deficiency)	(300,218)	3,160,677
Total liabilities and stockholders’ equity (deficiency)	237,426	3,532,696

The accompanying notes are an integral part of these consolidated financial statements.

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10 1995
Consolidated Statements of Operations	(inception)	Year Ended	Year Ended
	to December 31	December 31	December 31
	2011	2011	2010
(Expressed in U.S. Dollars)	$	$	$

Expenses
Administrative and general	2,336,914	550,655	397,848
Depreciation and amortization	145,126	27,897	17,738
Imputed interest on loan payable - related party	1,560	-	-
Interest and bank charges	394,257	7,867	26,148
Foreign exchange loss (gain)	(15,319)	(1,613)	7,778
Professional fees - accounting and legal	1,808,036	241,125	428,543
Property search and negotiation	479,695	-	150,000
Salaries, management and consulting fees	3,471,173	668,926	629,715
	8,621,442	1,494,857	1,657,770
Exploration expenses	9,731,339	307,613	644,313
Write-off of equipment	240,338	67,357	-
	18,593,119	1,869,827	2,302,083
Other income (loss)
Gain / (loss) on disposition of subsidiary	(2,541,037)	(2,757,511)	-
Interest income	22,353	-	-
Gain on sale of rights to Matupa Agreement (net)	80,237
Loss on investments	(37,971)	-	-
Loss on spun-off operations	(316,598)	-	-
Loss on debt extinguishment	(1,014,465)	-	-
	(3,807,481)	-	-
Net loss for the period	(22,400,600)	(4,627,338)	(2,302,083)

Loss per share
- basic and diluted		(0.05)	(0.03)

Weighted average number of common shares
Outstanding
- basic and diluted		90,537,439	81,069,047

The accompanying notes are an integral part of these consolidated financial statements.

AURORA GOLD CORPORATION
(An exploration stage enterprise)							Accumulated	Total
Consolidated Statements of Stockholder’s Equity (Deficiency)					Advances for	Accumulated	other	stockholders'
and Comprehensive Income (Loss)	Common Stock		Additional	Comprehensive	Stock	(deficit) during	comprehensive	equity
October 10, 1995 (inception) to December 31, 2011	Shares	Amount	paid-in capital	(loss)	Subscriptions	exploration stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$	$

Balance, October 10, 1995	-	-	-	-	-	-	-
Issuance of common stock for - settlement of indebtedness	11,461,153	11,461	-	-	-	-	-	11,461
Net (loss) for the period			-	-	-	-	-	-
Total comprehensive (loss)				-				-
Balance December 31, 1995	11,461,153	11,461	-	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-	-	-	(7,641)
Issuance of common stock for - cash at $0.001 per share	5,800,000	5,800	341,761	-	-	-	-	347,561
- resource property	300,000	300	2,700	-	-	-	-	3,000
Net (loss) for the period				(361,208)		(361,208)	-	(361,208)
Total comprehensive (loss)				(361,208)
Balance December 31, 1996	9,920,387	9,920	344,461			(361,208)	-	(6,827)
Issuance of common stock for - cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	-	745,158
Net (loss) for the period				(615,880)	-	(615,880)	-	(615,880)
Total comprehensive (loss)				(615,880)
Balance December 31, 1997	10,670,387	10,670	1,088,869		-	(977,088)	-	122,451
Issuance of common stock for:
- settlement of indebtedness	96,105	96	68,601	-	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	-	107,500
Grant of options to employees and directors			518,900	-	-	-	-	518,900
Grant of options to consultants			172,100	-	-	-	-	172,100
Net (loss) for the period				(1,151,604)	-	(1,151,604)	-	(1,151,604)
Total comprehensive (loss)				(1,151,604)
Balance December 31, 1998	11,181,492	11,181	2,259,304		-	(2,128,692)	-	141,794
Issuance of common stock for:
- settlement of indebtedness	231,286	231	160,151	-	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	-	20,312
Grant of options to consultants			29,500	-	-	-	-	29,500
Cash advanced on stock subscriptions				-	425,000	-		425,000
Net (loss) for the period				(855,391)	-	(855,391)	-	(855,391)
Total comprehensive (loss)				(855,391)
Balance December 31, 1999	11,460,649	11,461	2,484,219		425,000	(2,984,083)	-	(63,403)
Issuance of common stock for:
- settlement of indebtedness	199,000	199	99,301	-	-	-	-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	-	(175,000)	-	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	-	(250,000)	-	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-	-	4,050

AURORA GOLD CORPORATION
(An exploration stage enterprise)							Accumulated	Total
Consolidated Statements of Stockholder’s Equity (Deficiency)					Advances for	Accumulated	other	stockholders'
and Comprehensive Income (Loss)	Common Stock		Additional	Comprehensive	Stock	(deficit) during	comprehensive	equity
October 10, 1995 (inception) to December 31, 2011	Shares	Amount	paid-in capital	(loss)	Subscriptions	exploration stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$	$
Spin-off of Aurora Metals (BVI) Limited			316,498	-	-	-	-	316,498
Net (loss) for the period				(677,705)	-	(677,705)	-	(677,705)
Total comprehensive (loss)				(677,705)
Balance December 31, 2000	12,873,943	12,874	3,271,163		-	(3,661,788)	-	(377,751)
Components of comprehensive income (loss):
- Net income for the period				128,545	-	128,545	-	128,545
- Unrealized holding losses on available-for-sale securities				(141,928)	-	-	(141,928)	(141,928)
Total comprehensive (loss)				(13,383)
Balance December 31, 2001	12,873,943	12,874	3,271,163		-	(3,533,243)	(141,928)	(391,134)
Issuance of common stock for:
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	-	355,200
Components of comprehensive income (loss):					-	-	-	-
- Net loss for the period				(137,329)	-	(137,329)	-	(137,329)
- Unrealized holding losses on available-for-sale securities				141,928	-	-	141,928	141,928
Total comprehensive (loss)				4,599
Balance, December 31, 2002	16,581,981	16,582	3,622,655		-	(3,670,572)	-	(31,335)
Issuance of common stock for:
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	-	25,000
Components of comprehensive income (loss):
- Net loss for the period				(96,404)	-	(96,404)	-	(96,404)
- Unrealized holding losses on available-for-sale securities				-	-	-	-	-
Total comprehensive (loss)				(96,404)
Balance, December 31, 2003	19,434,431	19,434	3,762,361		-	(3,766,976)	-	14,819
Issuance of common stock for:
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	-	22,500
Imputed interest			1,560	-	-	-	-	1,560
Components of comprehensive income (loss):
- Net loss for the period				(223,763)	-	(223,763)	-	(223,763)
- Unrealized holding losses on available-for-sale securities				-	-	-	-	-
Total comprehensive (loss)				(223,763)
Balance, December 31, 2004	19,534,431	19,534	3,786,321		-	(3,990,739)	-	(184,884)
Issuance of common stock for:
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	-	162,500
Components of comprehensive income (loss):
- Net (loss) for the period				(457,271)	-	(457,271)	-	(457,271)
- Unrealized holding losses on available-for-sale securities				(4,614)	-	-	(4,614)	(4,614)
Total comprehensive (loss)				(461,885)
Balance, December 31, 2005	36,218,522	36,218	4,582,137		-	(4,448,010)	(4,614)	165,731
Issuance of common stock for - cash in February 2006 at $0.50 per share less issuance costs of $110,000:	8,000,000	8,000	3,882,000	-	-	-	-	3,890,000
- non cash finder's fee in December 200 at $0.70 per share	250,000	250	174,750	-	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	-	500,000
Components of comprehensive income (loss):

AURORA GOLD CORPORATION
(An exploration stage enterprise)							Accumulated	Total
Consolidated Statements of Stockholder’s Equity (Deficiency)					Advances for	Accumulated	other	stockholders'
and Comprehensive Income (Loss)	Common Stock		Additional	Comprehensive	Stock	(deficit) during	comprehensive	equity
October 10, 1995 (inception) to December 31, 2011	Shares	Amount	paid-in capital	(loss)	Subscriptions	exploration stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$	$
- Net (loss) for the period				(5,463,855)	-	(5,463,855)	-	(5,463,855)
- Foreign currency translation adjustments				(3,692)	-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss				4,614	-	-	4,614	4,614
Total comprehensive (loss)				(5,462,933)
Balance, December 31, 2006	45,468,522	45,468	9,137,887		-	(9,911,865)	(3,692)	(732,202)
Issuance of common stock for:
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	-	250,000
- cash in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per share	250,000	250	49,750	-	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	-	800,000
Stock option compensation expense			454,295	-	-	-	-	454,295
Components of comprehensive income (loss):
- Net (loss) for the period				(3,259,732)	-	(3,259,732)	-	(3,259,732)
- Foreign currency translation adjustments				(65,255)	-	-	(65,255)	(65,255)
Total comprehensive (loss)				(3,324,987)
Balance, December 31, 2007	55,218,522	55,218	11,932,432		-	(13,171,597)	(68,947)	(1,252,894)
- Issuance of common stock for - non cash finder's fee in July 2008 at $0.10 per share	250,000	250	24,750	-	-	-	-	25,000
- settlement of indebtedness in December2008 at $0.06 per share	2,603,333	2,603	153,597	-	-	-	-	156,200
Components of comprehensive income (loss):
- Net (loss) for the period				(520,105)	-	(520,105)	-	(520,105)
- Foreign currency translation adjustments				36,259	-	-	36,259	36,259
Total comprehensive (loss)				(483,846)
Balance, December 31, 2008	58,071,855	58,071	12,110,779		-	(13,691,702)	(32,688)	(1,555,540)
- Issuance of common stock for - settlement of indebtedness in September 2009 at $0.15 per share	5,000,000	5,000	1,748,616	-	-	-	-	1,753,616
- cash in September 2009 at $0.10 per share less finder's fee	3,000,000	3,000	255,000	-	-	-	-	258,000
- non cash finder's fee September 2009 at $0.10 per share	420,000	420	41,580	-	-	-	-	42,000
- settlement of indebtedness in November 2009 at $0.18 per share	100,000	100	17,899	-	-	-	-	17,999
- settlement of indebtedness in November 2009 at $0.24 per share	150,000	150	35,611	-	-	-	-	35,761
- cash in December 2009 at $0.30 per share	1,666,667	1,667	498,333	-	-	-	-	500,000
Components of comprehensive income (loss):
- Net (loss) for the period				(1,779,477)	-	(1,779,477)	-	(1,779,477)
- Foreign currency translation adjustments				(60,171)	-	-	(60,171)	(60,171)
Total comprehensive (loss)				(1,839,648)
Balance, December 31, 2009	68,408,522	68,408	14,707,818		-	(15,471,179)	(92,859)	(787,812)
- Issuance of common stock for cash in April 2010 at $0.30 per share less finder's fee (paid with 1,126,111 shares included herein)	14,109,446	14,110	3,880,890	-	-	-	-	3,895,000
- non cash property acquisition in June 2010 at $0.40 per share	5,000,000	5,000	1,995,000	-	-	-	-	2,000,000

AURORA GOLD CORPORATION
(An exploration stage enterprise)							Accumulated	Total
Consolidated Statements of Stockholder’s Equity (Deficiency)					Advances for	Accumulated	other	stockholders'
and Comprehensive Income (Loss)	Common Stock		Additional	Comprehensive	Stock	(deficit) during	comprehensive	equity
October 10, 1995 (inception) to December 31, 2011	Shares	Amount	paid-in capital	(loss)	Subscriptions	exploration stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$	$
- settlement of indebtedness in September 2010 at $0.30 per share	160,500	161	47,989	-	-	-	-	48,150
- settlement of indebtedness in September 2010 at $0.30 per share	325,400	325	97,295	-	-	-	-	97,620
- payment of expenses in September 2010 at $0.30 per share	200,000	200	59,800	-	-	-	-	60,000
- non cash finder's fee in September 2010 related to the June 2010 property acquisition at $0.30 per share	500,000	500	149,500	-	-	-	-	150,000
Components of comprehensive income (loss)
- Net (loss) for the period				(2,302,083)	-	(2,302,083)	-	(2,302,083)
- Foreign currency translation adjustments				(198)	-	-	(198)	(198)
Total comprehensive (loss)				(2,302,281)
Balance, December 31, 2010	88,703,868	88,704	20,938,292		-	(17,773,262)	(93,057)	3,160,677
-Issuance of common stock for non cash finder’s fee in May 2011 at $0.042 per share	450,000	450	(450)	-	-	-	-	-
-Issuance of common stock for cash in September 2011 at $0.10 per share	1,671,000	1,671	165,429	-	-	-	-	167,100
-Issuance of common stock for settlement of indebtedness in September 2011 at $0.16 per share	150,000	150	24,350	-	-	-	-	24,500
-Issuance of common stock for settlement of indebtedness in December 2011 at $0.02 per share	10,937,721	10,938	207,816					218,754
-Issuance of common stock for cash in December 2011 at $0.04 per share	8,000,000	8,000	312,000					320,000
-Issuance of common stock for cash in December 2011 at $0.04 per share - oversubscribed					20,000			20,000
-Stock option compensation expense			393,557					393,557
-Components of comprehensive income (loss)
- Net (loss) for the period				(4,627,338)	-	(4,627,338)	-	(4,627,338)
- Foreign currency translation adjustments				22,532	-	-	22,532	22,532
Total comprehensive (loss)				(4,604,806)
Balance, December 31, 2011	109,912,589	109,913	22,040,994		20,000	(22,400,600)	(70,525)	(300,218)

The accompanying notes are an integral part of these consolidated financial statements.

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 10 1995
Consolidated Statements of Cash Flows	(inception)	Year Ended	Year Ended
	to December 31	December 31	December 31
	2011	2011	2010
(Expressed in U.S. Dollars)	$	$	$

Net loss for the period	(22,400,600)	(4,627,338)	(2,302,083)
Adjustments to reconcile net loss to cash used in operating activities
depreciation and amortization	145,126	27,897	17,738
stock compensation expense on stock option grants	1,568,352	393,557	-
expenses satisfied with issuance of common stock	1,202,054	243,254	210,000
expenses satisfied with transfer of marketable securities	33,903	-	-
imputed interest on loan payable - related parties	1,560	-	-
write-off of mineral property assets	240,338	67,357	-
adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
loss on disposal of subsidiary	2,757,511	2,757,511	-
realized loss on investments	37,971	-	-
gain on sale of rights to Matupa agreement (net)	(80,237)	-	-
realized loss on debt extinguishment	1,014,465	-	-
foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Change in operating assets and liabilities	-	-	-
Decrease (Increase) in receivables and other assets	(206,978)	-	-
(Increase) decrease in prepaid expenses and other	(20,459)	20,344	54,449
Assets
Increase (decrease) in accounts payable and accrued expenses (including related party)	1,107,051	55,343	(403,216)
Net Cash Used in Operating Activities	(14,307,979)	(1,062,075)	(2,423,112)
Cash Flows From Investing Activities
Purchase of equipment	(205,348)	-	(17,800)
Proceeds on disposal of equipment	16,761	-	-
Payment for mineral property Reclamation Bonds	(245,221)	80,000	(325,221)
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs and related	(672,981)	-	(500,000)
Equipment
Payment for incorporation cost	(11,511)	-	-
Net Cash Used in Investing Activities	(1,085,450)	80,000	(843,021)
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	14,044,439	507,100	3,895,000
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	(500,000)
Net proceeds from (payments on) advances payable	45,000	45,000	(50,000)
Net proceeds from (payments on) advances payable -related parties	92,000	92,000	(50,000)
Net Cash Provided by Financing Activities	15,439,691	644,100	3,295,000
Effect of exchange rate changes on Cash	191,164	(3,790)	(6,633)
(Decrease) Increase in Cash	237,426	(341,765)	22,234
Cash - Beginning of Period	-	579,191	556,957
Cash - End of Period	237,426	237,426	579,191

The accompanying notes are an integral part of these consolidated financial statements.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during 2011 operating activities used cash of $1,062,075 (2010: $2,423,112). The Company requires additional funds to meet its obligations and maintain its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. In the event that the Company cannot obtain additional funds, on a timely basis, or the operations do not generate sufficient cash flow, the Company may be forced to curtail development or cease activities. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

These consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries, Aurora Gold Mineração Ltda ("Aurora Gold Mineracao") and AGC Resources LLC (“AGC”) (through to date of disposition of AGC, June 14, 2011, see Note 3). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Aurora Gold Mineração was incorporated on October 27, 2005. AGC was formed as a Limited Liability company on April 21, 2010 under the law of Colorado USA to hold the assets purchased from Global Minerals Ltd as discussed in Note 3.

(b)	Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

2.	Significant Accounting Policies (continued)

(c)	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at December 31, 2011 and 2010. No amounts were paid for income taxes in 2011 or 2010 and cash paid for interest was nil in 2011 (2010: $45,065).

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

Depreciation for non-mining equipment is provided over the following useful lives:

-	Vehicles	10 years
-	Office equipment, furniture and fixtures	2 to 10 years

The Company reviews the carrying values of its buildings and equipment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. An impairment is considered to exist if total estimated future cash flows, or probability-weighted cash flows on an undiscounted basis, are less than the carrying value of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows associated with values beyond proven and probable reserves and resources. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable future cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular property for which there are identifiable cash flows. Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2011 and 2010, the Company does not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

2.	Significant Accounting Policies (continued)

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

Interest expense was $0 in 2011 (2010: $14,150).

(i)	Foreign currency translations and transactions

The Company's reporting currency is the U.S. Dollar. Aurora Gold Mineracao Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Reals. The Brazilian Real to U.S. dollar exchange rate at December 31, 2011 was U.S. $0.5357 to 1 Real (2010: U.S. $0.5966 to 1 Real).

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company places its cash with high credit quality financial institutions in Brazil and the Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of December 31, 2011 and 2010. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

2.	Significant Accounting Policies (continued)

(k)	Comprehensive income

The Company has adopted FASB ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity (Deficiency) and Comprehensive Income (loss). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments at December 31, 2011 and 2010.

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

The carrying value of cash, accounts payable, accrued expenses and advances payable (including related parties) approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Brazil) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(m)	Income taxes

The Company has adopted ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In July 2006, the FASB issued an interpretation which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with GAAP. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Estimated interest and penalties related to recording uncertain tax positions when recorded are included as a component of income tax expense on the consolidated statement of operations. The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The Company’s tax returns are open to audit for the years ending December 31, 2008 to 2011.

(n)	Earnings (loss) per share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for 2011 and 2010 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of stock options outstanding as at December 31, 2011 of 9,050,000 (2010:1,700,000) and warrants outstanding at December 31, 2011 of 8,000,000 (2010: nil).

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

2.	Significant Accounting Policies (continued)

(o)	New Accounting Pronouncements

The Company considers the effects of new accounting pronouncements on the accounting, presentation and disclosure of its consolidated financial statements as such pronouncements become known. . In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income or

ASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

-          A single, continuous statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income.

-          In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the presentation of information in its financial statements.

At present, there are no other such pronouncements that the Company expects will have a material impact on these consolidated financial statements.

3.	Mineral Properties and Exploration Expenses

(a)	São Domingos Project - DNPM Processes 850.684/06 and 850.782/05:

i.	DNPM Processes 850.684/06:

Aurora has good title over the mineral rights which were granted as DNPM Process number 850.684/06 and which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São Domingos mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of Aurora. On September 13, 2006 the Company applied to the DNPM for the conversion of the Application to an Exploration Permit covering an area of 4,914.18 hectares. No payments or royalties are due regarding DNPM Process 850.384/06.

ii.	DNPM Processes 850.782/05:

Aurora has good title over the mineral rights object of the DNPM Process No. 850.782/05, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. On November 8, 2005 it was submitted to DNPM the Exploration Claim for gold in the Municipality of Itaituba, State of Pará. The Exploration Permit was granted on November 28, 2006 for a 3 (three) years period. The transfer to Aurora was approved on March 24, 2009 and on September 28, 2009 it was requested the renewal of the Exploration Permit.

This area was reduced from 6,756 ha to 5,651.98 ha due to the overlapping with Garimpeira (alluvial) Mining properties held by Mr. Celio Paranhos. However the DNPM´s general attorney in Brasilia agreed with Aurora’s legal thesis and nullified all applications filed by Mr. Paranhos (about to 1,900 applications).

A new Exploration Permit rectifying the previous one was granted on August 20, 2010 for a 3 (three) years period, for an area of 6,656.20 hectares.

No payments or royalties are due regarding the DNPM Process 850.782/05 since it was acquired through a permutation agreement with Altoro Mineração Ltda.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

3.	Mineral Properties and Exploration Expenses (continued)

iii.	DNPM Process 850.400/07:

On July 8, 2011 Aurora allowed the Exploration Permit was granted on July 09th 2008 and covering an area of 9,832.26 ha, to lapse.

iv.	DNPM Processes 850.012/06 and 850.013/06:

The exploration claims were submitted to DNPM on January 19th 2006, for gold covering an area of 1,128.08 ha and 750.55 ha respectively, in the Municipality of Itaituba, State of Pará. According to information obtained such claims were correctly prepared and the required documents are in place.

The tenements 850.012/06 and 850.013/06 are held by Mr. Antonio Oliveira Ferreira and were submitted to DNPM on January 19th 2006. The tenements are located at Itaituba, State of Pará and are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes, but the area was blocked since it is inside of a Garimpeira Reserve.

The transfer to Aurora will be submitted after the Exploration Permits are granted.

There are no payments or royalties related to the tenements according to the agreement entered into with the previous owner.

v.	DNPM Process 850.119/06:

The exploration claim was submitted to DNPM on March 07th, 2006, for gold covering an area of 1,068.72 ha, in the Municipality of Itaituba, State of Pará.

Aurora has good title over the mineral rights object of the DNPM Process No. 850.119/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. The Exploration Permit has not been granted yet.

The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

vi.	DNPM Process 859.587/95:

The tenement, which is held by Vera Lucia Lopes, is valid and in force, and is free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará. On November 27, 1995, it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on September 15, 2006, for a three year period covering an area of 5,000 ha, and it was valid until September 15, 2009. On July 15, 2009, it was requested the renewal of the Exploration Permit but it hasn’t been analyzed by the DNPM yet. The transfer to Aurora was submitted on November 23, 2006, but it hasn’t been approved yet.

There are no payments or royalties related to the tenements since all payments due under the terms of the agreement entered into with the previous owner have been already made.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

3.	Mineral Properties and Exploration Expenses (continued)

(b)	Gold properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil

vii.	Comandante Araras Project - DNPM Processes 853.785/93 to 853.839/93 inclusive:

Aurora has good title over the mineral rights object of the DNPM Processes number 853.785/93 to 853.839/93, which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The Comandante Arara Mineral Rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since it has not been granted an Exploration Permit yet. The Comandante Arara Mineral Rights are comprised by 55 Applications for Alluvial Mine of 50 hectares each (2747.22 ha), presented to DNPM on October 05th, 1993. The conversion to the Authorization Regime was applied on December 11st, 2008 and has not been analyzed yet, so that the Exploration Permit will be granted only after this analysis.

On October 17, 2011 the Company terminated this licence and Option Agreement by providing written notice to Samba. The Company is free of all and any future payment commitments. The interest in the properties will be formally relinquished in fiscal 2012.

The Comandante Araras Option Agreement dated July 2, 2007, and amendments dated June 2, 2008, November 10, 2008, and September 18, 2009, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the Comandante Araras property mineral rights via structured cash payments. The total option agreement payments for the mineral rights are structured as follows: November 1, 2006 R$20,000 (paid); November 15, 2006 – R$40,000 (paid); December 15, 2006 R$40,000 (paid); May 18, 2007 - R$15,000 (paid); May 29, 2007 – R$50,000 (paid); June 25, 2008 – USD $80,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 3; November 30, 2008 – USD $20,000 or 100,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (paid by Samba Minerals Limited as part of the agreement with them discussed in note 3; November 30, 2008 – 400,000 shares of Samba Minerals Limited at a deemed issue price of $0.20 per Samba share (to be issued by Samba when the Exploration Permit is granted and transferred to Aurora). The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

viii.	São João Project - DNPM Processes 851.533/94 to 851.592/94 inclusive:

On October 17, 2011 the Company terminated this licence and Option Agreement by providing written notice to Samba. The Company is free of all and any future payment commitments. The interest in the properties will be formally relinquished in fiscal 2012.

Aurora has good title over the mineral rights which were granted as DNPM Process numbers 851.533/94 to 851.592/94 inclusive and which are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São João mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of the previous holder since an Exploration Permit has not yet been granted. The São João mineral rights comprise 60 Applications for Alluvial Mine of 50 hectares each (2687.66 ha) which was presented to DNPM on May 16, 1994. On August 30, 2006 the previous holder of the Applications applied for the conversion of the Applications to Exploration Permits. When the conversion request is approved by the Authorities, the previous holder will be granted the Exploration Permit for an area of 3000 ha. The assignment of the São João mineral rights to Aurora can only be done after the approval of the Applications and the actual granting of an Exploration Permit to the previous Holder.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

3.	Mineral Properties and Exploration Expenses (continued)

The São João Option Agreement dated January 20, 2006 and amendments dated June 2, 2008 and December 2, 2008, allows the Company to perform geological surveys and assessment work necessary to ascertain the existence of possible mineral deposits which may be economically mined and to earn a 100% interest in the São João property mineral rights. Under the terms of the Option Agreement and amendments, a total amount of USD $1,435,000 (one million four hundred and thirty five thousand dollars) is due by Aurora for the acquisition of the São João mineral rights. The total option agreement payments for the mineral rights are structured as follows: April 12, 2006 – USD $20,000 (paid); September 12, 2006 – USD $25,000 (paid); September 12, 2007 – USD $60,000 (paid); June 25, 2008 - $100,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 3; December 5, 2008 – USD $40,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 3; January 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 3; February 15, 2009 – USD $30,000 (paid by Samba Minerals Limited as part of the agreement with them discussed in note 3; April 30, 2009 to March 30, 2011 – USD $8,333.33 per month (April 30, 2009 to December 31, 2010 paid by Samba Minerals Limited as part of the agreement with them discussed in note 3); July 30, 2011 – USD $950,000.

The vendor will have a 1.5% Net Smelter Royalty. The Royalty payment can be purchased at any time upon written notice to the vendor and payment in Reals (Brazilian currency) of the equivalent of USD $1,000,000. The option agreement can be terminated at any time upon written notice to the vendor and the Company will be free of any and all payment commitments yet to be due.

ix.	DNPM Processes 850.014/06, 850.581/06 and 850.256/07:

The Company has the right to acquire good title over the mineral rights object of the Tenements. The Tenements are registered in the name of Antonio Oliveira Ferreira. The exploration claims were submitted to DNPM respectively on January 19th 2006, August 8th 2006 and April 17th 2007 for gold covering the areas of 421.45 ha, 4276.03 ha and 4036.00 ha, in the Municipality of Itaituba and Jacareacanga, State of Pará. According to information obtained such claims were correctly prepared and the required documents are in place. The tenement 850.014/06 has not been transferred to Samba yet since the Exploration Permit has not been granted so far.

The Exploration Permit for the Process 850.581/06 was granted on February 15th, 2011 for a three years period, for an area of 4273.03 hectares. The transfer to Samba Brasil Mineração Ltda has not been presented yet.

The Exploration Permit for the Process 850.256/07 was granted on November 30th 2007 for a three years period but it was cancelled on May 21st 2008 because the holder didn’t pay the annual fees on time. On June 10th 2008 it was presented an appeal to have the annulment dismissed which hasn’t been analyzed yet. However, if the appeal is not approved, Samba Brasil’s rights over this tenement are guaranteed since only Samba Brasil has presented a Bid application for this process on July 18th 2008.

According to the Agreement signed between Samba Brasil and Antonio Oliveira Ferreira on June 5th 2008, a total amount of R$ 120.000,00 (one hundred and twenty thousand reais) has already been paid by Samba Brasil for the acquisition of the Tenements.

(c)	Boulder County, Colorado, U.S.A. – Front Range Gold Project

On June 15, 2010, pursuant to the Asset Purchase Agreement between Global Minerals Ltd. (“GML”) and Mount Royale Ventures, LLC (“MRV”), as Sellers, and the Company and AGC Resources LLC, the Company’s wholly-owned subsidiary (“AGC”), as Buyers, AGC acquired 50% interest in the Front Range Gold Project joint venture (“JV”), and title to the Gold Hill Mill and related equipment, and became a joint venture partner with Gold Reef Mining Company, Mi Vida Enterprises, Inc., Gold Hill Mines, Inc. and Southern Cross Prospecting Company (“Property Owners”). The purchase price consisted of $600,000 in cash and 5,000,000 shares of common stock of the Company.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

3.	Mineral Properties and Exploration Expenses (continued)

Of the $600,000 in cash payments, $100,000 was expensed as a non-refundable deposit in a previous period. The fair value of the 5 million shares issued was based on a market value of $0.40 per share on the date of the purchase, or $2,000,000. Therefore, the total consideration paid for the asset purchase was determined to be $2,500,000.

The Company allocated the consideration paid of $2,500,000 among the assets acquired resulting in $1,758,685 being allocated to the participating interest in the mineral property and $741,315 to depreciable mining and other equipment.

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

A court decision in favor of the Property Owners may have a material adverse affect on the Company’s ability to collect the purchase price, plus royalty from the sale of AGC to Devtec Management Ltd. discussed below since an unfavorable court decision may result in AGC losing its 50% interest in the JV as well as its interest in and to the Gold Hill Mill.

Sale of AGC Resources LLC

On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC, which as discussed previously owns certain properties in Boulder, Colorado (see note 3 for a discussion of the specific assets purchased by AGC in June 2010), to Devtec for a total of $2 million, plus royalty. Under the terms of the agreement, Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the nine month anniversary of the payment of the first $1 million. Additionally, Devtec will pay the Company a 5% royalty from the start of production.

The Company is unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there is uncertainty as to whether the purchase price will be collected. Further, the collection of any purchase price is also contingent on the outcome of the court case described in the notes. Given these factors, collection of the purchase price is not considered reasonably possible at the time of these consolidated financial statements given the current uncertain status of exploration work on the Boulder, Colorado properties and the uncertainties of the related legal action and thus no purchase price has been recorded as of December 31, 2011. Once collection of the purchase price becomes assured and the aforementioned uncertainties resolved, the purchase price will be recorded in the Consolidated Statements of Operations.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

3.	Mineral Properties and Exploration Expenses (continued)

Therefore, the Company is recognizing a loss on the sale of its subsidiary of $2,757,511 for the year ended December 31, 2011, which represents the net book value of the assets transferred to Devtec on June 14, 2011 (no liabilities were assumed by Devtec) as follows:

Reclamation bonds	$245,221
Buildings and equipment	$753,605
Participating interest in mineral property	$1,758,685
Total	$2,757,511

(d)	British Columbia, Canada – Kumealon Property

In February 1999, the Company acquired, by staking, a 741 acre limestone property located on the north shore of Kumealon Inlet, southeast of Prince Rupert, British Columbia, Canada. A finder’s fee of 25,000 shares of common stock of the Company was issued in connection with these claims.

In fiscal year 2000, there were no proven mineral reserves discovered and the Company continuously operated with a working capital deficiency. These conditions raised substantial doubt regarding the recovering of the capitalized acquisition cost. Pursuant to GAAP the Company wrote off the capitalized acquisition cost of $23,630 to operations. The Company's ownership interest in this property was in good standing at December 31, 2011.

On January 20, 2012 the Company relinquished the licence.

(e)	Joint Venture with Samba Minerals Limited

On October 17, 2011 the Company terminated this Joint Venture Agreement by providing written notice to Samba. The Company is free of all and any future payment commitments.

4.	Buildings and Equipment, Net

Year Ending December 31	2011 ($)	2010 ($)
Vehicles	-	107,589
Office equipment	-	66,159
Furniture and fixtures	-	21,995
Subtotal	-	195,743
Accumulated depreciation	-	(87,613)
	-	108,130
Gold Hill mill equipment	-	558,440
Gold Hill buildings	-	182,875
Closing Value	-	849,445

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

4.	Building and Equipment, Net (continued)

During the year ended December 31, 2011 management reviewed the net carrying values of the equipment to determine whether circumstances indicated that the net carrying values may not be recoverable. An impairment is considered to exist if the total estimated future cash flows, or probability-weighted cash flows on an undiscounted basis, are less than the carrying value of the assets. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable future cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular property for which identifiable cash flows exist.

Management assessed the cash flows from each asset group currently on the consolidated balance sheet in December 2011 and determined an impairment of $67,357 necessary to reflect the carrying value of the assets as December 31, 2011.

The breakdown of the net book values of the buildings and equipment by location as at fiscal year-end is Colorado $nil (2010: $756,055), and Brazil $nil (2010: $93,390).

5.	Advances Payable

During the year ended December 31, 2011 the Company received funds from advances from individuals and a company, totaling $257,000, that were non-interest bearing, were due on demand and were unsecured. As at the end of the year this total amount was reduced to $137,000 (of which $92,000 is due to a related party) due to $120,000 of this advance being converted to common stock for settlement of this indebtedness in December 2011 at $0.04 per share.

6.	Common Stock

The Company intends to finance activities by raising capital through the equity markets. In October 2011, the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and President. To date, no funds have been obtained from this offering.

On December 20, 2011, the Company entered into subscription agreements for 8,000,000 shares of common stock at a purchase price of $0.04 per share for a gross aggregate price of $320,000. Attached to each unit of common stock is one (1) series A stock purchase warrant. Each full Series A warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.08 per share for a period of eighteen months commencing on December 20, 2011 and expiring on June 20, 2013. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person, as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $25,600.

On December 15, 2011, the Company entered into debt settlement agreements with creditors and related parties in consideration for the issue of the Company’s common stock at a per share price of $0.02 per share. $218,754 was settled for 10,937,721 shares of common stock.

In September 2011, 1,671,000 shares were issued to an individual for cash at $0.10 per share. In September 2011, 150,000 shares were issued to a company for services rendered at $0.16 per share.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

6.	Common Stock (continued)

In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non cash finder’s fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. The shares were issued in May 2011. All shares issued were to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

During the period January 1 to December 31, 2010, the Company received cash of $3,895,000 from a private placement of 12,983,335 common shares at $0.30 per share, paid non cash finder’s fees of 1,126,111 shares in connection with the private placement, issued 685,900 shares in settlement of indebtedness and expenses amounting to $205,770 and paid a non cash finder’s fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the USA. The issuance of the shares were exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

7.	Stock Options and Warrants

In 2007, the Company's Board of Directors approved the 2007 Stock Option Plan (amended September 29, 2008) (“the Plan”) to offer an incentive to obtain services of key employees, directors and consultants of the Company. The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time. No Plan participant may receive stock options exercisable for more than 2,500,000 shares of Common Stock in any one calendar year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the Company's capital stock on the date of grant). The term of stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting.

The following is a summary of stock option activity for the years ended December 31, 2011 and 2010, and the status of stock options outstanding and exercisable at December 31, 2011:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) 12/31/2011	Aggregate Intrinsic value at 12/31/2011
Outstanding and exercisable at December 31, 2009	2,200,000	0.26
Forfeited	(500,000)	0.26

Outstanding and exercisable at December 31, 2010	1,700,000	0.26	-	-
Forfeited during year	(500,000)	0.26	-	-
Granted during year	7,850,000	0.09	-	-

Outstanding and exercisable at December 31, 2011	9,050,000	0.11	4.28	36,500

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.

On June 15, 2011 Michael Montgomery resigned from the board of directors, an exercise notice for the 500,000 options held were not lodged and consequently the options lapsed on July 15, 2011.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

7.	Stock Options (continued)

Effective October 11, 2011, the Company’s board of directors granted 4,200,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of October 11, 2011, with an exercise price of $0.12 per share. The term of these Options are five years. The Options are exercisable at any time from the grant date up to and including the 10th day of October, 2016.

Effective November 24, 2011, the Company’s board of directors granted 3,650,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of November 24, 2011, with an exercise price of $0.05 per share. The term of these Options are five years. The Options are exercisable at any time from the grant date up to and including the 23rd day of November, 2016.

The total fair value of options granted for the year ended December 31 2011 (2010: nil) was $393,557 and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date (October 11, 2011 and November 24, 2011) and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate (4.50% used) for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives. Volatility rates were calculated at the grant date of each option tranche and rates of 116.95% and 120.89% respectively were used.

As of December 31, 2011, there are outstanding Warrants to purchase 8,000,000 shares of common stock with an exercise price of $0.08 expiring June 2013.

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.	During the fiscal year 2011, consulting fees of $295,701 (2010: $339,591) were incurred to directors and officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.	Included in accounts payable and accrued expenses (related parties) at December 31, 2011 is nil (2010: $17,264) payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

9.	Non-Cash Investing and Financing Activities

In September 2011, 150,000 shares were issued to a company for services rendered at $0.16 per share. The shares were issued to a company who resides outside the United States of America.

In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non cash finder’s fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. The shares were issued in May 2011. The issuance of these shares had no net effect on total shareholders' equity or results of operations as they related to fees associated with issuance of shares.

In September 2010 the Company issued 685,900 shares of common stock of the Company in settlement of indebtedness amounting to $205,770; paid a non cash finder’s fee of 1,126,111 shares of common stock of the Company in connection with the private placement of 12,983,335 shares at $0.30 per share completed in April 2010; and paid a non cash finder’s fee of 500,000 shares in connection with a property acquisition valued at $0.30 per share. The shares were issued to individuals and companies who reside outside the United States of America.

In June 2010, pursuant to an Asset Purchase Agreement, the Company issued 5 million shares of its common stock, which were authorized for issuance at $0.40 per share for the acquisition of assets further discussed in Note 3, and acquired Global Minerals Ltd. 50% participating interest in the joint venture agreement dated December 18, 2002 between Consolidated Global Minerals Ltd and the property owners of the Front Range Gold JV property.

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

10.	Income Taxes

a.	The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. The Company has net losses for tax purposes in the United States and Brazil totaling approximately $12,067,183 and $7,169,598, respectively, which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2011 and 2010. The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations. The right to claim the tax losses in the United States expire according to the following table:

Fiscal Year of Expiry	Amount $
2012	564,000
2018	331,000
2019	795,000
2020	550,000
2022	138,000
2023	90,000
2024	222,000
2025	457,000
2026	1,094,000
2027	800,000
2028	561,000
2029	479,000
2030	2,065,000
2031	3,921,183
12,067,183

Tax losses carried forward in Brazil have no expiration date and are available to offset up to 30% of annual income before tax in any year.

b.	The tax effects of temporary differences that give rise to the Company's net deferred tax asset are as follows:

	2011 $	2010 $
Tax loss carry forwards	6,540,506	5,180,000
Valuation allowance	(6,754,903)	(5,294,000)
Stock compensation expense	214,397	114,000
	-	-

c.	The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	2011 $	2010 $
Tax at statutory rate	(1,573,295)	(783,000)
Movement in deferred tax asset	212,349	743,000
Change in valuation allowance for deferred tax asset	1,460,903	-
Other	(99,957)	40,000
Income tax expense	$-	$-

AURORA GOLD CORPORATION

Notes to the consolidated financial statements

December 31, 2011 and 2010

11.	Subsequent events

(a)	Effective January 13, 2012, the Company’s board of directors granted 1,600,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of January 13, 2012, with an exercise price of $0.05 per share. The term of these Options are five years. The Options are exercisable at any time from the grant date up to and including the 12th day of January 2017.
(b)	On 20th January 2012 the Company’s Kumealon claim over the property was relinquished.

