Form 10-Q
period 2012-03-31
AURORA GOLD CORP
filed 2012-05-15
CIK 1037049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-24393

AURORA GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Incorporated in the State of Delaware

(State or other jurisdiction of incorporation or organization)

13-3945947

(I.R.S. Employer Identification No.)

Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland

(Address of principal executive offices)

+41 7887 96966

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2012
Common Stock - $0.001 par value	111,903,489

This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in this report.

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

2	AURORA GOLD CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AURORA GOLD CORPORATION
(An exploration stage enterprise)	As at	As at
Consolidated Balance Sheets	March 31	December 31
	2012 (Unaudited)	2011
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	81,828	237,426
Total current assets	81,828	237,426
Total assets (all current)	81,828	237,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	433,862	400,644
Advances payable	-	45,000
Advances payable – related party	32,000	92,000
Total current liabilities	465,862	537,644

Stockholders’ Equity (Deficiency)
Common stock
Authorized: 300,000,000 (December 31, 2011: 300,000,000) common shares with par value of $0.001 each
Issued and outstanding:
111,903,489 (December 31, 2011: 109,912,589) common shares	111,904	109,913
Advances for stock subscriptions	37,513	20,000
Additional paid-in capital	22,202,138	22,040,994
Accumulated deficit during the exploration stage	(22,646,410)	(22,400,600)
Accumulated other comprehensive income (loss)	(89,179)	(70,525)
Stockholder’ equity (deficiency)	(384,034)	(300,218)
Total liabilities and stockholders’ equity (deficiency)	81,828	237,426

The accompanying notes are an integral part of these consolidated financial statements.

3	AURORA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

AURORA GOLD CORPORATION	Cumulative	For the	For the
(An exploration stage enterprise)	October 19, 1995	Three Months	Three Months
Consolidated Statements of Comprehensive	(inception)	Ended	Ended
Income (Loss)	to March 31	March 31	March 31
(Unaudited)	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$

Operating Expenses
General and administrative	2,425,587	88,673	54,738
Depreciation and amortization	145,126	-	5,101
Imputed interest on loan payable – related party	1,560	-	-
Interest and bank charges	394,119	(138)	2,750
Foreign exchange loss (gain)	(13,756)	1,563	594
Professional fees – accounting and legal	1,816,207	8,171	35,958
Property search and negotiation	479,695	-	-
Salaries, management and consulting fees	3,590,432	119,259	116,009
Exploration expenses	9,759,621	28,282	169,551
Write-off of equipment	240,338	-	-
	18,838,929	245,810	384,701
Other income (loss)
Gain (loss) on disposition of subsidiary	(2,541,037)	-	-
Interest income	22,353	-	-
Gain on sale of rights to Matupa agreement (net)	80,237	-	-
Loss on investments	(37,971)	-	-
Loss on spun-off operations	(316,598)	-	-
Loss on debt extinguishment	(1,014,465)	-	-
	(3,807,481)	-	-
Net Loss	(22,646,410)	(245,810)	(384,701)
Other comprehensive income (loss)
Foreign currency translation adjustments		(18,654)	420
Comprehensive income (loss)		(264,464)	(384,281)

Net Loss Per Share – Basic and Diluted		*	*
Weighted Average Shares Outstanding – Basic and Diluted		110,284,515	88,703,868

* amount is less than $(0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

4	AURORA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

AURORA GOLD CORPORATION	Cumulative	For the	For the
(An exploration stage enterprise)	October 19, 1995	Three Months	Three Months
Consolidated Statements of Cash Flows	(inception)	Ended	Ended
	to March 31	March 31	March 31
(Unaudited)	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
Net loss for the period	(22,646,410)	(245,810)	(384,701)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	145,126	-	5,101
Stock compensation expense on stock option grants	1,612,033	43,681	-
Expenses satisfied with issuance of common stock	1,202,054	-	-
Expenses satisfied with transfer of marketable securities	33,903	-	-
Imputed interest on loan payable - related parties	1,560	-	-
Write-off of mineral property assets	240,338	-	-
Adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
Loss on disposal of subsidiary	2,757,511	-	-
Realized loss on investments	37,971	-	-
Gain on sale of rights to Matupa agreement (net)	(80,237)	-	-
Realized loss on debt extinguishment	1,014,465	-	-
Foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Change in operating assets and liabilities
Decrease (Increase) in receivables and other assets	(206,978)	-	-
(Increase) decrease in prepaid expenses and other assets	(20,459)	-	(22,720)
Increase (decrease) in accounts payable and accrued expenses (including related party)	1,137,210	30,159	(41,938)
Net Cash Used in Operating Activities	(14,479,949)	(171,970)	(444,258)
Cash Flows From Investing Activities
Purchase of equipment	(205,348)	-	-
Proceeds on disposal of equipment	16,761	-	-
Payment for mineral property Reclamation Bonds	(245,221)	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs and related equipment	(672,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net Cash Used in Investing Activities	(1,085,450)	-	-
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	14,061,952	17,513	-
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	-
Net proceeds from (payments on) advances payable	45,000	-	-
Net proceeds from (payments on) advances payable – related parties	92,000	-	-
Net Cash Provided by Financing Activities	15,457,204	17,513	-
Effect of Exchange Rate Changes on Cash	190,023	(1,141)	319
(Decrease) Increase in Cash	81,828	(155,598)	(443,939)
Cash at Beginning of Period	-	237,426	579,191
Cash at End of Period	81,828	81,828	135,252

The accompanying notes are an integral part of these consolidated financial statements.

5	AURORA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

AURORA GOLD INCORPORATED					Accumulated	Accumulated	Total
(An exploration stage enterprise)			Additional	Advances for	(deficit) during	other	stockholders'
Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	comprehensive	equity
October 19, 1995 (inception) to March 31, 2012	Shares	Amount	capital	Subscriptions	Stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, October 10, 1995	-	-	-	-	-	-	-
Issuance of common stock for settlement of indebtedness	11,461,153	11,461	-	-	-	-	11,461
Net (loss) for the period			-	-	-	-	-
Balance December 31, 1995	11,461,153	11,461	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-	-	(7,641)
Issuance of common stock for - cash at $0.001 per share	5,800,000	5,800	341,761	-	-	-	347,561
- resource property	300,000	300	2,700	-	-	-	3,000
Net (loss) for the period					(361,208)	-	(361,208)
Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	(6,827)
Issuance of common stock for - cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	745,158
Net (loss) for the period				-	(615,880)	-	(615,880)
Balance December 31, 1997	10,670,387	10,670	1,088,869	-	(977,088)	-	122,451
Issuance of common stock for:
- settlement of indebtedness	96,105	96	68,601	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	107,500
Grant of options to employees and directors			518,900	-	-	-	518,900
Grant of options to consultants			172,100	-	-	-	172,100
Net (loss) for the period				-	(1,151,604)	-	(1,151,604)
Balance December 31, 1998	11,181,492	11,181	2,259,304	-	(2,128,692)	-	141,794
Issuance of common stock for:
- settlement of indebtedness	231,286	231	160,151	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	20,312
Grant of options to consultants			29,500	-	-	-	29,500
Cash advanced on stock subscriptions				425,000	-		425,000
Net (loss) for the period				-	(855,391)	-	(855,391)
Balance December 31, 1999	11,460,649	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)
Issuance of common stock for:
- settlement of indebtedness	199,000	199	99,301	-	-	-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	(175,000)	-	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	(250,000)	-	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-	4,050
Spin-off of Aurora Metals (BVI) Limited			316,498	-	-	-	316,498
Net (loss) for the period				-	(677,705)	-	(677,705)
Balance December 31, 2000	12,873,943	12,874	3,271,163	-	(3,661,788)	-	(377,751)
- Net income for the period				-	128,545	-	128,545

6	AURORA GOLD CORPORATION

AURORA GOLD INCORPORATED					Accumulated	Accumulated	Total
(An exploration stage enterprise)			Additional	Advances for	(deficit) during	other	stockholders'
Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	comprehensive	equity
October 19, 1995 (inception) to March 31, 2012	Shares	Amount	capital	Subscriptions	Stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
- Unrealized holding losses on available-for-sale securities				-	-	(141,928)	(141,928)
Balance December 31, 2001	12,873,943	12,874	3,271,163	-	(3,533,243)	(141,928)	(391,134)
Issuance of common stock for:
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	355,200
- Net loss for the period				-	(137,329)	-	(137,329)
- Unrealized holding losses on available-for-sale securities				-	-	141,928	141,928
Balance, December 31, 2002	16,581,981	16,582	3,622,655	-	(3,670,572)	-	(31,335)
Issuance of common stock for:
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	25,000
- Net loss for the period				-	(96,404)	-	(96,404)
- Unrealized holding losses on available-for-sale securities				-	-	-	-
Balance, December 31, 2003	19,434,431	19,434	3,762,361	-	(3,766,976)	-	14,819
Issuance of common stock for:
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	22,500
Imputed interest			1,560	-	-	-	1,560
- Net loss for the period				-	(223,763)	-	(223,763)
- Unrealized holding losses on available-for-sale securities				-	-	-	-
Balance, December 31, 2004	19,534,431	19,534	3,786,321	-	(3,990,739)	-	(184,884)
Issuance of common stock for:
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	162,500
- Net (loss) for the period				-	(457,271)	-	(457,271)
- Unrealized holding losses on available-for-sale securities				-	-	(4,614)	(4,614)
Balance, December 31, 2005	36,218,522	36,218	4,582,137	-	(4,448,010)	(4,614)	165,731
Issuance of common stock for - cash in February 2006 at $0.50 per share less issuance costs of $110,000:	8,000,000	8,000	3,882,000	-	-	-	3,890,000
- non cash finder's fee in December 200 at $0.70 per share	250,000	250	174,750	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
- Net (loss) for the period				-	(5,463,855)	-	(5,463,855)
- Foreign currency translation adjustments				-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss				-	-	4,614	4,614
Balance, December 31, 2006	45,468,522	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)
Issuance of common stock for:
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	250,000
- cash in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per share	250,000	250	49,750	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	800,000
Stock option compensation expense			454,295	-	-	-	454,295
- Net (loss) for the period				-	(3,259,732)	-	(3,259,732)
- Foreign currency translation adjustments				-	-	(65,255)	(65,255)
Balance, December 31, 2007	55,218,522	55,218	11,932,432	-	(13,171,597)	(68,947)	(1,252,894)

7	AURORA GOLD CORPORATION

AURORA GOLD INCORPORATED					Accumulated	Accumulated	Total
(An exploration stage enterprise)			Additional	Advances for	(deficit) during	other	stockholders'
Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	comprehensive	equity
October 19, 1995 (inception) to March 31, 2012	Shares	Amount	capital	Subscriptions	Stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
- Issuance of common stock for - non cash finder's fee in July 2008 at $0.10 per share	250,000	250	24,750	-	-	-	25,000
- settlement of indebtedness in December2008 at $0.06 per share	2,603,333	2,603	153,597	-	-	-	156,200
- Net (loss) for the period				-	(520,105)	-	(520,105)
- Foreign currency translation adjustments				-	-	36,259	36,259
Balance, December 31, 2008	58,071,855	58,071	12,110,779	-	(13,691,702)	(32,688)	(1,555,540)
- Issuance of common stock for - settlement of indebtedness in September 2009 at $0.15 per share	5,000,000	5,000	1,748,616	-	-	-	1,753,616
- cash in September 2009 at $0.10 per share less finder's fee	3,000,000	3,000	255,000	-	-	-	258,000
- non cash finder's fee September 2009 at $0.10 per share	420,000	420	41,580	-	-	-	42,000
- settlement of indebtedness in November 2009 at $0.18 per share	100,000	100	17,899	-	-	-	17,999
- settlement of indebtedness in November 2009 at $0.24 per share	150,000	150	35,611	-	-	-	35,761
- cash in December 2009 at $0.30 per share	1,666,667	1,667	498,333	-	-	-	500,000
- Net (loss) for the period				-	(1,779,477)	-	(1,779,477)
- Foreign currency translation adjustments				-	-	(60,171)	(60,171)
Balance, December 31, 2009	68,408,522	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)
- Issuance of common stock for cash in April 2010 at $0.30 per share less finder's fee (paid with 1,126,111 shares included herein)	14,109,446	14,110	3,880,890	-	-	-	3,895,000
- non cash property acquisition in June 2010 at $0.40 per share	5,000,000	5,000	1,995,000	-	-	-	2,000,000
- settlement of indebtedness in September 2010 at $0.30 per share	160,500	161	47,989	-	-	-	48,150
- settlement of indebtedness in September 2010 at $0.30 per share	325,400	325	97,295	-	-	-	97,620
- payment of expenses in September 2010 at $0.30 per share	200,000	200	59,800	-	-	-	60,000
- non cash finder's fee in September 2010 related to the June 2010 property acquisition at $0.30 per share	500,000	500	149,500	-	-	-	150,000
- Net (loss) for the period				-	(2,302,083)	-	(2,302,083)
- Foreign currency translation adjustments				-	-	(198)	(198)
Balance, December 31, 2010	88,703,868	88,704	20,938,292	-	(17,773,262)	(93,057)	3,160,677
-Issuance of common stock for non cash finder’s fee in May 2011 at $0.042 per share	450,000	450	(450)	-	-	-	-
-Issuance of common stock for cash in September 2011 at $0.10 per share	1,671,000	1,671	165,429	-	-	-	167,100
-Issuance of common stock for settlement of indebtedness in September 2011 at $0.16 per share	150,000	150	24,350	-	-	-	24,500
-Issuance of common stock for settlement of indebtedness in December 2011 at $0.02 per share	10,937,721	10,938	207,816				218,754
-Issuance of common stock for cash in December 2011 at $0.04 per share	8,000,000	8,000	312,000				320,000

8	AURORA GOLD CORPORATION

AURORA GOLD INCORPORATED					Accumulated	Accumulated	Total
(An exploration stage enterprise)			Additional	Advances for	(deficit) during	other	stockholders'
Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	comprehensive	equity
October 19, 1995 (inception) to March 31, 2012	Shares	Amount	capital	Subscriptions	Stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
-Issuance of common stock for cash in December 2011 at $0.04 per share - oversubscribed				20,000			20,000
-Stock option compensation expense			393,557				393,557
- Net (loss) for the period				-	(4,627,338)	-	(4,627,338)
- Foreign currency translation adjustments				-	-	22,532	22,532
Balance, December 31, 2011	109,912,589	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012 at $0.06 per share	1,990,900	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 at $0.06 per share – shares not issued as at March 31, 2012				17,513			17,513
Stock option compensation expense			43,681				43,681
- Net (loss) for the period					(245,810)		(245,810)
- Foreign currency translation adjustments						(18,654)	(18,654)
Balance, March 31, 2012	111,903,489	111,904	22,202,138	37,513	(22,646,410)	(89,179)	(384,034)

The accompanying notes are an integral part of these consolidated financial statements.

9	AURORA GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern and Management’s Plans

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the period ended March 31, 2012, operating activities used cash of $171,970 (March 31, 2011:$444,258). The Company requires additional funds to meet its obligations and maintain its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. The Company currently has a Prospectus out on offer and these details are included in further detail in these notes. There is however no assurance that such additional funding will be available to the Company when required, or on terms acceptable to the Company. In the event that the Company cannot obtain additional funds, on a timely basis, or the operations do not generate sufficient cash flow, the Company may be forced to curtail development or cease activities. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.	Summary of Significant Accounting Policies

a.	Basis of Preparation

The Company follows accounting standards set by the Financial Accounting Standards Board (FASB). The FASB sets accounting principles generally accepted (GAAP) in the United States that the Company follows to ensure they consistently report their financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (ASC) or also referred to as Codification.

These interim consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries, Aurora Gold Mineração Ltda ("Aurora Gold Mineração") and AGC Resources LLC (“AGC”) (through to date of disposition of AGC, June 14, 2011). Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s audited consolidated financial statements for the year ended December 31, 2011. In the opinion of the management of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

b.	Use of Estimates

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

10	AURORA GOLD CORPORATION

2.	Summary of Significant Accounting Policies (Continued)

c.	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased. The Company did not have any cash equivalents at March 31, 2012 and 2011. Amounts paid for income taxes during the periods ended March 31, 2012 and 2011 were nil; and for interest paid nil respectively.

d.	Buildings and Equipment

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

e.	Mineral Property Reclamation Bonds and Other Related Refundable Costs

Costs paid for the purchase of reclamation bonds and other related costs that are refundable are capitalized.  If amounts paid are not to be refunded then they will be expensed when it is determined they will not be refunded.

f.	Mineral Properties and Exploration Expenses

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2012 and 2011, the Company does not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration or development work, the program of works and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value.

11	AURORA GOLD CORPORATION

2.	Summary of Significant Accounting Policies (Continued)

The recoverability of the amounts recorded for mineral properties is dependent on the confirmation of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to successfully complete their development and the attainment of future profitable operations or proceeds from disposal.

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

g.	Stock-Based Compensation

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with GAAP. Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Sholes option pricing model and is recognized to expense on a straight-line basis over the requisite service period, which is generally the vesting period. Where upon grant the options vest immediately the stock-based costs are expensed immediately.

h.	Interest Expense

Interest expense for the periods ended March 31, 2012 and 2011 were nil.

i.	Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD). Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Real’s. At the periods ended March 31, 2012 and 2011 the Brazilian Real exchange rate to the USD was $0.5982 to 1 Real (March 31, 2011: USD $0.53570 to 1 Real).

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in USD, at the rate of exchange at the balance sheet date. Income and expenses of these subsidiaries are translated at the average rate of exchange throughout the reporting period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of operations.

j.	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company places its cash with high credit quality financial institutions in Brazil and Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of March 31, 2012 and 2011 respectively. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

k.	Fair Value of Financial Instruments and Risks

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

12	AURORA GOLD CORPORATION

2.	Summary of Significant Accounting Policies (Continued)

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Brazil) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the USD.

l.	Income Taxes

The Company has adopted ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In July 2006, the FASB issued an interpretation, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with GAAP. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Estimated interest and penalties related to recording uncertain tax positions when recorded are included as a component of income tax expense on the consolidated statement of operations. The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The Company’s tax returns are open to audit for the years ending December 31, 2008 to 2011 respectively.

m.	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities. During the three months ended March 31, 2012 and 2011 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred. Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period. Stock options outstanding as at March 31, 2012 were 10,450,000 (2011:1,700,000). Warrants outstanding as at March 31, 2012 were 8,000,000 (2011:nil).

n.	Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K.

13	AURORA GOLD CORPORATION

2.	Summary of Significant Accounting Policies (Continued)

o.	Recent Accounting Pronouncements

The Company considers the effects of new accounting pronouncements on the accounting, presentation and disclosure of its consolidated financial statements, as such pronouncements become known. In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income or ASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

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

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011 and the Company adopted this guidance effective January 1, 2012. In the consolidated statements of comprehensive income (loss) the Company has presented comprehensive income in a single continuous statement.

At present, there are no other such pronouncements not yet effective that the Company expects will have a material impact on these consolidated financial statements.

14	AURORA GOLD CORPORATION

3.	Mineral Properties and Exploration Expenses

(a)	São Domingos Project in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil, Department of National Production Minerals (DNPM) Processes 850.684/06 and 850.782/05:

i.	DNPM Processes 850.684/06:

Aurora has good title over the mineral rights, which were granted as DNPM Process number 850.684/06 and which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. The São Domingos mineral rights are located at the Municipality of Itaituba, State of Pará, and are registered in the name of Aurora. On September 13, 2006 the Company applied to the DNPM for the conversion of the Application to an Exploration Permit covering an area of 4,914.18 hectares. No payments or royalties are due regarding DNPM Process 850.384/06.

ii.	DNPM Processes 850.782/05:

Aurora has good title over the mineral rights object of the DNPM Process No. 850.782/05, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. On November 8, 2005 it was submitted to DNPM the Exploration Claim for gold in the Municipality of Itaituba, State of Pará. The Exploration Permit was granted on November 28, 2006 for a three-year period. The transfer to Aurora was approved on March 24, 2009 and on September 28, 2009 it was requested the renewal of the Exploration Permit. This area was reduced from 6,756 hectares to 5,651.98 hectares due to the overlapping with Garimpeira (alluvial) Mining properties held by Mr Celio Paranhos. However the DNPM´s general attorney in Brasilia agreed with Aurora’s legal thesis and nullified all applications filed by Mr Paranhos (about to 1,900 applications). A new Exploration Permit rectifying the previous one was granted on August 20, 2010 for a three-year period, for an area of 6,656.20 hectares. No payments or royalties are due regarding the DNPM Process 850.782/05 since it was acquired through a permutation agreement with Altoro Mineração Ltda.

iii.	DNPM Processes 850.012/06 and 850.013/06:

The exploration claims were submitted to DNPM on January 19, 2006, for gold covering an area of 1,128.08 hectares and 750.55 hectares respectively, in the Municipality of Itaituba, State of Pará. According to information obtained such claims were correctly prepared and the required documents are in place. The tenements 850.012/06 and 850.013/06 are held by Mr Antonio Oliveira Ferreira and were submitted to DNPM on January 19, 2006. The tenements are located at Itaituba, State of Pará and are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes, but the area was blocked since it is inside of a Garimpeira Reserve. The transfer to Aurora will be submitted after the Exploration Permits are granted. There are no payments or royalties related to the tenements according to the agreement entered into with the previous owner.

iv.	DNPM Process 850.119/06:

The exploration claim was submitted to DNPM on March 7, 2006, for gold covering an area of 1,068.72 hectares, in the Municipality of Itaituba, State of Pará. Aurora has good title over the mineral rights object of the DNPM Process No. 850.119/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. The Exploration Permit has not been granted yet. The above-mentioned area is not related to any payments or royalties to third parties since Aurora claimed them directly.

v.	DNPM Process 859.587/95:

The tenement, which is held by Vera Lucia Lopes, is valid and in force, and is free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará. On November 27, 1995, it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on September 15, 2006, for a three-year period covering an area of 5,000 hectares, and it was valid until September 15, 2009. On July 15, 2009, it was requested the renewal of the Exploration Permit but it hasn’t been analyzed by the DNPM yet. The transfer to Aurora was submitted on November 23, 2006, but it hasn’t been approved yet. There are no payments or royalties related to the tenements since all payments due under the terms of the agreement entered into with the previous owner have been already made.

15	AURORA GOLD CORPORATION

3.	Mineral Properties and Exploration Expenses (continued)

(b)	Gold properties in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil, Department of National Production Minerals (DNPM) Processes

vi.	Comandante Araras Project - DNPM Processes 853.785/93 to 853.839/93 inclusive (relinquished):

On October 17, 2011 the Company terminated this licence and Option Agreement by providing written notice to Samba. The Company is free of all and any future payment commitments. The interest in the properties was formally relinquished in January 2012.

vii.	São João Project - DNPM Processes 851.533/94 to 851.592/94 inclusive (relinquished):

On October 17, 2011 the Company terminated this licence and Option Agreement by providing written notice to Samba. The Company is free of all and any future payment commitments. The interest in the properties was formally relinquished in January 2012.

viii.	DNPM Processes 850.014/06, 850.581/06 and 850.256/07:

The Company has the right to acquire good title over the mineral rights object of the Tenements. The Tenements are registered in the name of Antonio Oliveira Ferreira. The exploration claims were submitted to DNPM respectively on January 19, 2006, August 8, 2006 and April 17, 2007 for gold covering the areas of 421.45 hectares, 4276.03 hectares and 4036.00 hectares, in the Municipality of Itaituba and Jacareacanga, State of Pará. According to information obtained such claims were correctly prepared and the required documents are in place. The tenement 850.014/06 has not been transferred to Samba yet since the Exploration Permit has not been granted so far. The Exploration Permit for the Process 850.581/06 was granted on February 15, 2011 for a three-year period, for an area of 4273.03 hectares. The transfer to Samba Brazil Mineração Ltda has not been presented yet. The Exploration Permit for the Process 850.256/07 was granted on November 30, 2007 for a three-year period but it was cancelled on May 21, 2008 because the holder didn’t pay the annual fees on time. On June 10, 2008 it was presented an appeal to have the annulment dismissed, which hasn’t been analyzed yet. However, if the appeal is not approved, Samba Brazil’s rights over this tenement are guaranteed since only Samba Brazil has presented a Bid application for this process on July 18 2008. According to the Agreement signed between Samba Brazil and Antonio Oliveira Ferreira on June 5, 2008, a total amount of 120,000 Brazilian Real’s has already been paid by Samba Brazil for the acquisition of the Tenements.

(c)	British Columbia, Canada – Kumealon Property (relinquished)

On January 20, 2012 the Company’s Kumealon claim over the property was relinquished.

4.	Advances Payable

During March 2012, the Company entered into debt settlement agreements for $105,000 of advances received from a director of the Company and a company during fiscal 2011. As at March 31, 2012 advances payable were $32,000.

5.	Common Stock

The Company intends to finance activities by raising capital through the equity markets. In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and Chief Financial Officer. To date, no funds have been obtained from this offering.

During March 2012, the Company entered into debt settlement agreements for advances received from a director of the Company and a company during fiscal 2011 as well as $14,454 of amounts in accounts payable and accrued expenses. $119,454 was settled for 1,990,900 shares of common stock at an issue price of $0.06 per share. As at March 31, 2012 advances on stock subscriptions were $37,513 and received during this quarter.

16	AURORA GOLD CORPORATION

5.	Common Stock (continued)

In March 2012, the Company entered into subscription agreements for 625,217 shares of common stock at a purchase price of $0.06 per share for a gross aggregate price of $37,513. Share certificates were not issued as at March 31, 2012. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $48,000 on the total maximum $600,000 subscription that is being offered.

On December 20, 2011, the Company entered into subscription agreements for 8,000,000 shares of common stock at a purchase price of $0.04 per share for a gross aggregate price of $320,000. Attached to each unit of common stock is one (1) series A stock purchase warrant. Each full Series A warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.08 per share for a period of eighteen months commencing on December 20, 2011 and expiring on June 20, 2013. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $25,600. The actual amount included in creditors for the period ended March 31, 2012 was $8,800. It is anticipated this will be the total amount of commission paid.

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

In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non-cash finder’s fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. The shares were issued in May 2011. All shares issued were to individuals and companies who reside outside the United States of America. The issuance of the shares was exempt from the registration requirements of Securities Act by virtue of Section 4(2) thereof as well as the exemption from registration requirements afforded by Regulation S.

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

17	AURORA GOLD CORPORATION

6.	Stock Options (continued)

The following is a summary of stock option activity and the status of stock options outstanding and exercisable at March 31, 2012:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At

Outstanding and exercisable at December 31, 2011	9,050,000	0.11	4.28	36,500
Forfeited during March 31, 2012	(200,000)	0.26	-	-
Granted during March 31, 2012	1,600,000	0.05	-	-

Outstanding and exercisable at March, 31, 2012	10,450,000	0.09	4.21	42,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2012.

On June 15, 2011 Michael Montgomery resigned from the board of directors, an exercise notice for the 500,000 options held was not lodged and consequently the options lapsed on July 15, 2011.

Effective October 11, 2011, the Company’s board of directors granted 4,200,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of October 11, 2011, with an exercise price of $0.12 per share. The term of these Options are five years. The Options are exercisable at any time from the grant date up to and including October 10, 2016.

Effective November 24, 2011, the Company’s board of directors granted 3,650,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of November 24, 2011, with an exercise price of $0.05 per share. The term of these Options are five years. The Options are exercisable at any time from the grant date up to and including November 23, 2016.

During the quarter ended March 31, 2012, Cameron Richardson departed the Company, an exercise notice for the 200,000 options held was not lodged and consequently the options lapsed during the quarter.

Effective January 13, 2012, the Company’s board of directors granted 1,600,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of January 13, 2012, with an exercise price of $0.05 per share. The term of these Options are five years. The Options are exercisable at any time from the grant date up to and including January 12, 2017.

The total fair value of options granted for the period ended March 31, 2012 was $43,681 (March 31, 2011: nil) and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date (January 13, 2012) and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate (4.50% used) for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives. Volatility rates were calculated at the grant date of the option tranche and a rate of 120.89% was used.

As of March 31, 2012, there are outstanding Warrants to purchase 8,000,000 shares of common stock with an exercise price of $0.08 expiring June 2013.

18	AURORA GOLD CORPORATION

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a)	During the reporting period ended March 31, 2012 consulting fees of $110,751 (March 31, 2011:$84,277) were incurred to directors and officers (or companies of the officers and directors) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.
b)	Included in accounts payable and accrued expenses (related parties) as at March 31, 2012 and December 31, 2011 were $94,103 and $nil respectively payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.
c)	Effective January 13, 2012, the Company’s board of directors granted 1,600,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan to Directors (800,000 each to Mr Lars Pearl and Mr Agustin Gomez De Segura). Each of the Options has an issue date, effective date and vesting date of January 13, 2012, with an exercise price of $0.05 per share. The term of these Options are five years. The Options are exercisable at any time from the grant date up to and including January 12, 2017.

8.	Non-Cash Investing and Financing Activities

In September 2011, 150,000 shares were issued to a company for services rendered at $0.16 per share. The shares were issued to a company who resides outside the United States of America.

In April 2011, as an incentive to assist with future private placements, the Company authorized the payment of a non-cash finder’s fee of 450,000 shares of common stock of the Company in connection with the private placement completed in April 2010. The shares were issued in May 2011. The issuance of these shares had no net effect on total shareholders' equity or results of operations as they related to fees associated with issuance of shares.

9.	Subsequent Events

a)	On April 10, 2012, the Company entered into a services agreement (the “LP Services Agreement”) with Lars Pearl, the Company’s Chief Executive Officer, pursuant to which Mr Pearl will serve as the Company’s Chief Executive Officer. Pursuant to the terms of the LP Services Agreement, Mr Pearl will be paid a monthly service fee of 12,000 Swiss Francs, plus Value Added Tax, if applicable, effective as of April 1, 2012. The Services Agreement may be terminated by mutual consent upon no less than 30 days prior notice. In the event the Company terminates the Services Agreement without cause, the Company shall pay Mr Pearl a severance of six month’s salary.
b)	On April 10, 2012, the Company entered into a services agreement (the “AS Services Agreement”) with Agustin Gomez de Segura, the Company’s Chairman and sole independent director, pursuant to which Mr Segura will serve as the Company’s Chairman and independent director. Pursuant to the terms of the AS Services Agreement, Mr Segura will be paid a monthly service fee of $3,000, plus Value Added Tax, if applicable, effective as of April 1, 2012. The AS Services Agreement may be terminated by mutual consent upon no less than 30 days prior notice. In the event the Company terminates the Services Agreement without cause, the Company shall pay Mr Segura a severance of three month’s salary.
c)	Effective as of April 10, 2012, the Company’s Board of Directors granted 200,000 stock purchase options (the “Options”) to Global Strategic Synergies Pty Ltd pursuant to the Company’s 2007 Stock Option Plan. The Options have an issue date, effective date and vesting date of April 10, 2012, with an exercise price of $0.065 per share. The term of these Options is five years. The Options are exercisable at any time from the grant date up to and including the April 9, 2017.
d)	Registration Statement on Form S-1 (File No. 333-177589) was filed for the purpose of incorporating more current extracts form the Company’s Annual Report on Form 10-K and the most recent financial statements contained therein on April 5, 2012. The information in this Prospectus is not complete and may be changed. These securities may not be sold until the registration statement filed with the Securities and Exchange Commission is effective.
e)	On April 16, 2012, the Company entered into subscription agreements for 1,316,000 shares of common stock at a purchase price of $0.06 per share for a gross aggregate price of $78,960. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $48,000 on the total maximum $600,000 subscription.

19	AURORA GOLD CORPORATION

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF aurora gold corporation SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This portion of the Quarterly Report provides management's discussion and analysis (MD&A) of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as of and for the three-month period ended March 31, 2012, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three month periods ended March 31, 2012 and 2011 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2011 and the related annual MD&A included in the December 31, 2011 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified. For the purposes of preparing this MD&A, we consider the materiality of information. Information is considered material if: (i) such information results in, or would reasonably be expected to result in, a significant change in the market price or value of Aurora Gold Corporation's shares; or (ii) there is a substantial likelihood that a reasonable investor would consider it important in making an investment decision or if it would significantly alter the total mix of information available to investors. Materiality is evaluated by reference to all relevant circumstances, including potential market sensitivity. This document contains numerous forward-looking statements relating to our business. The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information we believe reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from our future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Background

The Company was incorporated under the laws of the State of Delaware on October 10, 1995 , under the name "Chefs Acquisition Corp." Initially formed for the purpose of engaging in the food preparation business, the Company redirected business efforts in late 1995 following a change of control, which occurred on October 30, 1995, to the acquisition, exploration and development of mineral resource properties. The Company name changed to “Aurora Gold Corporation” on August 20, 1996 to more fully reflect the resource exploration business activities.

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

The Company currently has an interest in a strategic land package of nine (9) properties none of which contain any reserves . The Company has no revenues, has sustained losses since inception and has been issued an opinion by the auditors expressing substantial doubt about the ability to continue as a going concern. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

20	AURORA GOLD CORPORATION

Exploration and Development

Exploration Activities

The Company is a junior mineral exploration company and conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland. The telephone number is (+41) 7887-96966. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

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

The Company currently has an interest in a strategic land package of nine (9) properties none of which contain any reserves . The Exploration licence areas are divided into 2 groups, the Săo Domingos and the Sao Joao areas.

Mining Properties

The Company has calculated a body of mineralized material to Guide 7 standards calculated in accordance with the Australasian Joint Ore Reserves Committee (the “JORC”) code for reporting of Mineral Resources and Ore Reserves (the “JORC Code”). The JORC resource is currently estimated at 130,000 ounces at 2.0 g/t calculated on a 0.5 g/t cut off. This mineralized material is located on the Săo Domingos property discussed below. The rest of the Brazil properties are in the preliminary exploration stage and do not contain any known bodies of ore. The Company is also examining data relating to the potential acquisition of other exploration properties in Latin America, South America .

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

The Company currently has an interest in nine (9) properties located in Tapajos gold province in Para State, Brazil, Colibri and Sao Domingo, and due to their proximity to each other, the 2 properties are jointly called the Sao Domingo project.  The Company has conducted exploration activities on the properties and have ranked the properties in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on the properties if further exploration work is not warranted .

The geology of the Săo Domingos property is predominantly composed of paleo-proterozoic Parauari Granites that play host to a number of gold deposits in the Tapajos Basin. Typical Granites of the younger Maloquinha Intrusive Suite have been noticed in the vicinity of Molly Gold Target, and basic rocks considered to be part of the mesoproterozoic Cachoeira Seca Intrusive Suite occur around the Esmeril target area. The Săo Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings. The Săo Domingos property lies in the Tapajos Province of Para State, Brazil It is situated approximately 250 km SE of Itaituba, the regional centre.   Small aircraft service Itaituba daily and on occasions flights can be sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and ‘wet’ season site access is granted via light aircraft utilizing the local airstrip.

21	AURORA GOLD CORPORATION

Tenures from the Department of National Production Minerals (DNPM) are disclosed in the aforementioned notes to the financial statements.

Results of Operations

Three months ended March 31, 2012 versus three months ended March 31, 2011

Revenues and Net Loss – The Company has yet to generate any revenues or establish any history of profitable operations. The Company recorded a net loss of $245,810 (March 31, 2011: net loss $384,701) or $(0.00) [March 31, 2011: $(0.00)] per share.

Expenses – The general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. General and Administrative expenses were $88,673 (March 31, 2011:$54,738). The slight increase in quarter on quarter costs reflects the increased activities to actively manage the Company properties. Included in expenses are professional accounting and legal fees of $8,171 (March 31, 2011:$35,958).

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. The Company recorded exploration expenses of $28,282 (March 31, 2011:$169,551) the majority relating to Brazilian properties during the current quarter and Colorado and Brazil mine in prior quarter.

Depreciation expense – Depreciation expenses charged to operations were nil (March 31, 2011:$5,101).

Liquidity and Capital Resources

March 31, 2012 versus December 31, 2011:

Recent developments in capital markets have restricted access to debt and equity financing for many companies. The Company's exploration properties are in the exploration stage and have not commenced commercial production. Consequently the Company has no history of earnings or cash flow from its operations. As a result, the Company is reviewing its 2012 fiscal exploration and capital spending requirements in light of the current and anticipated global economic environment.

The Company currently finances its activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to the Company at the times and in the amounts required to fund the Company’s activities. There are many conditions beyond the Company’s control, which have a direct bearing on the level of investor interest in the purchase of Company securities. The Company may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties; however, there is no assurance that any such activity will generate funds that will be available for operations. Debt financing has been used to fund the Company’s property acquisitions  and exploration activities. The Company does not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. The Company has no agreements or understandings with any person as to additional financing.

The Company intends to finance activities by raising capital through the equity markets. In October 2011, the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and Chief Financial Officer. To date, no funds have been obtained from this offering.

At March 31, 2012 the Company had cash of $81,828 (December31 2011:$237,426) and a working capital deficiency of $(384,034) and $(300,218) as at December 31, 2011. Total liabilities as of March 31, 2012 were $465,862 (December 31, 2011: $537,644).

During March 2012, the Company entered into debt settlement agreements for advances received from an individual and a company during fiscal 2011. $119,454 was settled for 1,990,900 shares of common stock at an issue price of $0.06 per share. Further details are provided under the Common Stock notes to these financial statements.

22	AURORA GOLD CORPORATION

Cash Flow

Three months ended March 31, 2012 versus three months ended March 31, 2011:

Operating activities: The Company used cash of $171,870 (March 31, 2011:$444,258). Changes in prepaid expenses and other assets resulted were nil during the period (March 31, 2011: decrease of $22,720) and changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $30,159 (March 31, 2011: decrease in cash of $41,938).

Investing Activities: There was no investing activities during the period (March 31, 2011:$nil)

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

During March 2012, the Company entered into debt settlement agreements for advances received from an individual and a company during fiscal 2011. $119,454 was settled for 1,990,900 shares of common stock at an issue price of $0.06 per share. As at March 31, 2012 advances on stock subscriptions were $37,513 and received during this quarter.

On December 20, 2011, the Company entered into subscription agreements for 8,000,000 shares of common stock at a purchase price of $0.04 per share for a gross aggregate price of $320,000. Attached to each unit of common stock is one (1) series A stock purchase warrant. Each full Series A warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.08 per share for a period of eighteen months commencing on December 20, 2011 and expiring on June 20, 2013. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $25,600. The actual amount included in creditors for the period ended March 31, 2012 was $8,800. It is anticipated this will be the total amount of commission paid.

On December 15, 2011, the Company entered into debt settlement agreements with creditors and related parties in consideration for the issue of the Company’s common stock at a per share price of $0.02 per share. $218,754 was settled for 10,937,721 shares of common stock.

During the fiscal year 2011 the Company received funds from advances from individuals and a company, totalling $257,000, that were non-interest bearing, were due on demand and were unsecured. As at the end of the fiscal year this total amount was reduced to $137,000 due to $120,000 of this advance being converted to common stock for settlement of this indebtedness in December 2011 at $0.04 per share.

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

Dividends

The Company has neither declared nor paid any dividends on the Common Stock. The Company intends to retain earnings to finance growth and expand operations and does not anticipate paying any dividends on common stock in the foreseeable future.

23	AURORA GOLD CORPORATION

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

Share Capital

At March 31, 2012, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2011: 300,000,000) common shares with par value of $0.001 each
-	111,903,489 common shares were issued and outstanding as at March 31, 2012 (December 31, 2011: 109,912,589).
-	10,450,000 (December 31, 2011 9,050,000) stock options were outstanding under the incentive stock option plan. The stock options are exercisable at prices ranging from $0.05 to $0.26 per share, with expiry dates ranging from August 6, 2012 to 12 January 2017. If the holders were to acquire all 10,450,000 (December 31, 2011: 9,050,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $1,026,500 (December 31, 2011: $1,206,500).
-	Warrants outstanding as at March 31, 2012 were 8,000,000 (December 31, 2011:8,000,000).

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the period ended March 31, 2012 (March 31, 2011: nil) and the subsequent period to May 14, 2012.

Off-balance Sheet Arrangements and Contractual Obligations

The Company does not have any off-balance sheet arrangements or contractual obligations as at March 31, 2012, that are likely to have or are reasonably likely to have a material current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in consolidated financial statements.

Application of Critical Accounting Policies

The accounting policies and methods utilized in the preparation of the consolidated financial statements determine how the Company reports the financial condition and results of operations and may require management to make estimates or rely on assumptions about matters that are inherently uncertain. The accounting policies are described in Note 2 to the December 31, 2011 consolidated financial statements. The accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities. Refer to December 31, 2011 Form 10- K for further information.

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

24	AURORA GOLD CORPORATION

Other than as disclosed below, during the periods ended March 31, 2012 and March 31, 2011, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During the reporting period ended March 31, 2012 consulting fees of $110,751 (March 31, 2011:$84,277) were incurred to directors and officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable and accrued expenses (related parties) as at March 31, 2012 and March 31, 2011 were $94,103 and $6,578 respectively payable to an officer and director of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

Plans for Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. The actual results could differ materially from those anticipated in these forward-looking statements. During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet the general and administrative operating expenses and to conduct work on exploration properties . There is, of course, no assurance that the Company will be able to do so and the Company does not have any agreements or arrangements with respect to any such financing. The exploration properties have not commenced commercial production and the Company has no history of earnings or cash flow from operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of properties , there is no assurance that any such activity will generate funds that will be available for operations.

25	AURORA GOLD CORPORATION

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

The Company has set up a field operations centre at the Săo Domingos property and intend to continue to focus exploration activities on anomalies associated with the Săo Domingos property. The Company selected the Săo Domingos property based on its proximity to the other properties, and the logistics currently in place. Access to the Săo Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin . Work conducted both on a regional and prospect scale since 2006 has included mapping, rock chip sampling, a large scale soil geochemical sampling grid, ground-based geophysical testing, partial trenching over the vein systems and sub-surface drill testing of several prospect areas at Fofoca, Esmeril, Santa Isabel and Atacadão.

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

26	AURORA GOLD CORPORATION

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2012, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2012, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

27	AURORA GOLD CORPORATION

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings at this time .

ITEM 1A – RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter of the fiscal year covered by this report (i) the Company did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) the Company did not sell any unregistered equity securities.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of the Company. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4 – MINING SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

ITEM 5 – OTHER INFORMATION

During the quarter of the fiscal year covered by this report, the Company reported all information that was required to be disclosed in a report on Form 8-K.

ITEM 6 – EXHIBITS

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to the Companies previous filings with the SEC which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-24393 98720970.

Exhibit	Description	Status
3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB	Filed
3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB	Filed
4.1	Form of Subscription Agreement incorporated by reference to the Post-Effective amendments for registration statement on Form S-1	Filed

28	AURORA GOLD CORPORATION

Exhibit	Description	Status
4.2	Form of Series A Warrant incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed	Filed
4.3	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to the registration statement on Form S-1 filed	Filed
4.4	Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. incorporated by reference to the registration statement on Form S-1	Filed
10.1	Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.1	Services Agreement (the “LP Services Agreement”) with Lars Pearl, the Company’s Chief Executive Officer, pursuant to which Mr Pearl will serve as the Company’s Chief Executive Officer.	Filed
10.1	Services Agreement (the “AS Services Agreement”) with Agustin Gomez de Segura, the Company’s Chairman and sole independent director, pursuant to which Mr Segura will serve as the Company’s Chairman and independent director.	Filed
10.2	Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.3	Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.5	Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.7	Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English Corporation incorporated by reference to the Form 10-KSB	Filed
10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed	Filed
10.9	Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.10	Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.15	Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.17	Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB	Filed
10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.19	Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB	Filed

29	AURORA GOLD CORPORATION

Exhibit	Description	Status
10.23	Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB	Filed
10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed	Filed
10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2	Filed
10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2	Filed
10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB	Filed
10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A	Filed
10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393- 04689262).	Filed
101*	Financial statements from the quarterly report on Form 10-Q of Aurora Gold Corporation for the quarter ended March 31, 2012, formatted in XBRL: (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).	Included
*	In accordance with Rule 406T of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed Herewith

30	AURORA GOLD CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Aurora Gold Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

AURORA GOLD CORPORATION

/s/ Lars Pearl

Name: Lars Pearl

Title: President and CEO

Principal Executive Officer

Dated:   May 14, 2012

/s/ Ross Doyle

Name: Ross Doyle

Title: CFO

Principal Financial Officer

Dated:   May 14, 2012

/s/ Agustin Gomez de Segura

Name: Agustin Gomez de Segura

Title: Director

Dated:   May 14, 2012

31	AURORA GOLD CORPORATION