Form 10-Q
period 2012-06-30
AURORA GOLD CORP
filed 2012-08-10
CIK 1037049

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

+41 41 711 0281

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

☐Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2012
Common Stock - $0.001 par value	114,144,706

1 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

2 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AURORA GOLD CORPORATION
(An exploration stage enterprise)	As at	As at
Consolidated Balance Sheets	June 30	December 31
	2012 (Unaudited)	2011
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	21,914	237,426
Total current assets	21,914	237,426
Total assets (all current)	21,914	237,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	336,509	400,644
Advances payable	-	45,000
Accounts payable – related party	156,571
Advances payable – related party	32,000	92,000
Total current liabilities	525,080	537,644

Stockholders’ Equity (Deficiency)
Common stock
Authorized: 300,000,000 (December 31, 2011: 300,000,000) common shares with par value of $0.001 each
Issued and outstanding:
114,144,706 (December 31, 2011: 109,912,589) common shares	114,145	109,913
Advances for stock subscriptions	-	20,000
Additional paid-in capital	22,346,349	22,040,994
Accumulated deficit during the exploration stage	(22,896,832)	(22,400,600)
Accumulated other comprehensive income (loss)	(66,828)	(70,525)
Stockholder’ equity (deficiency)	(503,166)	(300,218)
Total liabilities and stockholders’ equity (deficiency)	21,914	237,426

The accompanying notes are an integral part of these consolidated financial statements.

3 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

AURORA GOLD CORPORATION	Cumulative	For the	For the	For the	For the
(An exploration stage enterprise)	October 19, 1995	Three Months	Three Months	Six Months	Six Months
Consolidated Statements of Comprehensive	(inception)	Ended	Ended	Ended	Ended
Income (Loss)	to June 30	June 30	June 30	June 30	June 30
(Unaudited)	2012	2012	2011	2012	2011
(Expressed in U.S. Dollars)	$	$	$	$	$
Operating Expenses
General and administrative	2,527,506	101,919	30,417	190,592	85,155
Depreciation and amortization	145,126	-	10,362	-	15,463
Imputed interest on loan payable – related party	1,560	-	-	-	-
Interest and bank charges	394,846	727	2,329	589	5,079
Foreign exchange loss (gain)	(13,756)	-	3,594	1,563	4,188
Professional fees – accounting and legal	1,840,811	24,604	128,021	32,775	163,979
Property search and negotiation	479,695	-	-	-	-
Salaries, management and consulting fees	3,617,934	27,502	195,291	146,761	311,300
Exploration expenses	9,855,291	95,670	68,698	123,952	238,249
Write-off of equipment	240,338	-	-	-	-
	19,089,351	250,422	438,712	496,232	823,413
Other income (loss)
Gain (loss) on disposition of subsidiary	(2,541,037)	-	(2,512,290)	-	(2,512,290)
Interest income	22,353	-	-	-	-
Gain on sale of rights to Matupa agreement (net)	80,237	-	-	-	-
Loss on investments	(37,971)	-	-	-	-
Loss on spun-off operations	(316,598)	-	-	-	-
Loss on debt extinguishment	(1,014,465)	-	-	-	-
	(3,807,481)	-	(2,512,290)	-	(2,512,290)
Net Loss	(22,896,832)	(250,422)	(2,951,002)	(496,232)	(3,335,703)
Other comprehensive income (loss)
Foreign currency translation adjustments		22,351	1,499	3,697	1,919
Comprehensive income (loss)		(228,071)	(2,949,503)	(492,535)	(3,333,784)

Net Loss Per Share – Basic and Diluted		*	$(0.03)	*	$(0.04)
Weighted Average Shares Outstanding – Basic and Diluted		113,749,732	88,855,553	112,005,369	88,778,868

* amount is less than $(0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

4 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

AURORA GOLD CORPORATION (An exploration stage enterprise)	Cumulative October 19, 1995	For the Six Months	For the Six Months
Consolidated Statements of Cash Flows	(inception)	Ended	Ended
	to June 30	June 30	June 30
(Unaudited)	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
Net loss for the period	(22,896,832)	(496,232)	(3,335,703)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	145,126	-	15,463
Stock compensation expense on stock option grants	1,624,012	55,660	-
Expenses satisfied with issuance of common stock	1,202,054	-	-
Expenses satisfied with transfer of marketable securities	33,903	-	-
Imputed interest on loan payable - related parties	1,560	-	-
Write-off of mineral property assets	240,338	-	-
Adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
Loss on disposal of subsidiary	2,757,511	-	2,512,290
Realized loss on investments	37,971	-	-
Gain on sale of rights to Matupa agreement (net)	(80,237)	-	-
Realized loss on debt extinguishment	1,014,465	-	-
Foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Change in operating assets and liabilities
Decrease (Increase) in receivables and other assets	(206,978)	-	-
(Increase) decrease in prepaid expenses and other assets	(20,459)	-	(11,066)
Increase (decrease) in accounts payable and accrued expenses (including related party)	1,233,941	126,890	(14,967)
Net Cash Used in Operating Activities	(14,621,661)	(313,682)	(833,983)
Cash Flows From Investing Activities
Purchase of equipment	(205,348)	-	-
Proceeds on disposal of equipment	16,761	-	-
Payment for mineral property Reclamation Bonds	(245,221)	-	80,000
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs and related equipment	(672,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net Cash Provide by (Used in) Investing Activities	(1,085,450)	-	80,000
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	14,140,912	96,473	-
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	-
Net proceeds from (payments on) advances payable	45,000	-	212,100
Net proceeds from (payments on) advances payable – related parties	92,000	-	-
Net Cash Provided by Financing Activities	15,536,164	96,473	212,100
Effect of Exchange Rate Changes on Cash	192,861	1,697	1,605
(Decrease) Increase in Cash	21,914	(215,512)	(540,278)
Cash at Beginning of Period	-	237,426	579,191
Cash at End of Period	21,914	21,914	38,913

The accompanying notes are an integral part of these consolidated financial statements.
5 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

AURORA GOLD INCORPORATED (An exploration stage enterprise) Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	Accumulated (deficit) during Exploration	Accumulated other comprehensive	Total stockholders' equity
October 19, 1995 (inception) to June 30, 2012 (Expressed in U.S. Dollars)	Shares #	Amount $	capital $	Subscriptions $	Stage $	income (loss) $	(deficiency) $
Balance, October 10, 1995	-	-	-	-	-	-	-
Issuance of common stock for settlement of indebtedness	11,461,153	11,461	-	-	-	-	11,461
Net (loss) for the period			-	-	-	-	-
Balance December 31, 1995	11,461,153	11,461	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-	-	(7,641)
Issuance of common stock for - cash at $0.001 per share	5,800,000	5,800	341,761	-	-	-	347,561
- resource property	300,000	300	2,700	-	-	-	3,000
Net (loss) for the period					(361,208)	-	(361,208)
Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	(6,827)
Issuance of common stock for - cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	745,158
Net (loss) for the period				-	(615,880)	-	(615,880)
Balance December 31, 1997	10,670,387	10,670	1,088,869	-	(977,088)	-	122,451
Issuance of common stock for:
- settlement of indebtedness	96,105	96	68,601	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	107,500
Grant of options to employees and directors			518,900	-	-	-	518,900
Grant of options to consultants			172,100	-	-	-	172,100
Net (loss) for the period				-	(1,151,604)	-	(1,151,604)
Balance December 31, 1998	11,181,492	11,181	2,259,304	-	(2,128,692)	-	141,794
Issuance of common stock for:
- settlement of indebtedness	231,286	231	160,151	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	20,312
Grant of options to consultants			29,500	-	-	-	29,500
Cash advanced on stock subscriptions				425,000	-		425,000
Net (loss) for the period				-	(855,391)	-	(855,391)
Balance December 31, 1999	11,460,649	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)
Issuance of common stock for:
- settlement of indebtedness	199,000	199	99,301	-	-	-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	(175,000)	-	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	(250,000)	-	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-	4,050
Spin-off of Aurora Metals (BVI) Limited			316,498	-	-	-	316,498
Net (loss) for the period				-	(677,705)	-	(677,705)
Balance December 31, 2000	12,873,943	12,874	3,271,163	-	(3,661,788)	-	(377,751)
- Net income for the period				-	128,545	-	128,545

6 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

AURORA GOLD INCORPORATED (An exploration stage enterprise) Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	Accumulated (deficit) during Exploration	Accumulated other comprehensive	Total stockholders' equity
October 19, 1995 (inception) to June 30, 2012 (Expressed in U.S. Dollars)	Shares #	Amount $	capital $	Subscriptions $	Stage $	income (loss) $	(deficiency) $
- Unrealized holding losses on available-for-sale securities				-	-	(141,928)	(141,928)
Balance December 31, 2001	12,873,943	12,874	3,271,163	-	(3,533,243)	(141,928)	(391,134)
Issuance of common stock for:
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	355,200
- Net loss for the period				-	(137,329)	-	(137,329)
- Unrealized holding losses on available-for-sale securities				-	-	141,928	141,928
Balance, December 31, 2002	16,581,981	16,582	3,622,655	-	(3,670,572)	-	(31,335)
Issuance of common stock for:
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	25,000
- Net loss for the period				-	(96,404)	-	(96,404)
- Unrealized holding losses on available-for-sale securities				-	-	-	-
Balance, December 31, 2003	19,434,431	19,434	3,762,361	-	(3,766,976)	-	14,819
Issuance of common stock for:
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	22,500
Imputed interest			1,560	-	-	-	1,560
- Net loss for the period				-	(223,763)	-	(223,763)
- Unrealized holding losses on available-for-sale securities				-	-	-	-
Balance, December 31, 2004	19,534,431	19,534	3,786,321	-	(3,990,739)	-	(184,884)
Issuance of common stock for:
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	162,500
- Net (loss) for the period				-	(457,271)	-	(457,271)
- Unrealized holding losses on available-for-sale securities				-	-	(4,614)	(4,614)
Balance, December 31, 2005	36,218,522	36,218	4,582,137	-	(4,448,010)	(4,614)	165,731
Issuance of common stock for - cash in February 2006 at $0.50 per share less issuance costs of $110,000:	8,000,000	8,000	3,882,000	-	-	-	3,890,000
- non cash finder's fee in December 200 at $0.70 per share	250,000	250	174,750	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
- Net (loss) for the period				-	(5,463,855)	-	(5,463,855)
- Foreign currency translation adjustments				-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss				-	-	4,614	4,614
Balance, December 31, 2006	45,468,522	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)
Issuance of common stock for:
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	250,000
- cash in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per share	250,000	250	49,750	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	800,000
Stock option compensation expense			454,295	-	-	-	454,295
- Net (loss) for the period				-	(3,259,732)	-	(3,259,732)
- Foreign currency translation adjustments				-	-	(65,255)	(65,255)
Balance, December 31, 2007	55,218,522	55,218	11,932,432	-	(13,171,597)	(68,947)	(1,252,894)

7 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

AURORA GOLD INCORPORATED (An exploration stage enterprise) Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	Accumulated (deficit) during Exploration	Accumulated other comprehensive	Total stockholders' equity
October 19, 1995 (inception) to June 30, 2012 (Expressed in U.S. Dollars)	Shares #	Amount $	capital $	Subscriptions $	Stage $	income (loss) $	(deficiency) $
- Issuance of common stock for - non cash finder's fee in July 2008 at $0.10 per share	250,000	250	24,750	-	-	-	25,000
- settlement of indebtedness in December2008 at $0.06 per share	2,603,333	2,603	153,597	-	-	-	156,200
- Net (loss) for the period				-	(520,105)	-	(520,105)
- Foreign currency translation adjustments				-	-	36,259	36,259
Balance, December 31, 2008	58,071,855	58,071	12,110,779	-	(13,691,702)	(32,688)	(1,555,540)
- Issuance of common stock for - settlement of indebtedness in September 2009 at $0.15 per share	5,000,000	5,000	1,748,616	-	-	-	1,753,616
- cash in September 2009 at $0.10 per share less finder's fee	3,000,000	3,000	255,000	-	-	-	258,000
- non cash finder's fee September 2009 at $0.10 per share	420,000	420	41,580	-	-	-	42,000
- settlement of indebtedness in November 2009 at $0.18 per share	100,000	100	17,899	-	-	-	17,999
- settlement of indebtedness in November 2009 at $0.24 per share	150,000	150	35,611	-	-	-	35,761
- cash in December 2009 at $0.30 per share	1,666,667	1,667	498,333	-	-	-	500,000
- Net (loss) for the period				-	(1,779,477)	-	(1,779,477)
- Foreign currency translation adjustments				-	-	(60,171)	(60,171)
Balance, December 31, 2009	68,408,522	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)
- Issuance of common stock for cash in April 2010 at $0.30 per share less finder's fee (paid with 1,126,111 shares included herein)	14,109,446	14,110	3,880,890	-	-	-	3,895,000
- non cash property acquisition in June 2010 at $0.40 per share	5,000,000	5,000	1,995,000	-	-	-	2,000,000
- settlement of indebtedness in September 2010 at $0.30 per share	160,500	161	47,989	-	-	-	48,150
- settlement of indebtedness in September 2010 at $0.30 per share	325,400	325	97,295	-	-	-	97,620
- payment of expenses in September 2010 at $0.30 per share	200,000	200	59,800	-	-	-	60,000
- non cash finder's fee in September 2010 related to the June 2010 property acquisition at $0.30 per share	500,000	500	149,500	-	-	-	150,000
- Net (loss) for the period				-	(2,302,083)	-	(2,302,083)
- Foreign currency translation adjustments				-	-	(198)	(198)
Balance, December 31, 2010	88,703,868	88,704	20,938,292	-	(17,773,262)	(93,057)	3,160,677
-Issuance of common stock for non cash finder’s fee in May 2011 at $0.042 per share	450,000	450	(450)	-	-	-	-
-Issuance of common stock for cash in September 2011 at $0.10 per share	1,671,000	1,671	165,429	-	-	-	167,100
-Issuance of common stock for settlement of indebtedness in September 2011 at $0.16 per share	150,000	150	24,350	-	-	-	24,500
-Issuance of common stock for settlement of indebtedness in December 2011 at $0.02 per share	10,937,721	10,938	207,816				218,754

8 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

AURORA GOLD INCORPORATED (An exploration stage enterprise) Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	Accumulated (deficit) during Exploration	Accumulated other comprehensive	Total stockholders' equity
October 19, 1995 (inception) to June 30, 2012 (Expressed in U.S. Dollars)	Shares #	Amount $	capital $	Subscriptions $	Stage $	income (loss) $	(deficiency) $
-Issuance of common stock for cash in December 2011 at $0.04 per share	8,000,000	8,000	312,000				320,000
-Issuance of common stock for cash in December 2011 at $0.04 per share - oversubscribed				20,000			20,000
-Stock option compensation expense			393,557				393,557
- Net (loss) for the period				-	(4,627,338)	-	(4,627,338)
- Foreign currency translation adjustments				-	-	22,532	22,532
Balance, December 31, 2011	109,912,589	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012 at $0.06 per share	1,990,900	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 at $0.06 per share – shares not issued until April 2012				17,513			17,513
Issuance of common stock for cash in April 2012 at $0.06 per share	1,316,000	1,316	77,644				78,960
Issuance of common stock for settlement of indebtedness in April 2012 at $0.06 per share	300,000	300	17,700				18,000
Issuance of common stock in April 2012 for Advances for Stock Subscriptions	625,217	625	36,888	(37,513)			-
Stock option compensation expense			55,660				55,660
- Net (loss) for the period					(496,232)		(496,232)
- Foreign currency translation adjustments						3.697	3,697
Balance, June 30, 2012	114,144,706	114,145	22,346,349	-	(22,896,832)	(66,828)	(503,166)

The accompanying notes are an integral part of these consolidated financial statements.

9 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the period ended June 30, 2012, operating activities used cash of $313,682 (June 30, 2011: $833,983). The Company requires additional funds to meet its obligations and maintain its operations.

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

10 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

c.	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased. The Company has cash equivalents of $21,914 and $38,913 at June 30, 2012 and June 30, 2011. Amounts paid for income taxes during the periods ended June 30, 2012 and 2011 were nil; and for interest paid nil respectively.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2012 and 2011, the Company does not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

11 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

Interest expense for the periods ended June 30, 2012 and 2011 were nil.

i.	Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD). Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Real’s. At the periods ended June 30, 2012 and 2011 the Brazilian Real exchange rate to the USD was $0.48060 to 1 Real (June 30, 2011: USD $0.63760 to 1 Real).

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company places its cash with high credit quality financial institutions in Brazil and Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of June 30, 2012 and 2011 respectively. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

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

12 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

l.	Income Taxes

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

m.	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities. During the six months ended June 30, 2012 and 2011 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred. Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period. Stock options outstanding as at June 30, 2012 were 10,650,000 (2011:1,700,000). Warrants outstanding as at June 30, 2012 were 8,000,000 (2011:nil).

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

13 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

14 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

The tenement, was held by Vera Lucia Lopes, and is valid and in force, and is free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará. On November 27, 1995, it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on September 15, 2006, for a three-year period covering an area of 5,000 hectares, and it was valid until September 15, 2009. On July 15, 2009, it was requested the renewal of the Exploration Permit which was granted and transferred to Aurora and published on June 29, 2012. There are no payments or royalties related to the tenements since all payments due under the terms of the agreement entered into with the previous owner have been already made.

15 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

(c)	British Columbia, Canada – Kumealon Property (relinquished)

On January 20, 2012 the Company’s Kumealon claim over the property was relinquished.

(d)	Sale of AGC Resources

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

The Company was unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there was uncertainty as to whether the purchase price will be collected. Given this, collection of the purchase price is not considered reasonably possible at the time of these consolidated financial statements given the current uncertain status of exploration work on the Boulder ,Colorado properties and thus no purchase price has been recorded as of June 30, 2011. Therefore, the Company recognized a loss on the sale of its subsidiary of $2,512,290 for the three and six months ended June 30, 2011, which represented the net book value of the assets transferred to Devtec on June 14, 2011 (no liabilities were assumed by Devtec) as follows:

16 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

Buildings and equipment	$753,605
Participating interest in mineral property	1,758,685
$2,512,290

4.	Advances Payable

During March 2012, the Company entered into debt settlement agreements for $105,000 of advances received from a director of the Company and a company during fiscal 2011. As at June 30, 2012 advances payable were $32,000.

5.	Common Stock

The Company intends to finance activities by raising capital through the equity markets. In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and Chief Financial Officer. A Notice of Effectiveness was issued April 25, 2012. The offer will expire January 20, 2013. To date, no funds have been obtained from this offering.

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

During April 2012, the Company entered into a debt settlement agreement for $18,000 in accounts payable which was settled for 300,000 shares of common stock at an issue price of $0.06 per share.

During March 2012, the Company entered into debt settlement agreements for advances received from a director of the Company and a company during fiscal 2011 as well as $14,454 of amounts in accounts payable and accrued expenses. $119,454 was settled for 1,990,900 shares of common stock at an issue price of $0.06 per share. As at March 31, 2012 advances on stock subscriptions were $37,513 and received during that quarter.

In March 2012, the Company entered into subscription agreements for 625,217 shares of common stock at a purchase price of $0.06 per share for a gross aggregate price of $37,513. Share certificates were not issued as at March 31, 2012 and they were treated as an Advance for Stock Subscriptions. The share certificates were issued in April 2012. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $48,000 on the total maximum $600,000 subscription that is being offered.

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

17 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

5.	Common Stock (continued)

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

The following is a summary of stock option activity and the status of stock options outstanding and exercisable at June 30, 2012:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at December 31, 2011	9,050,000	0.110	4.28	36,500
Forfeited during March 31, 2012	(200,000)	0.260	-	-
Granted during March 31, 2012	1,600,000	0.050	-	-
Outstanding and exercisable at March, 31, 2012	10,450,000	0.090	4.21	42,000
Granted during June 30, 2012	200,000	0.065	-	-
Outstanding and exercisable at June, 30, 2012	10,650,000	0.097	3.97	34,125

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2012.

Effective April 10, 2012, the Company’s board of directors granted 200,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of April 10, 2012, with an exercise price of $0.065 per share. The term of these Options are five years. The Options are exercisable at any time from the grant date up to and including April 9, 2017.

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

18 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

6.	Stock Options (continued)

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

The total fair value of options granted during the three months ended June 30, 2012 was $11,979 (June 30, 2011: nil) and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date (April 10, 2012) and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate (4.50% used) for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives. Volatility rates were calculated at the grant date of the option tranche and a rate of 161.04% was used. As of June 30, 2012, there are outstanding Warrants to purchase 8,000,000 shares of common stock with an exercise price of $0.08 expiring June 20, 2013.

The total fair value of options granted for the three months ended March 31, 2012 was $43,681 (March 31, 2011: nil) and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date (January 13, 2012) and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate (4.50% used) for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives. Volatility rates were calculated at the grant date of the option tranche and a rate of 120.89% was used.

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a)	During the six month period ended June 30, 2012 consulting fees of $202,023 (June 30, 2011: $71,706) were incurred to directors and officers (or companies of the officers and directors) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.
b)	Included in accounts payable and accrued expenses and advances payable (related parties) at June 30, 2012 and December 31, 2011 were $156,571 and $nil respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

There were no subsequent events at the date of filing.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

19 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF aurora gold corporation SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This portion of the Quarterly Report provides management's discussion and analysis (MD&A) of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as of and for the six-month period ended June 30, 2012, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the six month periods ended June 30, 2012 and 2011 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2011 and the related annual MD&A included in the December 31, 2011 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified. For the purposes of preparing this MD&A, we consider the materiality of information. Information is considered material if: (i) such information results in, or would reasonably be expected to result in, a significant change in the market price or value of Aurora Gold Corporation's shares; or (ii) there is a substantial likelihood that a reasonable investor would consider it important in making an investment decision or if it would significantly alter the total mix of information available to investors. Materiality is evaluated by reference to all relevant circumstances, including potential market sensitivity. This document contains numerous forward-looking statements relating to our business. The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information we believe reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from our future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

20 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

Exploration and Development

Exploration Activities

The Company is a junior mineral exploration company and conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland. The telephone number is (+41) 711 0281. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

Management and the board reviewed and clarified the strategic objectives of the Company to concentrate efforts on existing operations where infrastructure already exists, properties presently being developed or in advanced stages of exploration that have potential for additional discoveries and grass-roots exploration opportunities. The Company is currently concentrating on property exploration activities in Brazil.

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

21 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

Results of Operations

Three and six months ended June 30, 2012 versus three and six months ended June 30, 2011

Revenues and Net Loss – The Company has yet to generate any revenues or establish any history of profitable operations. The Company recorded a net loss of $(496,232) for the six months ended June 30, 2012 (June 30, 2011: net loss $3,335,703) and $245,810 for the three months ended March 31, 2012 (March 31, 2011: net loss $384,701) or $(0.00) (June 30, 2011: $(0.04)) and $(0.00) [March 31, 2011: $(0.00)] per share.

Expenses – The general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. General and Administrative expenses were $190,592 for the six months ended June 30, 2012 (June 30, 2011: $85,155) and $88,673 for the three months ended March 31, 2012 (March 31, 2011: $54,738). The slight increase in quarter on quarter costs reflects the increased activities to actively manage the Company properties. Included in expenses are professional accounting and legal fees of $32,775 for the six months ended June 30, 2012 (June 30, 2011: $163,979) and $8,171 for the three months ended March 31, 2011 (March 31, 2011: $35,958).

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. The Company recorded exploration expenses of $123,952 for the six months ended June 30, 2012 (June 30, 2011: $238,249) and $28,282 for the three months ended March 31, 2012 (March 31, 2011: $169,551) the majority relating to Brazilian properties during the current quarter and Colorado and Brazil mine in prior quarter.

Depreciation expense – Depreciation expenses charged to operations were nil for both periods (June 30, 2011: $15,463 and March 31, 2011: $5,101).

Liquidity and Capital Resources

June 30, 2012 versus December 31, 2011:

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

The Company intends to finance activities by raising capital through the equity markets. In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and Chief Financial Officer. A Notice of Effectiveness was issued April 25, 2012. The offer will expire January 20, 2013. To date, no funds have been obtained from this offering.

At June 30, 2012 the Company had cash of $21,914 (December 31, 2011: $237,426) and a working capital deficiency of $(503,166) and $(300,218) as at December 31, 2011. Total liabilities as of June 30, 2012 were $525,080 (December 31, 2011: $537,644).

During April 2012, the Company entered into a debt settlement agreement for $18,000 in accounts payable which was settled for 300,000 shares of common stock at an issue price of $0.06 per share.

22 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

During March 2012, the Company entered into debt settlement agreements for advances received from an individual and a company during fiscal 2011. $119,454 was settled for 1,990,900 shares of common stock at an issue price of $0.06 per share. Further details are provided under the Common Stock notes to these financial statements.

Cash Flow

Six months ended June 30, 2012 versus six months ended June 30, 2011:

Operating activities: The Company used cash of $313,682 (June 30, 2011: $833,983). Changes in prepaid expenses and other assets resulted were nil during the period (June 30, 2011: decrease of $11,066) and changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $126,890 (June 30, 2011: decrease in cash of $14,967).

Investing Activities: There were no investing activities during the period (June 30, 2011: $80,000 financial warranty from Colorado Mined Land Reclamation bonds returned).

Financing Activities: The Company intends to finance activities by raising capital through the equity markets. In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and Chief Financial Officer. A Notice of Effectiveness was issued April 25, 2012. The offer will expire January 20, 2013. To date, no funds have been obtained from this offering.

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

During April 2012, the Company entered into a debt settlement agreement for $18,000 in accounts payable which was settled for 300,000 shares of common stock at an issue price of $0.06 per share.

During March 2012, the Company entered into debt settlement agreements for advances received from a director of the Company and a company during fiscal 2011 as well as $14,454 of amounts in accounts payable and accrued expenses. $119,454 was settled for 1,990,900 shares of common stock at an issue price of $0.06 per share.

In March 2012, the Company entered into subscription agreements for 625,217 shares of common stock at a purchase price of $0.06 per share for a gross aggregate price of $37,513. Share certificates were not issued as at March 31, 2012 and they were treated as an Advance for Stock Subscriptions. The share certificates were issued in April 2012. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $48,000 on the total maximum $600,000 subscription that is being offered.

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

During the fiscal year 2011 the Company received funds from advances from individuals and a company, totalling $257,000,

23 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

Share Capital

At June 30, 2012, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2011: 300,000,000) common shares with par value of $0.001 each
-	114,144,706 common shares were issued and outstanding as at June 30, 2012 (June 30, 2011: 89,153,868; December 31, 2011: 109,912,589).
-	10,650,000 (June 30 2011: 1,700,000; December 31, 2011: 9,050,000) stock options were outstanding under the incentive stock option plan. The stock options are exercisable at prices ranging from $0.05 to $0.26 per share, with expiry dates ranging from August 6, 2012 to April 9, 2017. If the holders were to acquire all 10,650,000 (December 31, 2011: 9,050,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $1,039,500 (December 31, 2011: $1,206,500).

-	Warrants outstanding as at June 30, 2012 were 8,000,000 (June 30, 2011: Nil; December 31, 2011: 8,000,000).

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the period ended June 30, 2012 (June 30, 2011: nil) and the subsequent period to August 10, 2012.

24 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

Off-balance Sheet Arrangements and Contractual Obligations

The Company does not have any off-balance sheet arrangements or contractual obligations as at June 30, 2012, that are likely to have or are reasonably likely to have a material current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in consolidated financial statements.

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

Other than as disclosed below, during the periods ended June 30, 2012 and June 30, 2011, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During the six month period ended June 30, 2012 consulting fees of $202,023 (June 30, 2011: $71,706) were incurred to directors and officers (or companies of the officers and directors) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable and accrued expenses and advance payable (related parties) as at June 30, 2012 and December 31, 2011 were $156,571 and $nil respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

25 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

26 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

Currently the system still remains open along strike in both directions and at depth. The Company will continue to evaluate the potential, and are confident that Fofoca could evolve further and link up with other noted targets further along strike.

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

During 2012, the Company will continued to follow up exploration results on the Fofoca area and plan to initiate further exploration programs on other areas of the Sao Domingos property. It is anticipated that we will drill a series of holes within the Fofoca area for engineering and metallurgical test work as well as to test for depth extensions of the known gold occurrences. Other exploration on the Săo Domingos property areas will involve further mapping of the outcrop geology and sampling soils and scree from shafts of previous workers in order to confirm lithologies and structural trends noted from drilling and published government maps. Currently, five anomalous areas on the Sao Domingos property have been identified from soil and rock chip sampling, at Atacadão, Esmeril, Colibri, Fofoca and Cachoeira, and we plan to conduct further investigation. Several other areas have been identified from remote sensing satellite imagery which will also be followed up.

By viewing spectral wave band ratio's designed to indicate iron oxides and clay minerals, the Company was able to decipher areas of past artisanal activity which could lead to the discovery of further hard rock targets, as demonstrated by the discovery of further extensions to potential mineralisation at Colibri and the newly discovered, Toucano, gold occurrence.

The Toucano occurrence was a recent discovery, made during the 4th Quarter of 2011 located in the same vicinity as the Colibri gold occurrence and close to the Fofoca resource area and the Attacadau occurrence. Toucano was found as a result of reviewing remote sensing imagery acquired during the last quarter of 2011 and the occurrence of recent artisanal activity. Aurora conducted detailed mapping over the Toucano occurrence and completed channel sampling across the exposed strike of potentially mineralised lithologies. As a result of the significant channel sample results and the other high grade rock chip results taken from exposures within the Toucano system , Aurora intends to focus exploration delineating the potential area of mineralised material .

The Company has completed a revised exploration plan and budget to test the lateral and depth extent of the Toucano occurrence with bulk sampling, trenching and drilling during the 2012 exploration season. Exploration will also focus on testing for any sub parallel mineralisation that may be associated with a broader mineralizing envelope that may include the Colibri gold occurrence. Previous sampling of areas within Colibri assayed up to 5.94 g/t Gold in quartz veinlets associated to stock work mineralization.

Exploration will also focus on the extension of the Fofoca area of mineralised material to test the strike extent as follow up to significant gold assays from trenches along strike.

Aurora recently concluded a first pass project wide evaluation of tailings and alluvial potential. Results showed that follow up test work is recommended and Aurora intends to apply for a trial mining license to carry out bulk sampling of potentially economic material. Concurrently a technical team has been assembled to continue the evaluation of both the alluvial potential and the geometry of the hard rock mineralisation in preparation for subsurface test work.

27 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2012, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2012, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

28 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

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

29 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

Exhibit	Description	Status
4.2	Form of Series A Warrant incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed	Filed
4.3	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to the registration statement on Form S-1 filed	Filed
4.4	Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. incorporated by reference to the registration statement on Form S-1	Filed
10.1	Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.1	Services Agreement (the “LP Services Agreement”) with Lars Pearl, the Company’s Chief Executive Officer, pursuant to which Mr Pearl will serve as the Company’s Chief Executive Officer.	Filed
10.1	Services Agreement (the “AS Services Agreement”) with Agustin Gomez de Segura, the Company’s Chairman and sole independent director, pursuant to which Mr Segura will serve as the Company’s Chairman and independent director.	Filed
10.2	Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.3	Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.5	Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.7	Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English Corporation incorporated by reference to the Form 10-KSB	Filed
10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed	Filed
10.9	Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.10	Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.15	Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.17	Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB	Filed
10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.19	Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB	Filed

30 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

Exhibit	Description	Status
10.23	Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB	Filed
10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed	Filed
10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2	Filed
10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2	Filed
10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB	Filed
10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A	Filed
10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393- 04689262).	Filed
101*	Financial statements from the quarterly report on Form 10-Q of Aurora Gold Corporation for the quarter ended June 30, 2012, formatted in XBRL: (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).	Included
*	In accordance with Rule 406T of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed Herewith

31 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Aurora Gold Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

AURORA GOLD CORPORATION

/s/ Lars Pearl

Name: Lars Pearl

Title: President and CEO

Principal Executive Officer

Dated: August 10, 2012

/s/ Ross Doyle

Name: Ross Doyle

Title: CFO

Principal Financial Officer

Dated: August 10, 2012

/s/ Agustin Gomez de Segura

Name: Agustin Gomez de Segura

Title: Director

Dated: August 10, 2012

32 | AURORA GOLD CORPORATION