Form 10-Q/A
period 2012-06-30
AURORA GOLD CORP
filed 2012-08-20
CIK 1037049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2012
Common Stock - $0.001 par value	114,144,706

1 AURORA GOLD CORPORATION

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the quarterly report on Form 10-Q of Aurora Gold Corporation (the “Company”) for the quarterly period ended June 30, 2012, as originally filed with the Securities and Exchange Commission on August 10, 2012 (the “Original Form 10-Q”), is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 consists of the following materials from the Company’s Original Form 10-Q formatted in XBRL (eXtensible Business Reporting Language):

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

This Amendment No. 1 does not reflect events occurring after August 10, 2012 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in the Company’s Original Form 10-Q.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 to the Company’s Form 10-Q under Item 6 of Part II.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

2 AURORA GOLD CORPORATION

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to the Companies previous filings with the SEC which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-24393 98720970.

Exhibit	Description	Status
3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB	Filed
3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB	Filed
4.1	Form of Subscription Agreement incorporated by reference to the Post-Effective amendments for registration statement on Form S-1	Filed
4.2	Form of Series A Warrant incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed	Filed
4.3	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to the registration statement on Form S-1 filed	Filed
4.4	Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. incorporated by reference to the registration statement on Form S-1	Filed
10.1	Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.1	Services Agreement (the “LP Services Agreement”) with Lars Pearl, the Company’s Chief Executive Officer, pursuant to which Mr Pearl will serve as the Company’s Chief Executive Officer.	Filed
10.1	Services Agreement (the “AS Services Agreement”) with Agustin Gomez de Segura, the Company’s Chairman and sole independent director, pursuant to which Mr Segura will serve as the Company’s Chairman and independent director.	Filed
10.2	Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.3	Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.5	Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.7	Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English Corporation incorporated by reference to the Form 10-KSB	Filed
10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed	Filed
10.9	Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.10	Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed

3 AURORA GOLD CORPORATION

Exhibit	Description	Status
10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.15	Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.17	Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB	Filed
10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.19	Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.23	Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB	Filed
10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed	Filed
10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2	Filed
10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2	Filed
10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB	Filed
10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A	Filed
10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K	Filed
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393- 04689262).	Filed

4 AURORA GOLD CORPORATION

Exhibit	Description	Status
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

Included
101.INS	XBRL Instance Document	+
101.SCH	XBRL Taxonomy Extension Schema	+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	+
101.DEF	XBRL Taxonomy Extension Definition Linkbase	+
101.LAB	XBRL Taxonomy Extension Label Linkbase	+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	+

--------

* Filed Herewith

+ Filed with this Amendment No. 1 to the quarterly report on Form 10-Q.

5 AURORA GOLD CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Aurora Gold Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

AURORA GOLD CORPORATION

/s/ Lars Pearl

Name: Lars Pearl

Title: President and CEO

Principal Executive Officer

Dated: August 16, 2012

/s/ Ross Doyle

Name: Ross Doyle

Title: CFO

Principal Financial Officer

Dated: August 16, 2012

/s/ Agustin Gomez de Segura

Name: Agustin Gomez de Segura

Title: Director

Dated: August 16, 2012

6 AURORA GOLD CORPORATION