Form 10-Q
period 2012-09-30
AURORA GOLD CORP
filed 2012-11-13
CIK 1037049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2012
Common Stock - $0.001 par value	249,144,706

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

2 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AURORA GOLD CORPORATION
(An exploration stage enterprise)	As at	As at
Consolidated Balance Sheets	September 30	December 31
	2012 (Unaudited)	2011
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	1,241	237,426
Total current assets	1,241	237,426
Total assets (all current)	1,241	237,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	254,974	400,644
Advances payable	-	45,000
Accounts payable – related party	240,419
Advances payable – related party	82,000	92,000
Total current liabilities	577,393	537,644

Stockholders’ Equity (Deficiency)
Common stock
Authorized: 300,000,000 (December 31, 2011: 300,000,000) common shares with par value of $0.001 each
Issued and outstanding:
114,144,706 (December 31, 2011: 109,912,589) common shares	114,145	109,913
Advances for stock subscriptions	-	20,000
Additional paid-in capital	22,346,349	22,040,994
Accumulated deficit during the exploration stage	(22,966,943)	(22,400,600)
Accumulated other comprehensive income (loss)	(69,703)	(70,525)
Stockholder’ equity (deficiency)	(576,152)	(300,218)
Total liabilities and stockholders’ equity (deficiency)	1,241	237,426

The accompanying notes are an integral part of these consolidated financial statements.

3 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

AURORA GOLD CORPORATION	Cumulative	For the	For the	For the	For the
(An exploration stage enterprise)	October 19, 1995	Three Months	Three Months	Nine Months	Nine Months
Consolidated Statements of Comprehensive	(inception)	Ended	Ended	Ended	Ended
Income (Loss)	to September 30	September 30	September 30	September 30	September 30
(Unaudited)	2012	2012	2011	2012	2011
(Expressed in U.S. Dollars)	$	$	$	$	$
Operating Expenses
General and administrative	2,555,501	27,995	54,095	218,587	139,250
Depreciation and amortization	145,126	-	6,538	-	22,001
Imputed interest on loan payable – related party	1,560	-	-	-	-
Interest and bank charges	395,430	584	1,461	1,173	6,540
Foreign exchange loss (gain)	(13,756)	-	(3,702)	1,563	486
Professional fees – accounting and legal	1,888,486	47,674	25,219	80,450	189,198
Property search and negotiation	479,695	-	-	-	-
Salaries, management and consulting fees	3,698,880	80,947	95,098	227,707	406,398
Exploration expenses	9,863,063	7,772	23,055	131,724	261,304
Write-off of equipment	240,338	-	-	-	-
	19,254,323	164,972	201,764	661,204	1,025,177
Other income (loss)
Gain (loss) on disposition of subsidiary	(2,541,037)	-	(245,221)	-	(2,757,511)
Interest income	22,353	-	-	-	-
Gain on sale of rights to Matupa agreement (net)	80,237	-	-	-	-
Loss on investments	(37,971)	-	-	-	-
Loss on spun-off operations	(316,598)	-	-	-	-
Gain (loss) on extinguishment of liabilities	(919,605)	94,860	-	94,860	-
	(3,712,621)	94,860	(245,221)	94,860	(2,757,511)
Net Loss	(22,966,944)	(70,112)	(446,985)	(566,344)	(3,782,688)
Other comprehensive income (loss)
Foreign currency translation adjustments		(2,875)	591	822	2,510
Comprehensive income (loss)		(72,987)	(446,394)	(565,522)	(3,780,178)

Net Loss Per Share – Basic and Diluted		*	$(0.00)	(0.01)	$(0.04)
Weighted Average Shares Outstanding – Basic and Diluted		114,144,706	89,540,183	112,726,318	89,036,372

* amount is less than $(0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

4 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

AURORA GOLD CORPORATION	Cumulative	For the	For the
(An exploration stage enterprise)	October 19, 1995	Nine Months	Nine Months
Consolidated Statements of Cash Flows	(inception)	Ended	Ended
	to September 30	September 30	September 30
(Unaudited)	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
Net loss for the period	(22,966,944)	(566,344)	(3,782,688)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	145,126	-	22,001
Stock compensation expense on stock option grants	1,624,012	55,660	-
Expenses satisfied with issuance of common stock	1,202,054	-	24,500
Expenses satisfied with transfer of marketable securities	33,903	-	-
Imputed interest on loan payable - related parties	1,560	-	-
Write-off of mineral property assets	240,338	-	-
Adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
Loss on disposal of subsidiary	2,757,511	-	2,757,511
Realized loss on investments	37,971	-	-
Gain on sale of rights to Matupa agreement (net)	(80,237)	-	-
(Gain) loss on extinguishment of liabilities	919,605	(94,860)	-
Foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Change in operating assets and liabilities
Decrease (Increase) in receivables and other assets	(206,978)	-	-
(Increase) decrease in prepaid expenses and other assets	(20,459)	-	(7,016)
Increase (decrease) in accounts payable and accrued expenses (including related party)	1,331,114	224,063	(732)
Net Cash Used in Operating Activities	(14,689,460)	(381,481)	(986,424)
Cash Flows From Investing Activities
Purchase of equipment	(205,348)	-	-
Proceeds on disposal of equipment	16,761	-	-
Payment for mineral property Reclamation Bonds	(245,221)	-	80,000
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs and related equipment	(672,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net Cash Provide by (Used in) Investing Activities	(1,085,450)	-	80,000
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	14,140,912	96,473	167,100
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	-
Net proceeds from (payments on) advances payable	45,000	-	257,000
Net proceeds from (payments on) advances payable – related parties	142,000	50,000	-
Net Cash Provided by Financing Activities	15,586,164	146,473	424,100
Effect of Exchange Rate Changes on Cash	189,987	(1,177)	(3,565)
(Decrease) Increase in Cash	1,241	(236,185)	(485,889)
Cash at Beginning of Period	-	237,426	579,191
Cash at End of Period	1,241	1,241	93,302

The accompanying notes are an integral part of these consolidated financial statements.

5 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

AURORA GOLD INCORPORATED (An exploration stage enterprise) Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	Accumulated (deficit) during Exploration	Accumulated other comprehensive	Total stockholders' equity
October 19, 1995 (inception) to September 30, 2012 (Expressed in U.S. Dollars)	Shares #	Amount $	capital $	Subscriptions $	Stage $	income (loss) $	(deficiency) $
Balance, October 10, 1995	-	-	-	-	-	-	-
Issuance of common stock for settlement of indebtedness	11,461,153	11,461	-	-	-	-	11,461
Net (loss) for the period			-	-	-	-	-
Balance December 31, 1995	11,461,153	11,461	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-	-	(7,641)
Issuance of common stock for - cash at $0.001 per share	5,800,000	5,800	341,761	-	-	-	347,561
- resource property	300,000	300	2,700	-	-	-	3,000
Net (loss) for the period					(361,208)	-	(361,208)
Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	(6,827)
Issuance of common stock for - cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	745,158
Net (loss) for the period				-	(615,880)	-	(615,880)
Balance December 31, 1997	10,670,387	10,670	1,088,869	-	(977,088)	-	122,451
Issuance of common stock for:
- settlement of indebtedness	96,105	96	68,601	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	107,500
Grant of options to employees and directors			518,900	-	-	-	518,900
Grant of options to consultants			172,100	-	-	-	172,100
Net (loss) for the period				-	(1,151,604)	-	(1,151,604)
Balance December 31, 1998	11,181,492	11,181	2,259,304	-	(2,128,692)	-	141,794
Issuance of common stock for:
- settlement of indebtedness	231,286	231	160,151	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	20,312
Grant of options to consultants			29,500	-	-	-	29,500
Cash advanced on stock subscriptions				425,000	-		425,000
Net (loss) for the period				-	(855,391)	-	(855,391)
Balance December 31, 1999	11,460,649	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)
Issuance of common stock for:
- settlement of indebtedness	199,000	199	99,301	-	-	-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	(175,000)	-	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	(250,000)	-	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-	4,050
Spin-off of Aurora Metals (BVI) Limited			316,498	-	-	-	316,498
Net (loss) for the period				-	(677,705)	-	(677,705)
Balance December 31, 2000	12,873,943	12,874	3,271,163	-	(3,661,788)	-	(377,751)
- Net income for the period				-	128,545	-	128,545

6 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

AURORA GOLD INCORPORATED (An exploration stage enterprise) Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	Accumulated (deficit) during Exploration	Accumulated other comprehensive	Total stockholders' equity
October 19, 1995 (inception) to September 30, 2012 (Expressed in U.S. Dollars)	Shares #	Amount $	capital $	Subscriptions $	Stage $	income (loss) $	(deficiency) $
- Unrealized holding losses on available-for-sale securities				-	-	(141,928)	(141,928)
Balance December 31, 2001	12,873,943	12,874	3,271,163	-	(3,533,243)	(141,928)	(391,134)
Issuance of common stock for:
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	355,200
- Net loss for the period				-	(137,329)	-	(137,329)
- Unrealized holding losses on available-for-sale securities				-	-	141,928	141,928
Balance, December 31, 2002	16,581,981	16,582	3,622,655	-	(3,670,572)	-	(31,335)
Issuance of common stock for:
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	25,000
- Net loss for the period				-	(96,404)	-	(96,404)
- Unrealized holding losses on available-for-sale securities				-	-	-	-
Balance, December 31, 2003	19,434,431	19,434	3,762,361	-	(3,766,976)	-	14,819
Issuance of common stock for:
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	22,500
Imputed interest			1,560	-	-	-	1,560
- Net loss for the period				-	(223,763)	-	(223,763)
- Unrealized holding losses on available-for-sale securities				-	-	-	-
Balance, December 31, 2004	19,534,431	19,534	3,786,321	-	(3,990,739)	-	(184,884)
Issuance of common stock for:
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	162,500
- Net (loss) for the period				-	(457,271)	-	(457,271)
- Unrealized holding losses on available-for-sale securities				-	-	(4,614)	(4,614)
Balance, December 31, 2005	36,218,522	36,218	4,582,137	-	(4,448,010)	(4,614)	165,731
Issuance of common stock for - cash in February 2006 at $0.50 per share less issuance costs of $110,000:	8,000,000	8,000	3,882,000	-	-	-	3,890,000
- non cash finder's fee in December 200 at $0.70 per share	250,000	250	174,750	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
- Net (loss) for the period				-	(5,463,855)	-	(5,463,855)
- Foreign currency translation adjustments				-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss				-	-	4,614	4,614
Balance, December 31, 2006	45,468,522	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)
Issuance of common stock for:
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	250,000
- cash in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per share	250,000	250	49,750	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	800,000
Stock option compensation expense			454,295	-	-	-	454,295
- Net (loss) for the period				-	(3,259,732)	-	(3,259,732)
- Foreign currency translation adjustments				-	-	(65,255)	(65,255)
Balance, December 31, 2007	55,218,522	55,218	11,932,432	-	(13,171,597)	(68,947)	(1,252,894)

7 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

AURORA GOLD INCORPORATED (An exploration stage enterprise) Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	Accumulated (deficit) during Exploration	Accumulated other comprehensive	Total stockholders' equity
October 19, 1995 (inception) to September 30, 2012 (Expressed in U.S. Dollars)	Shares #	Amount $	capital $	Subscriptions $	Stage $	income (loss) $	(deficiency) $
- Issuance of common stock for - non cash finder's fee in July 2008 at $0.10 per share	250,000	250	24,750	-	-	-	25,000
- settlement of indebtedness in December2008 at $0.06 per share	2,603,333	2,603	153,597	-	-	-	156,200
- Net (loss) for the period				-	(520,105)	-	(520,105)
- Foreign currency translation adjustments				-	-	36,259	36,259
Balance, December 31, 2008	58,071,855	58,071	12,110,779	-	(13,691,702)	(32,688)	(1,555,540)
- Issuance of common stock for - settlement of indebtedness in September 2009 at $0.15 per share	5,000,000	5,000	1,748,616	-	-	-	1,753,616
- cash in September 2009 at $0.10 per share less finder's fee	3,000,000	3,000	255,000	-	-	-	258,000
- non cash finder's fee September 2009 at $0.10 per share	420,000	420	41,580	-	-	-	42,000
- settlement of indebtedness in November 2009 at $0.18 per share	100,000	100	17,899	-	-	-	17,999
- settlement of indebtedness in November 2009 at $0.24 per share	150,000	150	35,611	-	-	-	35,761
- cash in December 2009 at $0.30 per share	1,666,667	1,667	498,333	-	-	-	500,000
- Net (loss) for the period				-	(1,779,477)	-	(1,779,477)
- Foreign currency translation adjustments				-	-	(60,171)	(60,171)
Balance, December 31, 2009	68,408,522	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)
- Issuance of common stock for cash in April 2010 at $0.30 per share less finder's fee (paid with 1,126,111 shares included herein)	14,109,446	14,110	3,880,890	-	-	-	3,895,000
- non cash property acquisition in June 2010 at $0.40 per share	5,000,000	5,000	1,995,000	-	-	-	2,000,000
- settlement of indebtedness in September 2010 at $0.30 per share	160,500	161	47,989	-	-	-	48,150
- settlement of indebtedness in September 2010 at $0.30 per share	325,400	325	97,295	-	-	-	97,620
- payment of expenses in September 2010 at $0.30 per share	200,000	200	59,800	-	-	-	60,000
- non cash finder's fee in September 2010 related to the June 2010 property acquisition at $0.30 per share	500,000	500	149,500	-	-	-	150,000
- Net (loss) for the period				-	(2,302,083)	-	(2,302,083)
- Foreign currency translation adjustments				-	-	(198)	(198)
Balance, December 31, 2010	88,703,868	88,704	20,938,292	-	(17,773,262)	(93,057)	3,160,677
-Issuance of common stock for non cash finder’s fee in May 2011 at $0.042 per share	450,000	450	(450)	-	-	-	-
-Issuance of common stock for cash in September 2011 at $0.10 per share	1,671,000	1,671	165,429	-	-	-	167,100
-Issuance of common stock for settlement of indebtedness in September 2011 at $0.16 per share	150,000	150	24,350	-	-	-	24,500
-Issuance of common stock for settlement of indebtedness in December 2011 at $0.02 per share	10,937,721	10,938	207,816				218,754

8 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

AURORA GOLD INCORPORATED (An exploration stage enterprise) Consolidated Statements of Stockholder’s Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	Accumulated (deficit) during Exploration	Accumulated other comprehensive	Total stockholders' equity
October 19, 1995 (inception) to September 30, 2012 (Expressed in U.S. Dollars)	Shares #	Amount $	capital $	Subscriptions $	Stage $	income (loss) $	(deficiency) $
-Issuance of common stock for cash in December 2011 at $0.04 per share	8,000,000	8,000	312,000				320,000
-Issuance of common stock for cash in December 2011 at $0.04 per share - oversubscribed				20,000			20,000
-Stock option compensation expense			393,557				393,557
- Net (loss) for the period				-	(4,627,338)	-	(4,627,338)
- Foreign currency translation adjustments				-	-	22,532	22,532
Balance, December 31, 2011	109,912,589	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012 at $0.06 per share	1,990,900	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 at $0.06 per share – shares not issued until April 2012				17,513			17,513
Issuance of common stock for cash in April 2012 at $0.06 per share	1,316,000	1,316	77,644				78,960
Issuance of common stock for settlement of indebtedness in April 2012 at $0.06 per share	300,000	300	17,700				18,000
Issuance of common stock in April 2012 for Advances for Stock Subscriptions	625,217	625	36,888	(37,513)			-
Stock option compensation expense			55,660				55,660
- Net (loss) for the period					(566,344)		(566,344)
- Foreign currency translation adjustments						822	822
Balance, September 30, 2012	114,144,706	114,145	22,346,349	-	(22,966,944)	(69,703)	(576,153)

The accompanying notes are an integral part of these consolidated financial statements.

9 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the period ended September 30, 2012, operating activities used cash of $381,481 (September 30, 2011: $986,424). The Company requires additional funds to meet its obligations and maintain its operations.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

2. Summary of Significant Accounting Policies (Continued)

c.	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased. The Company has cash equivalents of $1,241 and $93,302 at September 30, 2012 and 2011 respectively. Amounts paid for income taxes during the periods ended September 30, 2012 and 2011 were nil; and for interest paid nil respectively.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2012 and 2011, the Company does not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

Interest expense for the periods ended September 30, 2012 and 2011 were nil.

i.	Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD). Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Real’s. At the periods ended September 30, 2012 and 2011 the Brazilian Real exchange rate to the USD was $0.49290 to 1 Real (September 30, 2011: USD $0.55330 to 1 Real).

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company places its cash with high credit quality financial institutions in Brazil and Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of September 30, 2012 and 2011 respectively. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

m.	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities. During the nine months ended September 30, 2012 and 2011 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred. Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period. Stock options outstanding as at September 30, 2012 were 9,650,000 (September 30, 2011:1,200,000). Warrants outstanding as at September 30, 2012 were 8,000,000 (September 30, 2011: Nil).

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC, which owns certain properties in Boulder, Colorado (see note 3(b) for a discussion of the specific assets purchased by AGC in June 2010), to Devtec for a total of $2 million, plus royalty. Under the terms of the agreement, Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the six-month anniversary of the payment of the first $ 1 million. Additionally, Devtec will pay the Company a 5% royalty from the start of production.

The Company was unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there was uncertainty as to whether the purchase price will be collected. Given this, collection of the purchase price is not considered reasonably possible at the time of these consolidated financial statements given the current uncertain status of exploration work on the Boulder, Colorado properties and thus no purchase price has been recorded as of September 30, 2012. Therefore, the Company recognized a loss on the sale of its subsidiary of $2,757,511 for the nine months ended September 30, 2011, which represented the net book value of the assets transferred to Devtec on June 14, 2011 (no liabilities were assumed by Devtec) as follows:

16 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

3.	Mineral Properties and Exploration Expenses (continued)

Reclamation bonds	$245,221
Buildings and equipment	$753,605
Participating interest in mineral property	$1,758,685
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

During March 2012, the Company entered into debt settlement agreements for $105,000 of advances received from a director of the Company and a company during fiscal 2011. During August 2012, the Company received $50,000 from a director and officer as an advance, which is non-interest bearing and due on successful capital raising. As at September 30, 2012 advances payable were $82,000.

5.	Common Stock

On September 21, 2012, Aurora Gold Corporation (the “Company”), entered into a subscription agreement (the “Subscription Agreement ”) with Alltech Capital Limited (“Investor”), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, 135,000,000 shares of the Company’s common stock for a purchase price of $5,000,000. The closing of the transaction contemplated by the Subscription Agreement occurred in October, 2012 (see Note 9), subject to each of the Company and Investor satisfactorily meeting or waiving the closing conditions contained in the Subscription Agreement. A copy of the Subscription Agreement was lodged with the SEC on September 27, 2012.

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

17 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

5.	Common Stock (continued)

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

The following is a summary of stock option activity and the status of stock options outstanding and exercisable at September 30, 2012:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years) As At	Aggregate Intrinsic value As At
Outstanding and exercisable at December 31, 2011	9,050,000	0.110	4.28	36,500
Forfeited during quarter March 31, 2012	(200,000)	0.260	-	-
Granted during quarter March 31, 2012	1,600,000	0.050	-	-
Outstanding and exercisable at March, 31, 2012	10,450,000	0.090	4.21	42,000
Granted during quarter June 30, 2012	200,000	0.065	-	-
Outstanding and exercisable at June, 30, 2012	10,650,000	0.097	3.97	34,125
Forfeited during quarter September 30, 2012	(1,000,000)	0.260	-	-
Granted during quarter September 30, 2012	-	-	-	-
Outstanding and exercisable at September, 30, 2012	9,650,000	0.080	3.74	52,500

18 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

6.	Stock Options (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2012.

During the quarter ended September 30, 2012, Lars Pearl’s 1,000,000 options lapsed on August 6, 2012.

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

As of September 30, 2012, there are outstanding Warrants to purchase 8,000,000 shares of common stock with an exercise price of $0.08 expiring June 20, 2013.

19 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a)	During the nine-month period ended September 30, 2012 consulting fees of $297,190 (September 30, 2011: $191,742) were incurred to directors and officers (or companies of the officers and directors) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b)	Included in accounts payable and accrued expenses and advances payable (related parties) at September 30, 2012 and December 31, 2011 were $322,419 and $Nil respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

On September 21, 2012, Aurora Gold Corporation (the “Company”), entered into a subscription agreement (the “Subscription Agreement ”) with Alltech Capital Limited (“Investor”), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, 135,000,000 shares of the Company’s common stock for a purchase price of $5,000,000. The closing of the transaction contemplated by the Subscription Agreement occurred in October 2012, subject to each of the Company and Investor satisfactorily meeting or waiving the closing conditions contained in the Subscription Agreement. A copy of the Subscription Agreement was lodged with the SEC on September 27, 2012.

On October 5, 2012, the Company, completed the sale of 135,000,000 shares of the Company’s common stock for a purchase price of $5,000,000, to Alltech Capital Limited pursuant to the terms of a subscription agreement entered into between the Company and the Alltech Capital Limited dated September 21, 2012. As a result of the sale of 135,000,000 shares of the Company’s common stock of approximately 54%, a change in control of the Company has occurred. As a condition to the closing of the transaction, the Company agreed to increase the size of its board of directors to five (5) members and to appoint two board members selected by the Investor. The board of directors appointed each of Messrs. Vladimir Bernshtein and Andrey Ratsko to serve as directors of the Company. Additionally, Mr. Bernshtein has been named as the Company’s Chief Business Development Director.

Other than the aforementioned there were no subsequent events at the date of filing.

20 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF aurora gold corporation SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Uncertainties Relating To Forward-Looking Statements

This portion of the Quarterly Report provides management's discussion and analysis (MD&A) of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as of and for the nine-month period ended September 30, 2012, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the nine month periods ended September 30, 2012 and 2011 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2011 and the related annual MD&A included in the December 31, 2011 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified. For the purposes of preparing this MD&A, we consider the materiality of information. Information is considered material if: (i) such information results in, or would reasonably be expected to result in, a significant change in the market price or value of Aurora Gold Corporation's shares; or (ii) there is a substantial likelihood that a reasonable investor would consider it important in making an investment decision or if it would significantly alter the total mix of information available to investors. Materiality is evaluated by reference to all relevant circumstances, including potential market sensitivity. This document contains numerous forward-looking statements relating to our business. The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information we believe reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from our future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company currently has an interest in a strategic land package of nine (9) properties none of which contain any reserves. The Company has no revenues, has sustained losses since inception and has been issued an opinion by the auditors expressing substantial doubt about the ability to continue as a going concern. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

21 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

Exploration and Development

Exploration Activities

The Company is a junior mineral exploration company and conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland. The telephone number is (+41) 41 711 0281. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

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

The Company currently has an interest in a strategic land package of nine (9) properties none of which contain any reserves. The Exploration licence areas are divided into 2 groups, the Săo Domingos and the Sao Joao areas.

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

22 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

Results of Operations

Three and nine months ended September 30, 2012 versus three and nine months ended September 30, 2011

Revenues and Net Loss – The Company has yet to generate any revenues or establish any history of profitable operations. The Company recorded a net loss of $(566,344) for the nine months ended September 30, 2012 (September 30, 2011: net loss $3,782,688) and $(70,112) for the three months ended September 30, 2012 (September 30, 2011: net loss $446,985) or $(0.00) (September 30, 2011: $(0.00)) and $(0.01) [September 30, 2011: $(0.04)] per share.

Expenses – The general and administrative expenses consist primarily of personnel costs, legal costs, investor relations costs, stock based compensation costs, accounting costs and other professional and administrative costs. General and Administrative expenses were $218,587 for the nine months ended September 30, 2012 (September 30, 2011: $139,250) and $27,995 for the three months ended September 30, 2012 (September 30, 2011: $54,095). The decrease quarter on quarter costs reflects further cash conservation initiatives implemented my management. Included in expenses are professional accounting and legal fees of $(80,450) for the nine months ended September 30, 2012 (September 30, 2011: $189,198) and $47,674 for the three months ended September 30, 2012 (September 30, 2011: $25,219) which represents further initiatives by management to settle long outstanding financial liabilities.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. The Company recorded exploration expenses of $131,724 for the nine months ended September 30, 2012 (September 30, 2011: $261,304) and $7,772 for the three months ended September 30, 2012 (September 30, 2011: $123,055) the majority relating to maintenance activities at the Brazilian properties during the current quarter and Colorado and Brazil mine in prior quarter.

Depreciation expense – Depreciation expenses charged to operations were nil for the nine months ended September 30, 2012 and nil for the three months ended September 30, 2012. (nine months ended September 30, 2011: $22,001 and three months ended September 30, 2011: $6,538).

Gain on extinguishment of liabilities – During the three and nine months ended September 30, 2012, the Company recorded gain on extinguishment of liabilities of $94,860, which represents further initiatives by management to settle long outstanding financial liabilities.

Liquidity and Capital Resources

September 30, 2012 versus December 31, 2011:

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

On September 21, 2012, Aurora Gold Corporation (the “Company”), entered into a subscription agreement (the “Subscription Agreement ”) with Alltech Capital Limited (“Investor”), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, 135,000,000 shares of the Company’s common stock for a purchase price of $5,000,000. The closing of the transaction contemplated by the Subscription Agreement occurred in October 2012, subject to each of the Company and Investor satisfactorily meeting or waiving the closing conditions contained in the Subscription Agreement. A copy of the Subscription Agreement was lodged with the SEC on September 27, 2012.

23 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

The Company also intends to finance activities by raising capital through the equity markets. In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and Chief Financial Officer. A Notice of Effectiveness was issued April 25, 2012. The offer will expire January 20, 2013. To date, no funds have been obtained from this offering.

At September 30, 2012 the Company had cash of $1,241 (December 31, 2011: $237,426) and a working capital deficiency of $(576,152) and $(300,218) as at December 31, 2011. Total liabilities as of September 30, 2012 were $577,393 (December 31, 2011: $537,644).

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

Cash Flow

Nine months ended September 30, 2012 versus nine months ended September 30, 2011:

Operating activities: The Company used cash of $381,481 (September 30, 2011: $986,424). Changes in prepaid expenses and other assets resulted were nil during the period (September 30, 2011: increase of $7,016) and changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $224,063 (September 30, 2011: decrease in cash of $732).

Investing Activities: There were no investing activities during the period (September 30, 2011: $80,000 financial warranty from Colorado Mined Land Reclamation bonds returned).

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

On September 21, 2012, Aurora Gold Corporation (the “Company”), entered into a subscription agreement (the “Subscription Agreement ”) with Alltech Capital Limited (“Investor”), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, 135,000,000 shares of the Company’s common stock for a purchase price of $5,000,000. The closing of the transaction contemplated by the Subscription Agreement occurred in October 2012, subject to each of the Company and Investor satisfactorily meeting or waiving the closing conditions contained in the Subscription Agreement. A copy of the Subscription Agreement was lodged with the SEC on September 27, 2012.

In August 2012 the Company received an advance of $50,000 from a director and officer of the Company. The advance is non-interest bearing and is due on successful capital raising.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

During the fiscal year 2011 the Company received funds from advances from individuals and a company, totalling $257,000 that were non-interest bearing, were due on demand and were unsecured. As at the end of the fiscal year this total amount was reduced to $137,000 due to $120,000 of this advance being converted to common stock for settlement of this indebtedness in December 2011 at $0.04 per share.

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

25 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

Share Capital

At September 30, 2012, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2011: 300,000,000) common shares with par value of $0.001 each
-	114,144,706 common shares were issued and outstanding as at September 30, 2012 (September 30, 2011: 90,974,868; December 31, 2011: 109,912,589).
-	9,650,000 (September 30 2011: 1,200,000; December 31, 2011: 9,050,000) stock options were outstanding under the incentive stock option plan. The stock options are exercisable at prices ranging from $0.05 to $0.12 per share, with expiry dates ranging from October 10, 2016 to April 9, 2017. If the holders were to acquire all 9,650,000 (December 31, 2011: 9,050,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $779,500 (December 31, 2011: $1,206,500).
-	Warrants outstanding as at September 30, 2012 were 8,000,000 (June 30, 2011: Nil; December 31, 2011: 8,000,000).

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the period ended September 30, 2012 (September 30, 2011: nil) and the subsequent period to October 18, 2012.

Off-balance Sheet Arrangements and Contractual Obligations

The Company does not have any off-balance sheet arrangements or contractual obligations as at September 30, 2012, that are likely to have or are reasonably likely to have a material current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in consolidated financial statements.

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

Other than as disclosed below, during the periods ended September 30, 2012 and 2011, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

26 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During the nine-month period ended September 30, 2012 consulting fees of $297,190 (September 30, 2011: $191,742) were incurred to directors and officers (or companies of the officers and directors) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Included in accounts payable and accrued expenses and advance payable (related parties) as at September 30, 2012 and December 31, 2011 were $322,419 and $nil respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

Plans for Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. The actual results could differ materially from those anticipated in these forward-looking statements. During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet the general and administrative operating expenses and to conduct work on exploration properties. There is, of course, no assurance that the Company will be able to do so and the Company does not have any agreements or arrangements with respect to any such financing. The exploration properties have not commenced commercial production and the Company has no history of earnings or cash flow from operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of properties, there is no assurance that any such activity will generate funds that will be available for operations.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

A second HQ/NQ drilling campaign (FOF-18 and 19) started in mid-2007 in which two holes were drilled into Fofoca. This program targeted down dip extensions, with drill hole 18 descending to 250 meters, but only encountered small stockwork vein systems. Generally the drill holes encountered thin hydrothermally brecciated, vuggy, sulphidic quartz veins with alterations ranging from argillic through to potassic (possible overprinting), which is typical for this style of mineralisation. No metallurgical test work was undertaken.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of September 30, 2012, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of September 30, 2012, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

29 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

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
101*

Financial statements from the quarterly report on Form 10-Q of Aurora Gold Corporation for the quarter ended September 30, 2012, formatted in XBRL: (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).

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

Included
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed Herewith

32 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Aurora Gold Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

AURORA GOLD CORPORATION

/s/ Lars Pearl

Name: Lars Pearl

Title: President and CEO

Principal Executive Officer

/s/ Ross Doyle

Name: Ross Doyle

Title: CFO

Principal Financial Officer

/s/ Agustin Gomez de Segura

Name: Agustin Gomez de Segura

Title: Director

Dated:   November 13, 2012

33 | AURORA GOLD CORPORATION