Form 10-K
period 2012-12-31
AURORA GOLD CORP
filed 2013-03-26
CIK 1037049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☒ ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number 000-24393

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of each class)

Name of each exchange on which registered: OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. .

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,305,517 as of June 30, 2012.

There were 249,144,706 shares of common stock outstanding on March 26, 2013.

Documents incorporated by reference: Refer to Exhibits

INDEX

PART I		4

	ITEM 1 – DESCRIPTION OF BUSINESS	4
	ITEM 1A – RISK FACTORS	12
	ITEM 1B – UNRESOLVED STAFF COMMENTS	12
	ITEM 2 – DESCRIPTION OF PROPERTY	12
	ITEM 4 – MINING SAFETY DISCLOSURES	15

PART II		16

	ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES	16
	ITEM 6 – SELECTED FINANCIAL DATA	18
	ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
	ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
	ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	30
	ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	30
	ITEM 9A – CONTROLS AND PROCEDURES	30
	ITEM 9B – OTHER INFORMATION	32

PART III		33

	ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	33
	ITEM 11 – EXECUTIVE COMPENSATION	38
	ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	42
	ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	44
	ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES	45

PART IV		47

	ITEM 15 – EXHIBIT, FINANCIAL STATEMENT SCHEDULES	46
	EXHIBIT A	49
	FINANCIAL STATEMENTS	49
	BALANCE SHEETS	50
	CONSOLIDATED BALANCE SHEETS	50
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	51
	CONSOLIDATED STATEMENTS OF CASH FLOWS	52
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)	53
	NOTES TO FINANCIAL STATEMENTS	57

2 | AURORA GOLD CORPORATION

Uncertainties Relating To Forward-Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act (SEC) of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports the Company files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year end, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and the Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The Company may, from time to time, make oral forward-looking statements. The Company strongly advises that the above paragraphs and the risk factors described in this Annual Report and in the Company’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of the Company to materially differ from those in the oral forward-looking statements. The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

3 | AURORA GOLD CORPORATION

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

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

The general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations and the recoverability of minerals  are dependent upon the existence of economically recoverable mineral reserves, confirmation of interest in the underlying properties and ability to obtain necessary financing to complete the development and future profitable production. Since 1996 the Company acquired and disposed of a number of properties. The Company has not been successful in any exploration efforts to establish reserves on any of the properties owned by or in which the Company holds an interest.

The Company currently has an interest in a strategic land package of six (6) properties none of which contain any reserves. The Company has no revenues, has sustained losses since inception and has been issued an opinion by the auditors expressing substantial doubt about the ability to continue as a going concern. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

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

The strategic objectives of the Company are to concentrate efforts on existing operations where infrastructure already exists, properties presently being developed or in advanced stages of exploration that have potential for additional discoveries and grass-roots exploration opportunities. The Company is currently concentrating on property exploration activities in Brazil.

The properties are in the exploration stage only and without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the operations will be, in part, directly related to the cost and success of the exploration programs, which may be affected by a number of factors. Please refer to “Item 1A. Risk Factors”

The Company currently has an interest in a strategic land package of six (6) properties none of which contain any reserves.

4 | AURORA GOLD CORPORATION

Significant Developments in Fiscal 2012 and Subsequent Events to March 25, 2013

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

The Company has calculated a body of mineralized material to Guide 7 standards calculated in accordance with the Australasian Joint Ore Reserves Committee (the “JORC”) code for reporting of Mineral Resources and Ore Reserves (the “JORC Code”). The current JORC compliant inferred resource is estimated at 130,000 ounces at 2.0 g/t calculated on a 0.5 g/t cut off. This mineralized material is located on the Săo Domingos property discussed below. The rest of the Brazil properties are in the preliminary exploration stage and do not contain any known bodies of ore. The Company is also examining data relating to the potential acquisition of other exploration properties in Latin America and South America.

The Company has no revenues, has sustained losses since inception, has been issued an opinion expressing substantial doubt about the ability to continue as a going concern by the auditors and relies upon the sale of securities to fund operations. The Company will not generate revenues even if any of exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities. Funds raised in fiscal years 2012 and 2011 were used for exploration of properties, payment for the Asset Purchase Agreement  (for the Boulder, Colorado property) and general administration.

During 2012 and 2013 through March 25, 2013 the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

The Company currently has an interest in six (6) properties located in Tapajos gold province in Para State, Brazil, collectively called the Sao Domingo project.  The Company has conducted exploration activities on the properties and have ranked the properties in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on the properties if further exploration work is not warranted.

The geology of the Săo Domingos property is predominantly composed of paleo-proterozoic Parauari Granites that play host to a number of gold deposits in the Tapajos Basin. Typical Granites of the younger Maloquinha Intrusive Suite have been noticed in the vicinity of the Fofoca resource area, and basic rocks considered to be part of the mesoproterozoic Cachoeira Seca Intrusive Suite occur around the Esmeril target area. The Săo Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings. The Săo Domingos property lies in the Tapajos Province of Para State, Brazil It is situated approximately 250 km SE of Itaituba, the regional centre.   Small aircraft service Itaituba daily and on occasions flights can be sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and ‘wet’ season site access is granted via light aircraft utilizing the local airstrip.

Tenures from the Department of National Production Minerals (DNPM) are disclosed in the aforementioned notes to the financial statements.

5 | AURORA GOLD CORPORATION

In Brazil, Aurora has six (6)  properties with an approximate total of 16,590 ha within the Tapajos Gold Province. The Exploration licence areas are located in the vicinity of the Săo Domingos Township. The Company has conducted various degrees of exploration activities on the properties and ranked the mineralised occurrences in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on parts of the property if further exploration work is not warranted. A summary of these properties approved by the Department of National Production Minerals (DNPM) is set out below. For further detail on these properties refer to “Mining and Exploration Properties”.

a)	DNPM Process 850.684/06 1,985.91 ha
b)	DNPM Process 850.782/05 6,656.20 ha
c)	DNPM Processes 850.012/06 and 850.013/06; 1128.08 ha and 750.55 ha respectively
d)	DNPM Process 850.119/06 1,068.72 ha
e)	DNPM Process 859.587/95 5,000.00 ha

São Domingos Project in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

a)	DNPM Processes 850.684/06: 1,985.91 ha

Aurora has good title over the mineral rights object of the DNPM Process No. 850.684/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. On September 13, 2006 Aurora submitted to DNPM one Exploration Claim for gold covering an area of 4914.18 ha in the Municipality of Itaituba, State of Pará. According to the information obtained such claim was correctly prepared and the required documents are in place but the area will be reduced to 1,985.91 due to overlapping with third parties’ areas with priority rights. The Exploration Permit has not been granted yet. The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

b)	DNPM Processes 850.782/05: 6,656.20 ha

Aurora has good title over the mineral rights object of the DNPM Process No. 850.782/05, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. On November 8, 2005 it was submitted to DNPM the Exploration Claim for gold in the Municipality of Itaituba, State of Pará. The Exploration Permit was granted on November 28, 2006 for a 3 (three) year period. The transfer to Aurora was approved on March 24, 2009 and on September 28, 2009 it was requested the renewal of the Exploration Permit. This area was reduced from 6,756 ha to 5,651.98 ha due to the overlapping with Garimpeira (alluvial) Mining properties held by Mr. Celio Paranhos. However the DNPM ́s general attorney in Brasilia agreed with Aurora’s legal thesis and nullified all applications filed by Mr. Paranhos (about to 1,900 applications). A new Exploration Permit rectifying the previous one was granted on August 20, 2010 for a 3 (three) year period, for an area of 6,656.20 hectares. The Annual Fees per Hectare (TAHs) for the 1st and 2nd years of the extension period have been properly paid. The annual fee for the third year was paid in January 2013. In order to have the Exploration Permit renewed an Exploration Report must be presented until June 20th 2013. No payments or royalties are due regarding the DNPM Process 850.782/05 since it was acquired through a permutation agreement with Altoro Mineração Ltda.

c)	DNPM Processes 850.012/06 and 850.013/06: 1,128.08 ha and 750.55 ha respectively

The exploration claims were submitted to DNPM on January 19, 2006, for gold covering an area of 1,128.08 ha and 750.55 ha respectively, in the Municipality of Itaituba, State of Pará. According to information obtained such claims were correctly prepared and the required documents are in place. The tenements 850.012/06 and 850.013/06 are held by Mr. Antonio Oliveira Ferreira and were submitted to DNPM on January 19, 2006. The tenements are located at Itaituba, State of Pará and are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes, but the area was blocked since it is inside of a Garimpeira Reserve. The transfer to Aurora will be submitted after the Exploration Permits are granted. There are no payments or royalties related to the tenements according to the agreement entered into with the previous owner.

6 | AURORA GOLD CORPORATION

d)	DNPM Process 850.119/06: 1,068.72 ha

Direct access to the files of this Project at DNPM’s office were not sited, however analysis is based on the then current information provided on DNPM’s website. The exploration claim was submitted to DNPM on March 7, 2006, for gold covering an area of 1,068.72 ha, in the Municipality of Itaituba, State of Pará. Aurora has good title over the mineral rights object of the DNPM Process No. 850.119/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. The Exploration Permit has not been granted yet. The above-mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

e)	DNPM Process 859.587/95: 5,000 ha

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

The tenement 859.587/95 is held by Aurora and is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará. On November 27, 1995 it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on September 15, 2006 for a 3 (three) year period covering an area of 5000 ha, and it was valid until September 15, 2009. On July 15, 2009 it was requested the renewal of the Exploration Permit, which was granted on June 14, 2012. The transfer to Aurora was approved and published on July 6, 2012. The beginning of the activities for the renewal period was properly informed on September 5, 2012. The Annual Fee per Hectare (TAHs) for the 1st year of the extension period has been properly paid. There are no payments or royalties related to the tenements since all payments due under the terms of the agreement entered into with the previous owner have been already made.

Expenditure

For fiscal years ended December 31, 2012 and 2011 the Company recorded exploration expenses of $332,285 and $307,613 respectively.

7 | AURORA GOLD CORPORATION

Financing

The Company intends to continue finance activities by raising capital through the equity markets.

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

In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and Chief Financial Officer. A Notice of Effectiveness was issued April 25, 2012. The offer was deregistered on January 7, 2013 and none of the shares registered were sold under the Registration Statement.

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

8 | AURORA GOLD CORPORATION

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

Exploration Activities

The Company is a junior mineral exploration company and conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland. The telephone number is +41 41 711 0281. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

The strategic objectives of the Company are to concentrate efforts on existing operations where infrastructure already exists, properties presently being developed or in advanced stages of exploration that have potential for additional discoveries and grass-roots exploration opportunities. The Company is currently concentrating on property exploration activities in Brazil.

The properties are in the exploration stage only and without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the operations will be, in part, directly related to the cost and success of the exploration programs, which may be affected by a number of factors. Please refer to “Item 1A. Risk Factors”

The Company currently has an interest in a strategic land package of six (6) properties none of which contain any reserves.

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

9 | AURORA GOLD CORPORATION

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

Sources and Availability of Raw Materials and the Names of Principal Suppliers

As a mineral exploration company, the Company does not require sources of raw materials and does not have principal suppliers in the way, which applies to manufacturing companies.  The raw materials are, in effect, mineral exploration properties staked or acquired from third parties. The management team seeks to assemble a portfolio of quality mineral exploration properties in Brazil  and elsewhere in South America, and continues to review any properties, worldwide, that may fall within the scope of the management and technical teams’ expertise. Initially, the Company operates in the field with the president and various consultants on an as needed basis.  This enables the Company to assemble a portfolio of properties through grass roots exploration and staking.  The Company will also acquire new properties via option agreements when new properties can be acquired on favorable terms.

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

The mining industry in Brazil is highly regulated.  The president and various consultants have extensive industry experience and are familiar with government regulations respecting the initial acquisition and early exploration of mining claims in Brazil and many other countries in South America, Australia, Africa, Kazakhstan and the former Soviet Union. The Company is required under law to meet government standards relating to the protection of land and waterways, safe work practices and road construction. The Company is unaware of any proposed or probable government regulations that would have a negative impact on the mining industry in Brazil. The Company proposes to adhere strictly to the regulatory framework, which governs mining operations in Brazil.

Effect of existing or probable governmental regulations on the business

Management is unaware of any existing or probable government regulations, which would have a positive or negative impact on the Company.

10 | AURORA GOLD CORPORATION

Costs and effects of compliance with environmental laws (federal, state and local)

At the present time, the costs of compliance with environmental laws are minimal.  In the event that claims, which may be, acquired in the future host a viable ore body, the costs and affects of compliance with environmental laws will be incorporated in the exploration plan for these claims. Qualified mining engineers will prepare these exploration plans.

Number of total employees and number of full time employees

The Company does not have employees. The Company does appoint contractors and consultants. As of March 25, 2013 the Company had contractors and consultants ranging between 18 to 24 in number.

11 | AURORA GOLD CORPORATION

ITEM 1A – RISK FACTORS

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2 – DESCRIPTION OF PROPERTY

Office Premises

The Company conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland. The telephone number is +41 41 711 0281. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property. Aurora maintains its statutory registered agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014.

Mining and Exploration Properties

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

The general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations and the recoverability of minerals  are dependent upon the existence of economically recoverable mineral reserves, confirmation of interest in the underlying properties and ability to obtain necessary financing to complete the development and future profitable production. Since 1996 the Company acquired and disposed of a number of properties. The Company has not been successful in any exploration efforts to establish reserves on any of the properties owned by or in which the Company holds an interest.

The Company currently has an interest in a strategic land package of six (6) properties none of which contain any reserves. The Company has no revenues, has sustained losses since inception and has been issued an opinion by the auditors expressing substantial doubt about the ability to continue as a going concern. The Company may not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company may be dependent on future financings in order to maintain operations and continue exploration activities.

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

The strategic objectives of the Company are to concentrate efforts on existing operations where infrastructure already exists, properties presently being developed or in advanced stages of exploration that have potential for additional discoveries and grass-roots exploration opportunities. The Company is currently concentrating on property exploration activities in Brazil.

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

12 | AURORA GOLD CORPORATION

The Company has calculated a body of mineralized material to Guide 7 standards calculated in accordance with the Australasian Joint Ore Reserves Committee (the “JORC”) code for reporting of Mineral Resources and Ore Reserves (the “JORC Code”). The current JORC compliant inferred resource is estimated at 130,000 ounces at 2.0 g/t calculated on a 0.5 g/t cut off. This mineralized material is located on the Săo Domingos property discussed below. The rest of the Brazil properties are in the preliminary exploration stage and do not contain any known bodies of ore. The Company will also examine data relating to any potential acquisition opportunities of other exploration properties in Latin America and South America.

During 2012 and 2013 through March 25, 2013 the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

The Company currently has an interest in six (6) properties located in Tapajos gold province in Para State, Brazil, collectively called the Sao Domingo project.  The Company has conducted exploration activities on the properties and have ranked the properties in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on the properties if further exploration work is not warranted.

The geology of the Săo Domingos property is predominantly composed of paleo-proterozoic Parauari Granites that play host to a number of gold deposits in the Tapajos Basin. Typical Granites of the younger Maloquinha Intrusive Suite have been noticed in the vicinity of the Fofoca resource area, and basic rocks considered to be part of the mesoproterozoic Cachoeira Seca Intrusive Suite occur around the Esmeril target area. The Săo Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings. The Săo Domingos property lies in the Tapajos Province of Para State, Brazil It is situated approximately 250 km SE of Itaituba, the regional centre.   Small aircraft service Itaituba daily and on occasions flights can be sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and ‘wet’ season site access is granted via light aircraft utilizing the local airstrip.

Tenures from the Department of National Production Minerals (DNPM) are disclosed in the aforementioned notes to the financial statements.

13 | AURORA GOLD CORPORATION

In Brazil, Aurora has six (6)  properties with an approximate total of 16,590 ha within the Tapajos Gold Province. The Exploration licence areas are located in the vicinity of the Săo Domingos Township. The Company has conducted various degrees of exploration activities on the properties and ranked the mineralised occurrences in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on parts of the property if further exploration work is not warranted. A summary of these properties approved by the Department of National Production Minerals (DNPM) is set out below.

a)	DNPM Process 850.684/06 1,985.91 ha
b)	DNPM Process 850.782/05 6,656.20 ha
c)	DNPM Processes 850.012/06 and 850.013/06; 1128.08 ha and 750.55 ha respectively
d)	DNPM Process 850.119/06 1,068.72 ha
e)	DNPM Process 859.587/95 5,000.00 ha

São Domingos Project in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

a)	DNPM Processes 850.684/06: 1,985.91 ha

Aurora has good title over the mineral rights object of the DNPM Process No. 850.684/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. On September 13, 2006 Aurora submitted to DNPM one Exploration Claim for gold covering an area of 4914.18 ha in the Municipality of Itaituba, State of Pará. According to the information obtained such claim was correctly prepared and the required documents are in place but the area will be reduced to 1,985.91 due to overlapping with third parties’ areas with priority rights. The Exploration Permit has not been granted yet. The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

b)	DNPM Processes 850.782/05: 6,656.20 ha

Aurora has good title over the mineral rights object of the DNPM Process No. 850.782/05, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. On November 8, 2005 it was submitted to DNPM the Exploration Claim for gold in the Municipality of Itaituba, State of Pará. The Exploration Permit was granted on November 28, 2006 for a 3 (three) year period. The transfer to Aurora was approved on March 24, 2009 and on September 28, 2009 it was requested the renewal of the Exploration Permit. This area was reduced from 6,756 ha to 5,651.98 ha due to the overlapping with Garimpeira (alluvial) Mining properties held by Mr. Celio Paranhos. However the DNPM ́s general attorney in Brasilia agreed with Aurora’s legal thesis and nullified all applications filed by Mr. Paranhos (about to 1,900 applications). A new Exploration Permit rectifying the previous one was granted on August 20, 2010 for a 3 (three) year period, for an area of 6,656.20 hectares. The Annual Fees per Hectare (TAHs) for the 1st and 2nd years of the extension period have been properly paid. The annual fee for the third year was paid in January 2013. In order to have the Exploration Permit renewed an Exploration Report must be presented until June 20th 2013. No payments or royalties are due regarding the DNPM Process 850.782/05 since it was acquired through a permutation agreement with Altoro Mineração Ltda.

c)	DNPM Processes 850.012/06 and 850.013/06: 1,128.08 ha and 750.55 ha respectively

The exploration claims were submitted to DNPM on January 19, 2006, for gold covering an area of 1,128.08 ha and 750.55 ha respectively, in the Municipality of Itaituba, State of Pará. According to information obtained such claims were correctly prepared and the required documents are in place. The tenements 850.012/06 and 850.013/06 are held by Mr. Antonio Oliveira Ferreira and were submitted to DNPM on January 19, 2006. The tenements are located at Itaituba, State of Pará and are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes, but the area was blocked since it is inside of a Garimpeira Reserve. The transfer to Aurora will be submitted after the Exploration Permits are granted. There are no payments or royalties related to the tenements according to the agreement entered into with the previous owner.

14 | AURORA GOLD CORPORATION

d)	DNPM Process 850.119/06: 1,068.72 ha

Direct access to the files of this Project at DNPM’s office were not sited, however analysis is based on the then current information provided on DNPM’s website. The exploration claim was submitted to DNPM on March 7, 2006, for gold covering an area of 1,068.72 ha, in the Municipality of Itaituba, State of Pará. Aurora has good title over the mineral rights object of the DNPM Process No. 850.119/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. The Exploration Permit has not been granted yet. The above-mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

e)	DNPM Process 859.587/95: 5,000 ha

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

The tenement 859.587/95 is held by Aurora and is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará. On November 27, 1995 it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on September 15, 2006 for a 3 (three) year period covering an area of 5000 ha, and it was valid until September 15, 2009. On July 15, 2009 it was requested the renewal of the Exploration Permit, which was granted on June 14, 2012. The transfer to Aurora was approved and published on July 6, 2012. The beginning of the activities for the renewal period was properly informed on September 5, 2012. The Annual Fee per Hectare (TAHs) for the 1st year of the extension period has been properly paid. There are no payments or royalties related to the tenements since all payments due under the terms of the agreement entered into with the previous owner have been already made.

ITEM 3 – LEGAL PROCEEDINGS

Aurora is not a party to any pending legal proceedings and, to the best of Aurora’s knowledge, none of Aurora’s assets are the subject of any pending legal proceedings.

ITEM 4 – MINING SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

15 | AURORA GOLD CORPORATION

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

a.	Market Information

The Common Stock is currently quoted on the OTCQB. The common stock was removed from the OTC Bulletin Board effective May 20, 2009 and relisted on the OTCBB on August 5, 2010. In 2011 the Company was removed from the OTCBB and relisted on the OTCQB. Please refer to “Item1A. Risk Factors.”

The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the OTCQB for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The stock is also quoted on the Berlin-Bremen Exchange (A4G.BE).

High & Low Bids
Period ended	High	Low	Source
December 31, 2012	$0.064	$0.001	OTC Markets, Inc.
September 30, 2012	$0.060	$0.040	OTC Markets, Inc.
June 30, 2012	$0.060	$0.040	OTC Markets, Inc.
March 31, 2012	$0.070	$0.060	OTC Markets, Inc.
December 31, 2011	$0.100	$0.040	OTC Markets, Inc.
September 30, 2011	$0.160	$0.080	OTC Markets, Inc.
June 30, 2011	$0.320	$0.120	OTC Markets, Inc.
March 31, 2011	$0.340	$0.240	OTC Markets, Inc.

The closing price on March 21, 2013 was $0.035.

b.	Holders of Record

As of March 25, 2013, there were approximately 725 holders of record of the Common Stock. The Company has not paid any cash dividends. Please refer to “Dividend Policy”. The Company does not have securities authorized for issuance under an equity compensation plan.

There are 9,650,000 (2011: 9,050,000) shares reserved for issuance pursuant to options granted under the Company’s stock option plan as at December 31, 2012 (9,650,000: March 25, 2013).

c.	Transfer Agent

The transfer agent of common stock is Worldwide Stock Transfer, LLC, having an office at 433 Hackensack Avenue, Level L. Hackensack, NJ, USA 07601.

d.	Dividends

The Company has never paid cash dividends on the capital stock and does not anticipate paying any cash dividends in the foreseeable future, but intends to retain capital for reinvestment in the business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the financial condition, results of operations, capital requirements and other factors as the board of directors deems relevant.  No securities were issued without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of Fiscal 2012. The Company did not affect any repurchases of securities during the fourth quarter of Fiscal 2012.

16 | AURORA GOLD CORPORATION

e.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any repurchases of securities during the fourth quarter of fiscal year ended December 31, 2012 or the subsequent period through to March 25, 2013.

f.	Penny Stock Rules

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

Rule 144

There were 249,144,706 shares of Common Stock issued and outstanding at March 25, 2013, of which 5,428,896 shares are deemed "restricted securities," within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

17 | AURORA GOLD CORPORATION

ITEM 6 – SELECTED FINANCIAL DATA

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements filed with this Report.

18 | AURORA GOLD CORPORATION

Business Overview

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

The general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations and the recoverability of minerals  are dependent upon the existence of economically recoverable mineral reserves, confirmation of interest in the underlying properties and ability to obtain necessary financing to complete the development and future profitable production. Since 1996 the Company acquired and disposed of a number of properties. The Company has not been successful in any exploration efforts to establish reserves on any of the properties owned by or in which the Company holds an interest.

The Company currently has an interest in a strategic land package of six (6) properties none of which contain any reserves. The Company has no revenues, has sustained losses since inception and has been issued an opinion by the auditors expressing substantial doubt about the ability to continue as a going concern. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

The Company has no revenues, has sustained losses since inception, has been issued an opinion expressing substantial doubt about the ability to continue as a going concern by the auditors and relies upon the sale of securities to fund operations. The Company will not generate revenues even if any of exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities. Funds raised in fiscal years 2012 and 2011 were used for exploration of properties, and general administration.

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

On October 5, 2012, the Company, completed the sale of 135,000,000 shares of the Company’s common stock for a purchase price of $5,000,000, to Alltech Capital Limited pursuant to the terms of a subscription agreement entered into between the Company and the Alltech Capital Limited dated September 21, 2012. As a result of the sale of 135,000,000 shares of the Company’s common stock of approximately 54%, a change in control of the Company has occurred. As a condition to the closing of the transaction, the Company agreed to increase the size of its board of directors to five (5) members and to appoint two board members selected by the Investor. The board of directors appointed each of Messrs. Vladimir Bernshtein and Andrey Ratsko to serve as directors of the Company. Additionally, Mr. Bernshtein has been named as the Company’s Chief Business Development Director. The strategic objectives of the Company are to concentrate efforts on existing operations where infrastructure already exists, properties presently being developed or in advanced stages of exploration that have potential for additional discoveries and grass-roots exploration opportunities. The Company is currently concentrating on exploration activities in Brazil.  The board terminated several agreements for mineral property rights during Fiscal 2012 and 2011 with a view to consolidate and concentrate on the strategic land package of assets located in the Tapajos Region of Brazil.

19 | AURORA GOLD CORPORATION

Plan of Operation

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. The actual results could differ materially from those anticipated in these forward-looking statements. During the next 12 months the Company may raise additional funds through equity offerings and/or debt borrowing to meet the general and administrative operating expenses and to conduct work on exploration properties. There is, of course, no assurance that the Company will be able to do so and the Company does not have any agreements or arrangements with respect to any such financing. The exploration properties have not commenced commercial production and the Company has no history of earnings or cash flow from operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of properties, there is no assurance that any such activity will generate funds that will be available for operations.

The Company intends to concentrate exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in other South American countries. Additional contractors and consultants may be hired on as and when the requirement occurs.

The exploration work program for the remainder of Fiscal 2013 will focus on the Brazilian properties. The Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca resource area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralisation. The Toucano occurrence was a recent discovery, made during the 4th Quarter of 2011 located in the same vicinity as the Colibri gold occurrence and close to the Fofoca resource area and the Attacadau occurrence. Toucano was discovered as a result of reviewing remote sensing imagery acquired during the last quarter of 2011 and the occurrence of recent artisanal activity.

Aurora conducted detailed mapping over the Toucano occurrence during 2012 and completed channel sampling across the exposed strike of potentially mineralised lithologies. As a result of the significant channel sample results and the other high-grade rock chip results taken from exposures within the Toucano system. Aurora intends to focus exploration delineating the potential area of mineralised material. This work will entail surface mapping, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

Aurora recently concluded a first pass project wide evaluation of tailings and alluvial/elluvial potential. Results showed that follow up test work is recommended and Aurora intends to apply for a trial mining license to carry out bulk sampling of potentially economic material. Concurrently a technical team has been assembled to continue the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock mineralisation in preparation for subsurface test work.

Results of the follow up exploration during 2012 identified further primary and placer gold occurrences, which were subsequently sampled for gold and associated minerals; cartographic archival data was reviewed, and follow on exploration recommendations and budgets established. Included in the recommendations is a geophysical survey utilizing GPR (Georadar) profiling as a method for determining overburden depths and delineation of potential alluvial/elluvial ore zones in cross a section.

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

The company also intends to expand the infrastructure on Sao Domingo to include further staff accommodation, office space, workshops for heavy machinery and an onsite laboratory for assaying. Currently the Company has a budget for exploration and alluvial/elluvial mining, and will seek to acquire a trial mining license in the near future. The exploration phase during 2012, coupled with data from previous campaigns has shown the project has great potential to host significant economic alluvial/elluvial and hard rock mineralisation.

20 | AURORA GOLD CORPORATION

Results of Operations

Year Ended December 31, 2012 (Fiscal 2012) versus Year Ended December 31, 2011 (Fiscal 2011)

Revenues and Net Loss – The Company has yet to generate any revenues or establish any history of profitable operations. For the year ended December 31, 2012 the Company recorded a net loss of $1,200,374 (2011:net loss $4,627,338) or $(0.01) [2011:$(0.05)] per share.

Expenses – General and administrative expenses consist primarily of personnel, legal, investor relations, stock based compensation, accounting and other professional and administrative costs. For the year ended December 31, 2012 the Company recorded General and Administrative expenses of $332,285 (2011: $550,655). Professional fees for accounting and legal of $125,838 (2011: $241,125) were also incurred.

Exploration expenditures – Exploration expenses are charged to operations as they are incurred. For the year ended December 31, 2012 the Company recorded exploration expenses of $429,433 (2011: $307,613).

Depreciation expenses – Depreciation expenses charged to operations for the year ended December 31, 2012 were $5,129 (2011: $27,897).

AGC Resources LLC – (Boulder, Colorado Property Disposed June 14, 2011)

On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC, which owns certain properties in Boulder, Colorado (see note 3(c) for a discussion of the specific assets purchased by AGC in June 2010), to Devtec for a total of $2 million, plus royalty. Under the terms of the agreement, Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the nine-month anniversary of the payment of the first $1 million. Additionally, Devtec will pay the Company a 5% royalty from the start of production.

The Company is unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there is uncertainty as to whether the purchase price will be collected. Further, the collection of any purchase price is also contingent on the outcome of the court case described in Note 3 to the consolidated financial statements filed with this report. Given these factors, collection of the purchase price is not considered reasonably possible at the time of this report given the current uncertain status of exploration work on the Boulder, Colorado properties and the uncertainties of the related legal action and thus no purchase price has been recorded as of December 31, 2012. Once collection of the purchase price becomes assured and the aforementioned uncertainties resolved, the purchase price will be recorded in the Consolidated Statements of Comprehensive Income (Loss).

21 | AURORA GOLD CORPORATION

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

Capital Resources and Liquidity

December 31, 2012 versus December 31, 2011

During 2012 the capital markets continued to be tight and many companies had restricted access to debt and equity financing. The Company's exploration properties are in the exploration stage and have not commenced commercial production. Consequently the Company has no history of earnings or cash flow from its operations. As a result, the Company is reviewing its 2013 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

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

At December 31, 2012, the Company had cash of $3,963,836 (2011: $237,426) and working capital of $3,754,403 (working capital deficiency 2011: $(300,218)). Total liabilities as of December 31, 2012 were $277,343 (2011: $537,644).

The Company intends to continue finance activities by raising capital through the equity markets.

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

In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and Chief Financial Officer. A Notice of Effectiveness was issued April 25, 2012. The offer was deregistered on January 7, 2013 and none of the shares registered were sold under the Registration Statement.

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

22 | AURORA GOLD CORPORATION

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

The general business strategy is to acquire mineral projects  either directly or through the acquisition of operating entities. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the USA and applicable to a going concern concept, which contemplates the realization of assets and the satisfaction of liabilities and commitments during the normal course of business. As discussed in note 1  to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during 2012 operating activities used cash of $1,392,990 (2011: $1,062,075). The Company requires additional funds to meet the Company obligations and maintain the operations. The Company may not have sufficient working capital to (i) pay administrative and general operating expenses through December 31, 2013 and (ii) to conduct preliminary exploration programs. Without cash flow from operations, the Company may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on the properties. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of the properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of interest in certain properties or an actual foreclosure of interest. The Company has no agreements or understandings with any person as to such additional financing.

23 | AURORA GOLD CORPORATION

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

Cash Flow

Operating activities:

During 2012 operating activities of the Company used cash of $1,296,342 (2011: $1,062,075). The following is a breakdown of cash used for operating activities: Depreciation and amortization of $5,129 (2011: $27,897). Changes in prepaid expenses and other assets resulted in a decrease in cash of $67,910 (2011: increase in cash of $20,344). Changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $6,013 (2011: increase in cash of $55,343).

Investing Activities:

During the year ended December 31, 2012 the Company invested $103,045 in the purchase of equipment for exploration activities. During the year ended December 31, 2011, $80,000 of the financial warranty with respect to the Colorado Mined Land Reclamation bonds was returned to the Company.

Financing Activities:

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

24 | AURORA GOLD CORPORATION

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

25 | AURORA GOLD CORPORATION

Share Capital

At March 25, 2013, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2012: 300,000,000) common shares with par value of $0.001 each
-	249,144,706 common shares were issued and outstanding as at March 25, 2013 (December 31, 2012: 249,144,706).
-	9,650,000 (2012: 9,650,000) stock options were outstanding under the incentive stock option plan. The stock options are exercisable at prices ranging from $0.05 to $0.12 per share, with expiry dates ranging from October 10, 2016 to April 9, 2017. If the holders were to acquire all 9,650,000 (December 31, 2012: 9,650,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $779,500 (December 31, 2012: $779,500).

-	Warrants outstanding were 8,000,000 (December 31, 2012: 8,000,000).

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

In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and Chief Financial Officer. A Notice of Effectiveness was issued April 25, 2012. The offer was deregistered on January 7, 2013 and none of the shares registered were sold under the Registration Statement.

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2012 and 2011 and the subsequent period to March 25, 2013.

Off-balance Sheet Arrangements and Contractual Obligations

The Company does not have any off-balance sheet arrangements or contractual obligations at December 31, 2012, that are likely to have or are reasonably likely to have a material current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in consolidated financial statements.

Application of Critical Accounting Policies

The accounting policies and methods utilized in the preparation of the consolidated financial statements determine how the Company reports the financial condition and results of operations and may require management to make estimates or rely on assumptions about matters that are inherently uncertain. The accounting policies are described in note 2  to the December 31, 2012 consolidated financial statements. The accounting policies relating to mineral property and exploration costs, depreciation and amortization of property, plant and equipment and stock-based compensation are critical accounting policies that are subject to estimates and assumptions regarding future activities.

In 2007, the Company's Board of Directors approved the 2007 Stock Option Plan (amended September 29, 2008) (“the Plan”) to offer an incentive to obtain services of key employees, directors and consultants of the Company. The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time. No Plan participant may receive stock options exercisable for more than 2,500,000 shares of Common Stock in any one calendar year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the Company's capital stock on the date of grant). The term of stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting. The total fair value of options granted for during the reporting period are expensed in full as options are vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate for the term of the option. Due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate, for the year ended December 31, 2012 and 2011 Management utilizes the simplified method.

26 | AURORA GOLD CORPORATION

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

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2012 and 2011, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

27 | AURORA GOLD CORPORATION

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

US GAAP requires the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If management determine there has been an impairment then management is required to write-down the recorded value of the property, plant and equipment, which reduces earnings and net assets.

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

Other than as disclosed below, during the year ended December 31, 2012 and 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During year ended December 31, 2012, consulting fees of $301,714 (2011: $295,701) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. Coresco also charged for S1 fund raising and geophysical consulting activities for a total of $79,171 during the 2012 year.

Included in accounts payable (related parties) at December 31, 2012 is $126,220 (2011: $nil) payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

28 | AURORA GOLD CORPORATION

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

Capital and Exploration Expenditures

The Company is reviewing capital and exploration spending in light of current market conditions. As a result of our review, the Company may curtail a portion of our capital and exploration expenditures during 2013.

The Company is currently concentrating our exploration activities in Brazil  and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

Plans for Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. The actual results could differ materially from those anticipated in these forward-looking statements. During the next 12 months the Company may raise additional funds through equity offerings and/or debt borrowing to meet the general and administrative operating expenses and to conduct work on exploration properties. There is, of course, no assurance that the Company will be able to do so and the Company does not have any agreements or arrangements with respect to any such financing. The exploration properties have not commenced commercial production and the Company has no history of earnings or cash flow from operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of properties, there is no assurance that any such activity will generate funds that will be available for operations.

The Company intends to concentrate exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in other South American countries. Additional contractors and consultants may be hired on as and when the requirement occurs.

The exploration work program for the remainder of Fiscal 2013 will focus on the Brazilian properties. The Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca resource area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralisation. The Toucano occurrence was a recent discovery, made during the 4th Quarter of 2011 located in the same vicinity as the Colibri gold occurrence and close to the Fofoca resource area and the Attacadau occurrence. Toucano was discovered as a result of reviewing remote sensing imagery acquired during the last quarter of 2011 and the occurrence of recent artisanal activity.

Aurora conducted detailed mapping over the Toucano occurrence during 2012 and completed channel sampling across the exposed strike of potentially mineralised lithologies. As a result of the significant channel sample results and the other high-grade rock chip results taken from exposures within the Toucano system. Aurora intends to focus exploration delineating the potential area of mineralised material. This work will entail surface mapping, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, geophysical surveying and drilling.

Aurora recently concluded a first pass project wide evaluation of tailings and alluvial/elluvial potential. Results showed that follow up test work is recommended and Aurora intends to apply for a trial mining license to carry out bulk sampling of potentially economic material. Concurrently a technical team has been assembled to continue the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock mineralisation in preparation for subsurface test work.

29 | AURORA GOLD CORPORATION

Results of the follow up exploration during 2012 identified further primary and placer gold occurrences, which were subsequently sampled for gold and associated minerals; cartographic archival data was reviewed, and follow on exploration recommendations and budgets established. Included in the recommendations is a geophysical survey utilizing GPR (Georadar) profiling as a method for determining overburden depths and delineation of potential alluvial/elluvial ore zones in cross a section.

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

The company also intends to expand the infrastructure on Sao Domingo to include further staff accommodation, office space, workshops for heavy machinery and an onsite laboratory for assaying. Currently the Company has a budget for exploration and alluvial/elluvial mining, and will seek to acquire a trial mining license in the near future. The exploration phase during 2012, coupled with data from previous campaigns has shown the project has great potential to host significant economic alluvial/elluvial and hard rock mineralisation.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Aurora’s financial statements are stated in United States Dollars (USD) and are prepared in accordance with accounting principles generally accepted in the United States of America. See Financial Statements attached within.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

30 | AURORA GOLD CORPORATION

Evaluation of disclosure controls and procedures

The Company evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this report, being, December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that the internal control over disclosure controls were not effective as of December 31, 2012.

Management’s annual report on internal control over financial reporting

The Company’s Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2012.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was not effective as of December 31, 2012, due to the existence of material weaknesses, as described in greater detail below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

31 | AURORA GOLD CORPORATION

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the period ended December 31, 2012, certain deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)	Lack of a sufficient number of independent directors for our board and audit committee. The Company currently has one independent director on the board, which is comprised of 5 directors, and on the audit committee, which is comprised of 5 directors. As a publicly-traded company, the Company should strive to have a majority of independent board of directors.
(ii)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended December 31, 2012, the Company had two people on staff at our executive office and two persons at the Brazil office that performed nearly all aspects of financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to interim or annual consolidated financial statements that would not be prevented or detected.
(iii)	Insufficient corporate governance policies. Although the Company has a code of ethics, which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.
(iv)	Accounting for Non-Standard Transactions. Occasionally the Company enters into transactions that are more complex from an accounting perspective. These transactions by their nature require greater technical accounting expertise and greater consideration of the related facts and circumstances to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.

Plan for Remediation of Material Weaknesses

The Company intends to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. The Company intends to consider the results of the remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of internal control over financial reporting. The Company has implemented certain remediation measures and is in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-K. Such remediation activities include the following:

-	The Company continues to recruit one or more additional independent board members to join the board of directors.
-	In addition to the foregoing remediation efforts, the Company will continue to update the documentation of internal control processes, including formal risk assessment of financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

32 | AURORA GOLD CORPORATION

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.	Identify Directors and Executive Officers

The following table and text sets forth the names and ages of all directors and executive officers of the Company as of March 25, 2013. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The Board of Directors currently consists of five (5) members. Directors serve for a term of one year and stand for election at the annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors through less than a quorum of the board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

Name and Address	Age and Position

Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	Age 51, President, CEO and Director appointed April 27, 2007.

Agustin Gomez de Segura c.Kerria 32, 3A Alcobendas Soto de la Moraleja E-28109, Madrid, Spain	Age 58, Director appointed November 15, 2010.

Ross M Doyle 16 Erlibergstrasse 6314 Unterageri, Switzerland	Age 40, Director and CFO appointed October 11, 2011

Vladimir Bernshtein 11, Minskaya St. Moscow 121108, Russia	Age 36, Director and Chief Development Officer, Appointed October 5, 2012

Andrey Rastko 70A, Yudahina Str. Bishkek 720044, Kyrgyz Republic	Age 58, Director and Chief Technology Officer, Appointed October 5, 2012

The following is a description of the employment history for each of the directors and officers for the last five years:

Lars Pearl, 51, President, Director and Chief Executive Officer of Cigma Metals Corporation (2004 to 2008); Mr Pearl has been self employed as a geological consultant from 1993 to 2004. Mr Pearl has spent over 10 years as a geological consultant to properties in Australia, Tanzania, Russia, Kazakhstan, Peru, Colombia and Ecuador. During the last 5 years Mr Pearl was acting as a consultant geologist to various companies, including Aurora Gold Corporation, Cigma Metals Corporation, Carnavale Resources Ltd and De Beira Goldfields in Australia, Brazil, Peru, Ecuador and Tanzania before joining the board of Aurora Gold Corporation in April 2007. Mr Pearl devotes approximately 80% of his time dealing with the affairs of Aurora Gold. Mr Pearl received a Bachelor of Applied Geology degree from the University of Technology, Sydney Australia in 1993. Mr Pearl’s extensive experience, training and education as a geologist and his experience with other resources exploration companies make him particularly qualified to serve as an Aurora director.

33 | AURORA GOLD CORPORATION

Agustin Gomez de Segura, 58 was awarded a Diploma in Engineering in Physical Chemistry from the Moscow Technological University "MISA" (former Moscow Institute for Steel and Alloys). Mr Gomez de Segura also completed 4 years of a Doctorate in Metal's Physics at Moscow Technological University. Mr Gomez de Segura has had several senior roles in publicly listed companies. Mr Gomez de Segura's positions both past and present include: Director for Labtam Information & Scientific Instruments (Australia) from 1983 till 1990 and he was the Chairman of Advisory Board of Alina Bank (Russia) from 1994 till 1997. Mr Gomez de Segura’s extensive scientific experience, training and education and his overall business experience make him particularly qualified to serve as an Aurora director.

Ross Doyle, 40 was awarded a Bachelor of Commerce in 1991 from the University of Queensland, Australia and qualified as a Chartered Accountant in 1995. Mr Doyle has had several senior roles including 9 years commodities experience at Glencore. Mr Doyle’s extensive commodity, technology and corporate financing experience make him particularly qualified to serve as an Aurora director.

Valadimir Bernshtein has been active in the mining industry with Alltech Investments Limited since 2004 and as the Investment Director since 2008.  During this time Mr Bernshtein has been involved in various Alltech  projects including Oil & Gas exploration in Western Siberia, Sakhalin Island and Kamchatka and Gold exploration in Kyrgyzstan.

Andrey Rastko is a geologist with vast experience within the exploration and mining sector having worked in Africa and the Commonwealth of Independent States.  Currently Mr Ratsko is the Director General of TK Geo Resource which holds licenses for precious and base metals in the Chuy region of the Kyrgyz Republic.

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

34 | AURORA GOLD CORPORATION

The Board and Board Meetings

The Board of directors consists of five member (5) [2011: three members]. Directors serve for a term of one (1) year and stand for election at the annual meeting of stockholders. Pursuant to the Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors through less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

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

During the year ended December 31, 2012, the Board held a total of eight (8) meetings. All members of the Board attended all meetings of the Board where a present entitlement existed.

Directors’ and Officers’ Liability Insurance

The Company does not currently maintain directors’ and officers’ liability insurance coverage. The Company is currently reviewing insurance policies and anticipates obtaining coverage for board of directors and officers.

Board Committees and Corporate Governance

Audit Committee

The Board formed an independent standing Audit Committee on October 9, 2012. Whilst a Charter is yet to be established, the Audit Committee monitors financial reporting processes and internal control systems and appoint the independent registered public auditing firm. The members of the committee are Ross Doyle, Andrey Rastko and Agustin Gomez de Segura.

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

35 | AURORA GOLD CORPORATION

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

Corporate Governance

The Company has adopted Corporate Governance Guidelines applicable to the Board of Directors.

Board Leadership Structure

The Company currently has four (4) executive officers and five (5) directors. The Board of Directors has reviewed the Company’s current Board leadership structure, which consists of a Chief Executive Officer and a Chief Financial Officer, in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors, and the Company has determined that this structure is currently the most appropriate Board leadership structure for the company. Nevertheless, the Board intends to carefully evaluate from time to time the requirements of the business to ensure the structure best supports the stockholders.

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

36 | AURORA GOLD CORPORATION

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

During 2012 Agustin Gomez de Segura was paid a $27,000 director’s fee (2011:$40,000). Directors are entitled to participate in, and have been issued options under, the 2007 Stock Plan (as amended 29 September 2008). The Company also reimburses directors for any actual expenses incurred to attend meetings of the Board or travel upon request of the Company.

The following table reports all compensation the Company paid to non-employee directors, in their capacity as members of the Board, during the fiscal years 2011 and 2012 inclusive:

37 | AURORA GOLD CORPORATION

For Year Ended December 31	2012	2011
Agustin Gomez de Segura	27,000	$40,000
Ross Doyle	-	-
Valadimir Bernshtein	18,000	-
Andrey Rastko	18,000	-

Standard Arrangements

During fiscal 2012 the Company accrued $10,800 for Chairman’s fees. During fiscal 2011 the Company accrued a Chairman’s fee (non-cash payment). In all other years the Company did not pay a fee to outside, non-officer directors. The Company reimburses directors for reasonable expenses incurred for attending meetings of the Board of Directors.

ITEM 11 – EXECUTIVE COMPENSATION

The responsibility for establishing, administering and interpreting the policies governing the compensation and benefits for the executive officers lies with the Board of Directors. In this regard the Board has not retained the services of any compensation consultants.

The goals of the executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop the business within the framework of size and resource availability. During fiscal year 2012, the Company designed executive compensation program to achieve the following objectives:

-	attract and retain executives experienced in the resource exploration industry;
-	motivate and reward executives whose experience and skills are necessary to the Company’s ultimate success;
-	reward performance as warranted; and align the interests of the executive officers and stockholders by motivating executive officers to increase stockholder value.

38 | AURORA GOLD CORPORATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2012, and 2011:

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)		Total ($)
Lars M Pearl[1] (President, CEO, Director)	2011 2012	135,529 126,004	[2]	- -	- -	103,480 21,840	- -	- -	- -		239,009 147,844
Agustin Gomez de Segura (Director)	2011 2012	- -		- -	- -	99,631 21,840	- -	- -	40,000 27,000	[3] [4]	139,631 48,840
Ross Doyle[56] (Director, CFO)	2011 2012	31,980 112,710	[7]	- -	- -	99,631 -	- -	- -	- -		131,611 112,710
Valadimir Bernshtein (Director, Chief Development Officer)[8]	2011 2012	- 18,000		- -	- -	- -	- -	- -	- -		- 18,000
Andrey Rastko (Director, Chief Technology Officer)[9]	2011 2012	- 18,000		- -	- -	- -	- -	- -	- -		- 18,000

No officers or directors are subject to an employment agreement with the Company. The entire Board of Directors sets the current year compensation levels of each of the above named Executive Officers.

1 In Q4 2011 Lars Pearl debt settled for equity in the Company.

2 Effective January 1, 2011 Lars Pearl received approximately $135,529 (120,000 CHF) per annum payable in monthly instalments.

3 Agustin Gomez de Segura was paid a directors fee of $40,000 and $27,000 during the 2011 and 2012 fiscal years respectively.

4 Agustin Gomez de Segura was paid a directors fee of $40,000 and $27,000 during the 2011 and 2012 fiscal years respectively.

5 In Q4 2011 Ross Doyle debt settled for equity in the Company.

6 Effective October 11, 2011, Mr Doyle’s consulting company entered into a services agreement pursuant to which Mr Doyle’s company will be serving at the Company’s Chief Financial Officer. Global Strategic Synergies AG will be paid a monthly service fee of 10,000 Swiss Francs. The services agreement may be terminated by either party upon advanced written notice to the other party of 20 business days.

7 Effective October 1, 2011 Ross Doyle’s annualised salary set at 120,000 CHF per annum. During 2012 $112,710 was paid.

8 Valadimir Bernshtein was appointed October 5, 2012.

9 Andrey Rastko was appointed October 5, 2012.

39 | AURORA GOLD CORPORATION

Options/SAR Grants Table

In 2007, the Board of Directors approved the 2007 Stock Option Plan (the “Plan”) which was subsequently approved by the shareholders in July 2007 and amended in September 2008, to offer an incentive to obtain services of key employees, directors and consultants of the Company. The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time. No Plan participant may receive stock options exercisable for more than 2,500,000 shares of Common Stock in any one calendar year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of our capital stock on the date of grant). The term of stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting.

The Company awarded stock purchase options to the directors and officers of the Company and others during the fiscal years as set out below.

	Stock Options #	Exercise Price Ranges $
Outstanding and exercisable at December 31, 2010	1,700,000	0.26
Forfeited during the fiscal year 2011	500,000	-
Granted during the fiscal year 2011	7,850,000	0.12 - 0.05
Outstanding and exercisable at December 31, 2011	9,050,000	-

Forfeited during the fiscal year 2012	1,200,000	0.26
Granted during the fiscal year 2012	1,800,000	0.065 - 0.05
Outstanding and exercisable at December 31, 2012	9,650,000	-

The following is a summary of stock options granted and the status of stock options outstanding and exercisable at December 31, 2012 (there are no Stock Awards):

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price per Share ($)	Option Expiration Date
Lars Pearl	1,000,000	-	-	$0.12	October 10, 2016
Agustin Gomez de Segura	1,000,000	-	-	$0.12	October 10, 2016
Ross Doyle	1,000,000	-	-	$0.12	October 10, 2016
Joseph Sierchio	200,000	-	-	$0.12	October 10, 2016
Coresco AG	1,000,000	-	-	$0.12	October 10, 2016
Lars Pearl	1,250,000	-	-	$0.05	November 23, 2016
Agustin Gomez de Segura	1,100,000	-	-	$0.05	November 23, 2016
Ross Doyle	1,100,000	-	-	$0.05	November 23, 2016
Luis Mauricio	200,000	-	-	$0.05	November 23, 2016
Lars Pearl	800,000	-	-	$0.05	January 17, 2017
Agustin Gomez de Segura	800,000	-	-	$0.05	January 17, 2017
Global Strategic Synergies Pty Ltd	200,000	-	-	$0.065	April 9, 2017
Total	9,650,000

40 | AURORA GOLD CORPORATION

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2012 the Company had 9,650,000 (2011: 9,050,000) stock purchase options outstanding. At no time during the last completed fiscal year did the Company, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

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

Compensation of Directors

The Company reimburses directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of board of directors. The board of directors may award special remuneration to any director undertaking any special services other than services ordinarily required of a director. Only the Chairman and no other director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments, or incurred in connection with attending board meetings in Fiscal 2010. During Fiscal 2012, $27,000 and $40,000 was paid for services rendered to the Chairman (and the 2011, $40,000 was debt settled for common stock).

Employment Contracts

During the year ended December 31, 2012, consulting fees of $301,714 (2011: $295,701) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

41 | AURORA GOLD CORPORATION

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 25, 2013 by (i) each person who is known by the Company to beneficially own more than five percent (5%) of outstanding common stock; (ii) each of the directors and officers; and (iii) all directors and officers as a group. As at March 25, 2013, 249,144,706 shares of common stock were issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (%)

Alltech Capital Limited
59/63 Line Wall Road, PO Box 199
Gibraltar	135,000,000	52.16%

Officers and Directors
Agustin Gomez de Segura
c.Kerria 32, 3A Alcobendas
Soto de la Moraleja, E-28109, Madrid, Spain	6,228,896	2.41%

Lars M. Pearl
Hofnerstrasse 13
6314 Unterageri, Switzerland	9,904,912	3.83%

Ross Doyle
16 Erlibergstrasse
6314 Unteraegeri
Switzerland	3,726,450	1.44%

Directors and Officers as a group (3 persons)	19,860,258	7.67%

The above is calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 258,794,706 shares of common stock issued and outstanding on a fully diluted basis as of March 25, 2013. Under Rule 13d-3(d) shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

42 | AURORA GOLD CORPORATION

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

Changes in Control

On October 5, 2012, the Company, completed the sale of 135,000,000 shares of the Company’s common stock for a purchase price of $5,000,000, to Alltech Capital Limited pursuant to the terms of a subscription agreement entered into between the Company and the Alltech Capital Limited dated September 21, 2012. As a result of the sale of 135,000,000 shares of the Company’s common stock of approximately 54%, a change in control of the Company has occurred. As a condition to the closing of the transaction, the Company agreed to increase the size of its board of directors to five (5) members and to appoint two board members selected by the Investor. The board of directors appointed each of Messrs. Vladimir Bernshtein and Andrey Ratsko to serve as directors of the Company. Additionally, Mr. Bernshtein has been named as the Company’s Chief Development Director.

There were other no arrangements during the last completed fiscal year or subsequent period to March 25, 2013 which resulted in a change in control.

No securities were authorized for issuance under equity compensation plans.

43 | AURORA GOLD CORPORATION

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Transactions with Related Persons

Other than as disclosed below, during the fiscal years ended December 31, 2012 and 2011, none of the current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During the year ended December 31, 2012, consulting fees of $301,714 (2011: $295,701) were paid to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Coresco also charged for S1 fund raising and geophysical consulting activities for a total of $79,171 during the 2012 year.

44 | AURORA GOLD CORPORATION

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of annual consolidated financial statements and review of consolidated financial statements included in Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2012 fiscal year are $36,000 (2011: $51,065).

Audit-Related Fees

The aggregate fees billed for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under audit fees for fiscal 2012 were $0 (2011: $0).

Tax Fees

The aggregate fees billed for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2012 were $3,000 (2011: $2,500).

All Other Fees

The aggregate fees billed for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2012 were nil (2011: $0). The Audit Committee feels that the services rendered by Peterson Sullivan LLP were compatible with maintaining the principal accountant's independence.

45 | AURORA GOLD CORPORATION

PART IV

ITEM 15 – EXHIBIT, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

Audited financial statements of Aurora Gold Corporation have been included in Item 8 above and Exhibit A attached.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3.	Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to the Companies previous filings with the SEC which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-24393 98720970.

Exhibit	Description	Status

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed

3.1	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed

3.1	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed

3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed

3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB	Filed

3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB	Filed

4.1	Form of Subscription Agreement incorporated by reference to the Post-Effective amendments for registration statement on Form S-1	Filed

4.2	Form of Series A Warrant incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed	Filed

4.3	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to the registration statement on Form S-1 filed	Filed

4.4	Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. incorporated by reference to the registration statement on Form S-1	Filed

10.1	Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed

10.1	Services Agreement (the “LP Services Agreement”) with Lars Pearl, the Company’s Chief Executive Officer, pursuant to which Mr Pearl will serve as the Company’s Chief Executive Officer.	Filed

10.1	Services Agreement (the “AS Services Agreement”) with Agustin Gomez de Segura, the Company’s Chairman and sole independent director, pursuant to which Mr Segura will serve as the Company’s Chairman and independent director.	Filed

10.2	Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed

10.3	Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed

46 | AURORA GOLD CORPORATION

Exhibit	Description	Status

10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed

10.5	Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed

10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB	Filed

10.7	Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English Corporation incorporated by reference to the Form 10-KSB	Filed

10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed	Filed

10.9	Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed	Filed

10.10	Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed

10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed	Filed

10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed

10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB	Filed

10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed

10.15	Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed

10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed

10.17	Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB	Filed

10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB	Filed

10.19	Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed

10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB	Filed

10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed

10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB	Filed

10.23	Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed

10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed

10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB	Filed

10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB	Filed

10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed

10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed

10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed	Filed

10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed

47 | AURORA GOLD CORPORATION

Exhibit	Description	Status

10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed

10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2	Filed

10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2	Filed

10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed

10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB	Filed

10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A	Filed

10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393- 04689262).	Filed

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

* Filed Herewith

48 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

EXHIBIT A

FINANCIAL STATEMENTS

49 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aurora Gold Corporation

We have audited the accompanying consolidated balance sheets of Aurora Gold Corporation (an exploration stage company) and Subsidiary (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those statements require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Gold Corporation (an exploration stage company) and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception, has not been able to generate any operating revenues to date, and used cash during 2012 operations of $1,296,342. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 26, 2013

50 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

BALANCE SHEETS

CONSOLIDATED BALANCE SHEETS

AURORA GOLD CORPORATION
(An exploration stage enterprise)	As at	As at
Consolidated Balance Sheets	December 31	December 31
	2012	2011
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	3,963,836	237,426
Prepayments	67,910	-
Total current assets	4,031,746	237,426
Non current assets
Vehicles and other equipment net of accumulated depreciation of $5,129 for 2012	97,916	-
Total non current assets	97,916	-
Total assets	4,129,662	237,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	119,123	400,644
Advances payable	-	45,000
Accounts payable – related party	126,220
Advances payable – related party	32,000	92,000
Total current liabilities	277,343	537,644

Stockholders’ Equity (Deficiency)
Common stock
Authorized: 300,000,000 (December 31, 2011: 300,000,000) common shares with par value of $0.001 each
Issued and outstanding:
249,144,706 (December 31, 2011: 109,912,589) common shares	249,146	109,913
Advances for stock subscriptions	-	20,000
Additional paid-in capital	27,211,349	22,040,994
Accumulated deficit during the exploration stage	(23,600,974)	(22,400,600)
Accumulated other comprehensive income (loss)	(7,202)	(70,525)
Stockholder’ equity (deficiency)	3,852,319	(300,218)
Total liabilities and stockholders’ equity (deficiency)	4,129,662	237,426

The accompanying notes are an integral part of these consolidated financial statements.

51 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 19, 1995
Consolidated Statements of Comprehensive	(inception)	Year Ended	Year Ended
Income (Loss)	to December 31	December 31	December 31
	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$
Operating Expenses
General and administrative	2,717,353	380,439	550,655
Depreciation and amortization	150,255	5,129	27,897
Imputed interest on loan payable – related party	1,560	-	-
Interest and bank charges	396,782	2,525	7,867
Foreign exchange loss (gain)	(13,756)	1,563	(1,613)
Professional fees – accounting and legal	1,933,874	125,838	241,125
Property search and negotiation	479,695	-	-
Salaries, management and consulting fees	3,918,261	447,088	668,926
Exploration expenses	10,064,124	332,785	307,613
Write-off of equipment	240,338	-	67,357
	19,888,486	1,295,367	1,869,827
Other income (loss)
Gain (loss) on disposition of subsidiary	(2,541,037)	-	(2,757,511)
Interest income	22,486	133	-
Gain on sale of rights to Matupa agreement (net)	80,237	-	-
Loss on investments	(37,971)	-	-
Loss on spun-off operations	(316,598)	-	-
Gain (loss) on extinguishment of liabilities	(919,605)	94,860	-
	(3,712,488)	94,993	(2,757,511)
Net Loss	(23,600,974)	(1,200,374)	(4,627,338)
Other comprehensive income (loss)
Foreign currency translation adjustments		63,323	22,532
Comprehensive income (loss)		(1,137,051)	(4,604,806)

Net Loss Per Share – Basic and Diluted		$(0.01)	$(0.05)
Weighted Average Shares Outstanding – Basic and Diluted		145,261,911	90,537,439

The accompanying notes are an integral part of these consolidated financial statements.

52 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 19, 1995
Consolidated Statements of Cash Flows	(inception)	Year Ended	Year Ended
	to December 31	December 31	December 31
	2012	2012	2011
(Expressed in U.S. Dollars)	$	$	$
Cash Flows From Operating Activities
Net loss for the period	(23,600,974)	(1,200,374)	(4,627,338)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	150,255	5,129	27,897
Stock compensation expense on stock option grants	1,624,012	55,660	393,557
Expenses satisfied with issuance of common stock	1,202,054	-	243,254
Expenses satisfied with transfer of marketable securities	33,903	-	-
Imputed interest on loan payable - related parties	1,560	-	-
Write-off of mineral property assets	240,338	-	67,357
Adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
Loss on disposal of subsidiary	2,757,511	-	2,757,511
Realized loss on investments	37,971	-	-
Gain on sale of rights to Matupa agreement (net)	(80,237)	-	-
(Gain) loss on extinguishment of liabilities	919,605	(94,860)
Foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Change in operating assets and liabilities	-
Decrease (Increase) in receivables and other assets	(206,978)	-	-
(Increase) decrease in prepaid expenses and other assets	(88,369)	(67,910)	20,344
Increase (decrease) in accounts payable and accrued expenses (including related party)	1,113,064	6,013	55,343
Net Cash Used in Operating Activities	(15,604,321)	(1,296,342)	(1,062,075)
Cash Flows From Investing Activities
Purchase of equipment	(308,393)	(103,045)	-
Proceeds on disposal of equipment	16,761	-	-
Payment for mineral property Reclamation Bonds	(245,221)	-	80,000
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs and related equipment	(672,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net Cash Provide by (Used in) Investing Activities	(1,188,495)	(103,045)	80,000
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	19,140,912	5,096,473	507,100
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	-
Net proceeds from (payments on) advances payable	45,000	-	45,000
Net proceeds from (payments on) advances payable – related parties	92,000	-	92,000
Net Cash Provided by Financing Activities	20,536,164	5,096,473	644,100
Effect of Exchange Rate Changes on Cash	220,488	29,324	(3,790)
(Decrease) Increase in Cash	3,963,836	3,726,410	(341,765)
Cash at Beginning of Period	-	237,426	579,191
Cash at End of Period	3,963,836	3,963,836	237,426

The accompanying notes are an integral part of these consolidated financial statements.

53 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

AURORA GOLD INCORPORATED					Accumulated
(An exploration stage enterprise)					(deficit)	Accumulated	Total
Consolidated Statements of Stockholder’s Equity			Additional	Advances for	during	other	stockholders'
(Deficiency)	Common Stock		paid-in	Stock	Exploration	comprehensive	equity
October 19, 1995 (inception) to September 30, 2012	Shares	Amount	capital	Subscriptions	Stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, October 10, 1995	-	-	-	-	-	-	-
Issuance of common stock for settlement of indebtedness	11,461,153	11,461	-	-	-	-	11,461
Net (loss) for the period			-	-	-	-	-
Balance December 31, 1995	11,461,153	11,461	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-	-	(7,641)
Issuance of common stock for - cash at $0.001 per share	5,800,000	5,800	341,761	-	-	-	347,561
- resource property	300,000	300	2,700	-	-	-	3,000
Net (loss) for the period					(361,208)	-	(361,208)
Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	(6,827)
Issuance of common stock for - cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	745,158
Net (loss) for the period				-	(615,880)	-	(615,880)
Balance December 31, 1997	10,670,387	10,670	1,088,869	-	(977,088)	-	122,451
Issuance of common stock for:
- settlement of indebtedness	96,105	96	68,601	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	107,500
Grant of options to employees and directors			518,900	-	-	-	518,900
Grant of options to consultants			172,100	-	-	-	172,100
Net (loss) for the period				-	(1,151,604)	-	(1,151,604)
Balance December 31, 1998	11,181,492	11,181	2,259,304	-	(2,128,692)	-	141,794
Issuance of common stock for:
- settlement of indebtedness	231,286	231	160,151	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	20,312
Grant of options to consultants			29,500	-	-	-	29,500
Cash advanced on stock subscriptions				425,000	-		425,000
Net (loss) for the period				-	(855,391)	-	(855,391)
Balance December 31, 1999	11,460,649	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)
Issuance of common stock for:
- settlement of indebtedness	199,000	199	99,301	-	-	-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	(175,000)	-	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	(250,000)	-	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-	4,050
Spin-off of Aurora Metals (BVI) Limited			316,498	-	-	-	316,498

54 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

AURORA GOLD INCORPORATED					Accumulated
(An exploration stage enterprise)					(deficit)	Accumulated	Total
Consolidated Statements of Stockholder’s Equity			Additional	Advances for	during	other	stockholders'
(Deficiency)	Common Stock		paid-in	Stock	Exploration	comprehensive	equity
October 19, 1995 (inception) to September 30, 2012	Shares	Amount	capital	Subscriptions	Stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Net (loss) for the period				-	(677,705)	-	(677,705)
Balance December 31, 2000	12,873,943	12,874	3,271,163	-	(3,661,788)	-	(377,751)
- Net income for the period				-	128,545	-	128,545
- Unrealized holding losses on available-for-sale securities				-	-	(141,928)	(141,928)
Balance December 31, 2001	12,873,943	12,874	3,271,163	-	(3,533,243)	(141,928)	(391,134)
Issuance of common stock for:
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	355,200
- Net loss for the period				-	(137,329)	-	(137,329)
- Unrealized holding losses on available-for-sale securities				-	-	141,928	141,928
Balance, December 31, 2002	16,581,981	16,582	3,622,655	-	(3,670,572)	-	(31,335)
Issuance of common stock for:
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	25,000
- Net loss for the period				-	(96,404)	-	(96,404)
- Unrealized holding losses on available-for-sale securities				-	-	-	-
Balance, December 31, 2003	19,434,431	19,434	3,762,361	-	(3,766,976)	-	14,819
Issuance of common stock for:
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	22,500
Imputed interest			1,560	-	-	-	1,560
- Net loss for the period				-	(223,763)	-	(223,763)
- Unrealized holding losses on available-for-sale securities				-	-	-	-
Balance, December 31, 2004	19,534,431	19,534	3,786,321	-	(3,990,739)	-	(184,884)
Issuance of common stock for:
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	162,500
- Net (loss) for the period				-	(457,271)	-	(457,271)
- Unrealized holding losses on available-for-sale securities				-	-	(4,614)	(4,614)
Balance, December 31, 2005	36,218,522	36,218	4,582,137	-	(4,448,010)	(4,614)	165,731
Issuance of common stock for - cash in February 2006 at $0.50 per share less issuance costs of $110,000:	8,000,000	8,000	3,882,000	-	-	-	3,890,000
- non cash finder’s fee in December 200 at $0.70 per share	250,000	250	174,750	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
- Net (loss) for the period				-	(5,463,855)	-	(5,463,855)
- Foreign currency translation adjustments				-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss				-	-	4,614	4,614
Balance, December 31, 2006	45,468,522	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)

55 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

AURORA GOLD INCORPORATED					Accumulated
(An exploration stage enterprise)					(deficit)	Accumulated	Total
Consolidated Statements of Stockholder’s Equity			Additional	Advances for	during	other	stockholders'
(Deficiency)	Common Stock		paid-in	Stock	Exploration	comprehensive	equity
October 19, 1995 (inception) to September 30, 2012	Shares	Amount	capital	Subscriptions	Stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Issuance of common stock for:
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	250,000
- cash in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per share	250,000	250	49,750	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	800,000
Stock option compensation expense			454,295	-	-	-	454,295
- Net (loss) for the period				-	(3,259,732)	-	(3,259,732)
- Foreign currency translation adjustments				-	-	(65,255)	(65,255)
Balance, December 31, 2007	55,218,522	55,218	11,932,432	-	(13,171,597)	(68,947)	(1,252,894)
- Issuance of common stock for - non cash finder’s fee in July 2008 at $0.10 per share	250,000	250	24,750	-	-	-	25,000
- settlement of indebtedness in December 2008 at $0.06 per share	2,603,333	2,603	153,597	-	-	-	156,200
- Net (loss) for the period				-	(520,105)	-	(520,105)
- Foreign currency translation adjustments				-	-	36,259	36,259
Balance, December 31, 2008	58,071,855	58,071	12,110,779	-	(13,691,702)	(32,688)	(1,555,540)
- Issuance of common stock for - settlement of indebtedness in September 2009 at $0.15 per share	5,000,000	5,000	1,748,616	-	-	-	1,753,616
- cash in September 2009 at $0.10 per share less finder’s fee	3,000,000	3,000	255,000	-	-	-	258,000
- non cash finder’s fee September 2009 at $0.10 per share	420,000	420	41,580	-	-	-	42,000
- settlement of indebtedness in November 2009 at $0.18 per share	100,000	100	17,899	-	-	-	17,999
- settlement of indebtedness in November 2009 at $0.24 per share	150,000	150	35,611	-	-	-	35,761
- cash in December 2009 at $0.30 per share	1,666,667	1,667	498,333	-	-	-	500,000
- Net (loss) for the period				-	(1,779,477)	-	(1,779,477)
- Foreign currency translation adjustments				-	-	(60,171)	(60,171)
Balance, December 31, 2009	68,408,522	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)
- Issuance of common stock for cash in April 2010 at $0.30 per share less finder’s fee (paid with 1,126,111 shares included herein)	14,109,446	14,110	3,880,890	-	-	-	3,895,000
- non cash property acquisition in June 2010 at $0.40 per share	5,000,000	5,000	1,995,000	-	-	-	2,000,000
- settlement of indebtedness in September 2010 at $0.30 per share	160,500	161	47,989	-	-	-	48,150
- settlement of indebtedness in September 2010 at $0.30 per share	325,400	325	97,295	-	-	-	97,620
- payment of expenses in September 2010 at $0.30 per share	200,000	200	59,800	-	-	-	60,000

56 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

AURORA GOLD INCORPORATED					Accumulated
(An exploration stage enterprise)					(deficit)	Accumulated	Total
Consolidated Statements of Stockholder’s Equity			Additional	Advances for	during	other	stockholders'
(Deficiency)	Common Stock		paid-in	Stock	Exploration	comprehensive	equity
October 19, 1995 (inception) to September 30, 2012	Shares	Amount	capital	Subscriptions	Stage	income (loss)	(deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
- non cash finder’s fee in September 2010 related to the June 2010 property acquisition at $0.30 per share	500,000	500	149,500	-	-	-	150,000
- Net (loss) for the period				-	(2,302,083)	-	(2,302,083)
- Foreign currency translation adjustments				-	-	(198)	(198)
Balance, December 31, 2010	88,703,868	88,704	20,938,292	-	(17,773,262)	(93,057)	3,160,677
-Issuance of common stock for non cash finder’s fee in May 2011 at $0.042 per share	450,000	450	(450)	-	-	-	-
-Issuance of common stock for cash in September 2011 at $0.10 per share	1,671,000	1,671	165,429	-	-	-	167,100
-Issuance of common stock for settlement of indebtedness in September 2011 at $0.16 per share	150,000	150	24,350	-	-	-	24,500
-Issuance of common stock for settlement of indebtedness in December 2011 at $0.02 per share	10,937,721	10,938	207,816				218,754
-Issuance of common stock for cash in December 2011 at $0.04 per share	8,000,000	8,000	312,000				320,000
-Issuance of common stock for cash in December 2011 at $0.04 per share - oversubscribed				20,000			20,000
-Stock option compensation expense			393,557				393,557
- Net (loss) for the period				-	(4,627,338)	-	(4,627,338)
- Foreign currency translation adjustments				-	-	22,532	22,532
Balance, December 31, 2011	109,912,589	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012 at $0.06 per share	1,990,900	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 at $0.06 per share – shares not issued until April 2012				17,513			17,513
Issuance of common stock for cash in April 2012 at $0.06 per share	1,316,000	1,316	77,644				78,960
Issuance of common stock for settlement of indebtedness in April 2012 at $0.06 per share	300,000	300	17,700				18,000
Issuance of common stock in April 2012 for Advances for Stock Subscriptions	625,217	625	36,888	(37,513)			-
Stock option compensation expense			55,660				55,660
Issuance of common stock for cash on October 5, 2012 at $0.037 per share	135,000,000	135,000	4,865,000				5,000,000
- Net (loss) for the period					(1,200,374)		(1,200,374)
- Foreign currency translation adjustments						63,323	63,323
Balance, December 31, 2012	249,144,706	249,145	27,211,349	-	(23,600,974)	(7,202)	3,852,319

The accompanying notes are an integral part of these consolidated financial statements.

57 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

NOTES TO FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern, and Management’s Plans

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the year ended December 31, 2012, operating activities used cash of $1,296,342 (December 31, 2011: $1,062,075). The Company requires additional funds to meet its obligations and maintain its operations.

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

2.	Significant Accounting Policies

(a)	Basis of Preparation

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

(b)	Use of Estimates

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

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased. The Company has cash and cash equivalents of $3,963,836 as at December 31, 2012 ($237,426 as at December 31, 2011). Amounts paid for income taxes during the years ended December 31, 2012 and 2011 were nil; and for interest paid nil respectively.

58 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (Continued)

(d)	Vehicles and Equipment

Vehicles and equipment are carried at cost (including development and preproduction costs, capitalized interest, other financing costs and all direct administrative support costs incurred during the construction period, net of cost recoveries and incidental revenues), less accumulated depletion and depreciation including write-downs. Following the construction period, interest, other financing costs and administrative costs are expensed as incurred. On the commencement of commercial production, depletion of each mining property is provided on the unit-of-production basis, using estimated proven and probable reserves as the depletion basis. Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method. Depreciation for non-mining equipment is provided over the following useful lives:

-	Vehicles	5 years
-	Office equipment, furniture and fixtures	2 to 10 years

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

All vehicles and equipment are located in Brazil.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2012 and 2011, the Company does not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

59 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (Continued)

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

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with GAAP. Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Scholes option pricing model and is recognized to expense on a straight-line basis over the requisite service period, which is generally the vesting period. Where upon grant the options vest immediately the stock-based costs are expensed immediately.

(h)	Interest Expense

Interest expense for the periods ended December 31, 2012 and 2011 were nil.

(i)	Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD). Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Real’s. At the years ended December 31, 2012 and 2011 the Brazilian Real exchange rate to the USD was $0.48800 to 1 Real (December 31, 2011: USD $0.5357 to 1 Real).

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in USD, at the rate of exchange at the balance sheet date. Income and expenses of these subsidiaries are translated at the average rate of exchange throughout the reporting period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at December 31, 2012 and 2011.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of comprehensive income (loss).

(j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company places its cash with high credit quality financial institutions in Brazil and Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of December 31, 2012 and 2011 respectively. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

60 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

2.          Summary of Significant Accounting Policies (Continued)

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

(l)	Income Taxes

The Company has adopted ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In July 2006, the FASB issued an interpretation, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with GAAP. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Estimated interest and penalties related to recording uncertain tax positions when recorded are included as a component of income tax expense on the consolidated statement of operations. The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The Company’s tax returns are open to audit for the years ending December 31, 2008 to 2012.

(m)	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the year and (b) additional shares that would have been issued and potentially dilutive securities. During the years ended December 31, 2012 and 2011 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred. Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period. Stock options outstanding as at December 31, 2012 were 9,650,000 (2011: 9,050,000). Warrants outstanding as at December 31, 2012 were 8,000,000 (December 31, 2011: 8,000,000).

61 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

2.          Summary of Significant Accounting Policies (Continued)

(n)	Recent Accounting Pronouncements

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

62 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

3.	Mineral Properties and Exploration Expenses

In Brazil, Aurora has six (6)  properties with an approximate total of 16,590 ha within the Tapajos Gold Province. The Exploration licence areas are located in the vicinity of the Săo Domingos Township. The Company has conducted various degrees of exploration activities on the properties and ranked the mineralised occurrences in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on parts of the property if further exploration work is not warranted. A summary of these properties approved by the Department of National Production Minerals (DNPM) is set out below.

a)	DNPM Process 850.684/06 1,985.91 ha
b)	DNPM Process 850.782/05 6,656.20 ha
c)	DNPM Processes 850.012/06 and 850.013/06; 1128.08 ha and 750.55 ha respectively
d)	DNPM Process 850.119/06 1,068.72 ha
e)	DNPM Process 859.587/95 5,000.00 ha

São Domingos Project in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

a)	DNPM Processes 850.684/06: 1,985.91 ha

Aurora has good title over the mineral rights object of the DNPM Process No. 850.684/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. On September 13, 2006 Aurora submitted to DNPM one Exploration Claim for gold covering an area of 4914.18 ha in the Municipality of Itaituba, State of Pará. According to the information obtained such claim was correctly prepared and the required documents are in place but the area will be reduced to 1,985.91 due to overlapping with third parties’ areas with priority rights. The Exploration Permit has not been granted yet. The above mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

b)	DNPM Processes 850.782/05: 6,656.20 ha

Aurora has good title over the mineral rights object of the DNPM Process No. 850.782/05, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. On November 8, 2005 it was submitted to DNPM the Exploration Claim for gold in the Municipality of Itaituba, State of Pará. The Exploration Permit was granted on November 28, 2006 for a 3 (three) year period. The transfer to Aurora was approved on March 24, 2009 and on September 28, 2009 it was requested the renewal of the Exploration Permit. This area was reduced from 6,756 ha to 5,651.98 ha due to the overlapping with Garimpeira (alluvial) Mining properties held by Mr. Celio Paranhos. However the DNPM ́s general attorney in Brasilia agreed with Aurora’s legal thesis and nullified all applications filed by Mr. Paranhos (about to 1,900 applications). A new Exploration Permit rectifying the previous one was granted on August 20, 2010 for a 3 (three) year period, for an area of 6,656.20 hectares. The Annual Fees per Hectare (TAHs) for the 1st and 2nd years of the extension period have been properly paid. The annual fee for the third year was paid in January 2013. In order to have the Exploration Permit renewed an Exploration Report must be presented until June 20th 2013. No payments or royalties are due regarding the DNPM Process 850.782/05 since it was acquired through a permutation agreement with Altoro Mineração Ltda.

c)	DNPM Processes 850.012/06 and 850.013/06: 1,128.08 ha and 750.55 ha respectively

The exploration claims were submitted to DNPM on January 19, 2006, for gold covering an area of 1,128.08 ha and 750.55 ha respectively, in the Municipality of Itaituba, State of Pará. According to information obtained such claims were correctly prepared and the required documents are in place. The tenements 850.012/06 and 850.013/06 are held by Mr. Antonio Oliveira Ferreira and were submitted to DNPM on January 19, 2006. The tenements are located at Itaituba, State of Pará and are valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes, but the area was blocked since it is inside of a Garimpeira Reserve. The transfer to Aurora will be submitted after the Exploration Permits are granted. There are no payments or royalties related to the tenements according to the agreement entered into with the previous owner.

63 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

d)	DNPM Process 850.119/06: 1,068.72 ha

Direct access to the files of this Project at DNPM’s office were not sited, however analysis is based on the then current information provided on DNPM’s website. The exploration claim was submitted to DNPM on March 7, 2006, for gold covering an area of 1,068.72 ha, in the Municipality of Itaituba, State of Pará. Aurora has good title over the mineral rights object of the DNPM Process No. 850.119/06, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. Aurora is the sole registered and beneficial holder of and owns and possesses good title to the referred mineral rights. The Exploration Permit has not been granted yet. The above-mentioned area is not related to any payments or royalties to third parties since they were claimed by Aurora directly.

e)	DNPM Process 859.587/95: 5,000 ha

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

The tenement 859.587/95 is held by Aurora and is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará. On November 27, 1995 it was submitted to DNPM the Exploration Claim for gold. The Exploration Permit was granted on September 15, 2006 for a 3 (three) year period covering an area of 5000 ha, and it was valid until September 15, 2009. On July 15, 2009 it was requested the renewal of the Exploration Permit, which was granted on June 14, 2012. The transfer to Aurora was approved and published on July 6, 2012. The beginning of the activities for the renewal period was properly informed on September 5, 2012. The Annual Fee per Hectare (TAHs) for the 1st year of the extension period has been properly paid. There are no payments or royalties related to the tenements since all payments due under the terms of the agreement entered into with the previous owner have been already made.

64 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

3.              Mineral Properties and Exploration Expenses (continued)

AGC Resources LLC (Boulder, Colorado Property) – Disposed June 14, 2011

On June 14, 2011, the Company, entered into an Asset Purchase Agreement with Devtec Management Ltd. (“Devtec”), pursuant to which the Company sold its subsidiary, AGC, which owns certain properties in Boulder, Colorado, to Devtec for a total of $2 million, plus royalty. Under the terms of the agreement, Devtec will pay the Company $1 million upon production of the cumulative total of 1,000 ounces of gold and/or silver, and a further $1 million on the nine-month anniversary of the payment of the first $1 million. Additionally, Devtec will pay the Company a 5% royalty from the start of production.

The Company is unable to reasonably estimate the amount of minerals the properties will produce, if any, and thus there is uncertainty as to whether the purchase price will be collected. Given this, collection of the purchase price is not considered reasonably possible at the time of this report given the current uncertain status of exploration work on the Boulder, Colorado properties and thus no purchase price has been recorded as of December 31, 2012. Once collection of the purchase price becomes assured and the aforementioned uncertainties resolved, the purchase price will be recorded.

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

During March 2012, the Company entered into debt settlement agreements for $105,000 of advances received from a director of the Company and a company during fiscal 2011. As at December 31, 2012 advances payable were $32,000, which is non-interest bearing and due on demand.

65 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

5.	Common Stock

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

In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 50,000,000 units of the Company's securities at an offering price of $0.10 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers. Each Unit consists of one (1) share of common stock at a $0.001 par value per share and one (1) Stock Purchase Warrant. Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $0.20 for a period of two years commencing November 1, 2011 through October 31, 2013. The Units will be sold by the Chief Executive Officer and Chief Financial Officer. A Notice of Effectiveness was issued April 25, 2012. The offer expired January 20, 2013. To date, no funds were obtained from this offering.

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

On December 20, 2011, the Company entered into subscription agreements for 8,000,000 shares of common stock at a purchase price of $0.04 per share for a gross aggregate price of $320,000. Attached to each unit of common stock is one (1) series A stock purchase warrant. Each full Series A warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.08 per share for a period of eighteen months commencing on December 20, 2011 and expiring on June 20, 2013. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $25,600. The total amount of commission paid was $8,800.

On December 15, 2011, the Company entered into debt settlement agreements with creditors and related parties in consideration for the issue of the Company’s common stock at a per share price of $0.02 per share. $218,754 was settled for 10,937,721 shares of common stock.

66 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

5.            Common Stock (continued)

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

The following is a summary of stock option activity for 2012 and the status of stock options outstanding and exercisable at December 31, 2012:

	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years)	Aggregate Intrinsic value
Outstanding and exercisable at December 31, 2011	9,050,000	0.110	4.28	36,500
Forfeited during quarter March 31, 2012	(200,000)	0.260	-	-
Granted during quarter March 31, 2012	1,600,000	0.050	-	-

Outstanding and exercisable at March, 31, 2012	10,450,000	0.090	4.21	42,000
Granted during quarter June 30, 2012	200,000	0.065	-	-

Outstanding and exercisable at June, 30, 2012	10,650,000	0.097	3.97	34,125
Forfeited during quarter September 30, 2012	(1,000,000)	0.260	-	-
Granted during quarter September 30, 2012	-	-	-	-

Outstanding and exercisable at September 30, 2012	9,650,000	0.080	3.74	52,500
Forfeited during quarter December 31, 2012	-	-	-	-
Granted during quarter December 31, 2012	-	-	-	-

Outstanding and exercisable at December 31, 2012	9,650,000	0.080	3.51	Nil

67 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

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

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options as of each date presented.

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

As of December 31, 2012, there are outstanding Warrants to purchase 8,000,000 shares of common stock with an exercise price of $0.08 expiring June 20, 2013.

68 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a)	During the fiscal year ended December 31, 2012 consulting fees of $301,714 (December 31, 2011: $295,701) were incurred to directors and officers (or companies of the officers and directors) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.
b)	Coresco (a company that the CEO and CFO are affiliated with) also charged for S1 fund raising and geophysical consulting activities for a total of $79,171 during the 2012 year.
c)	Included in accounts payable and accrued expenses and advances payable (related parties) at December 31, 2012 and December 31, 2011 were $126,220 and $Nil respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

9.	Income Taxes

The Company and its subsidiary  operate in several tax jurisdictions, and its income is subject to various rates of taxation. The Company has net losses for tax purposes in the United States and Brazil totaling approximately $12,257,044 and $7,560,451, respectively, which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2012 and 2011. The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations. The right to claim the tax losses in the United States expire according to the following table:

Fiscal Year of Expiry	Amount $
2018	331,000
2019	795,000
2020	550,000
2022	138,000
2023	90,000
2024	222,000
2025	457,000
2026	1,094,000
2027	800,000
2028	561,000
2029	479,000
2030	2,065,000
2031	3,921,183
2032	753,861
12,257,044

Tax losses carried forward in Brazil have no expiration date and are available to offset up to 30% of annual income before tax in any year.

69 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2012

The tax effects of temporary differences that give rise to the Company's net deferred tax assets are as follows:

	2012 $	2011 $
Tax loss carry forwards	6,737,948	6,540,506
Valuation allowance	(6,890,682)	(6,754,903)
Stock compensation expense	152,734	214,397
	-	-

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	2012 $	2011 $
Tax at statutory rate	(408,127)	(1,573,295)
Movement in deferred tax asset	191,760	212,349
Change in valuation allowance for deferred tax asset	135,779	1,460,903
Other	80,588	(99,957)
Income tax expense	$-	$-

10.	Subsequent events

There were no subsequent events at the date of filing.

70 | AURORA GOLD CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: March 26, 2013
By: Lars Pearl, Chief Executive Officer and President, Principal Executive Officer and Director

/s/ Agustin Gomez de Segura	Dated: March 26, 2013
By: Agustin Gomez de Segura, Director

/s/ Ross Doyle	Dated: March 26, 2013
By: Ross Doyle, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

/s/ Vladimir Bernshtein	Dated: March 26, 2013
By: Vladimir Bernshtein, Chief Development Officer and Director

/s/ Andrey Ratsko	Dated: March 26, 2013
By: Andrey Ratsko, Chief Technical Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Aurora Gold Corporation
Registrant

/s/ Lars Pearl	Dated: March 26, 2013
By: Lars Pearl, Chief Executive Officer and President, Principal Executive Officer and Director

/s/ Agustin Gomez de Segura	Dated: March 26, 2013
By: Agustin Gomez de Segura, Director

/s/ Ross Doyle	Dated: March 26, 2013
By: Ross Doyle, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

/s/ Vladimir Bernshtein	Dated: March 26, 2013
By: Vladimir Bernshtein, Chief Development Officer and Director

/s/ Andrey Ratsko	Dated: March 26, 2013
By: Andrey Ratsko, Chief Technical Officer and Director

71 | AURORA GOLD CORPORATION