Form 10-Q
period 2013-03-31
AURORA GOLD CORP
filed 2013-05-10
CIK 1037049

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

☐ Yes ☒ No

There were 249,144,706 shares of common stock outstanding on May 10, 2013.

Documents incorporated by reference: Refer to Exhibits

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

1 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

2 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

Uncertainties Relating To Forward-Looking Statements

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act (SEC) of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this form are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this form and the Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The Company may, from time to time, make oral forward-looking statements. The Company strongly advises that the above paragraphs and the risk factors described in this Report and in the Company’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of the Company to materially differ from those in the oral forward-looking statements. The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

3 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AURORA GOLD CORPORATION	As at	As at
Consolidated Balance Sheets	March 31	December 31
(An exploration stage enterprise)	2013 (unaudited)	2012
(Expressed in U.S. Dollars)	$	$
ASSETS
Current assets
Cash	3,151,999	3,963,836
Prepayments	196,687	67,910
Total current assets	3,348,686	4,031,746
Non current assets
Vehicles and other equipment, net	153,534	97,916
Total non current assets	153,534	97,916
Total assets	3,502,220	4,129,662
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	265,872	119,123
Accounts payable and accrued expenses - related party	116,049	126,220
Advances payable - related party	32,000	32,000
Total current liabilities	413,921	277,343
Stockholders’ Equity (Deficiency)
Common stock with par value of $0.001 each
Authorized: 300,000,000 (Dec 31, 2012: 300,000,000)
Issued and outstanding: 249,144,706 (Dec 31, 2012: 249,144,706)	249,146	249,146
Additional paid-in capital	27,211,349	27,211,349
Accumulated deficit during the exploration stage	(24,360,311)	(23,600,974)
Accumulated other comprehensive income (loss)	(11,886)	(7,202)
Total stockholders’ equity (deficiency)	3,088,299	3,852,319
Total liabilities and stockholders’ equity (deficiency)	3,502,220	4,129,662

The accompanying notes are an integral part of these interim consolidated financial statements.

4 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

AURORA GOLD CORPORATION	October 19, 1995
	(inception)	Quarter Ended	Quarter Ended
(An exploration stage enterprise)	to March 31	March 31	March 31
Consolidated Statements of Comprehensive Income (Loss)	2013	2013	2012
(Expressed in U.S. Dollars)	$	$	$
Operating expenses
Independent directors fees		9,000	-
Professional fees - audit, legal, company secretary		100,543	8,171
Investor relations, listing and filing fees		142,425	-
Travel and accommodation		86,245	-
Salaries, management and consulting fees		94,123	119,259
Other general and administrative		9,642	88,673
Total general and administration	9,011,465	441,977	216,103
Depreciation and amortization	156,405	6,150	-
Interest and bank charges	398,461	1,679	(138)
Imputed interest on loan payable - related party	1,560	-	-
Foreign exchange loss (gain)	(13,235)	521	1,563
Exploration expenses	10,373,927	309,803	28,282
Property search and negotiation	479,695	-	-
Write-off of mineral property costs	240,338	-	-
	20,648,616	760,130	245,810
Other income (expense)
Gain (loss) on disposition of subsidiary	(2,541,037)	-	-
Interest income	23,279	793	-
Gain on sale of rights to Matupa agreement, net	80,237	-	-
Loss on investments	(37,971)	-	-
Loss on spun-off operations	(316,598)	-	-
Loss on extinguishment of liabilities	(919,605)	-	-
	(3,711,695)	793	-
Net Loss	(24,360,311)	(759,337)	(245,810)
Other comprehensive income (loss)
Foreign currency translation adjustments		(4,684)	(18,654)
Comprehensive income (loss)		(764,021)	(264,464)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted		249,144,706	110,284,515

The accompanying notes are an integral part of these interim consolidated financial statements.

5 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 19, 1995
Consolidated Statements of Cash Flows	(inception)	Quarter Ended	Quarter Ended
(Expressed in U.S. Dollars)	to March 31	March 31	March 31
	2013	2013	2012
	$	$	$
Cash Flows From Operating Activities
Net loss for the period	(24,360,311)	(759,337)	(245,810)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	156,405	6,150	-
Stock compensation expense on stock option grants	1,624,012	-	43,681
Expenses satisfied with issuance of common stock	1,202,054	-	-
Expenses satisfied with transfer of marketable securities	33,903	-	-
Imputed interest on loan payable - related parties	1,560	-	-
Write-off of mineral property costs	240,338	-	-
Adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
Loss on disposal of subsidiary	2,757,511	-	-
Realized loss on investments	37,971	-	-
Gain on sale of rights to Matupa agreement (net)	(80,237)	-	-
(Gain) loss on extinguishment of liabilities	919,605	-	-
Foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Change in operating assets and liabilities		-
Decrease (increase) in receivables and other assets	(206,978)		-
(Increase) decrease in prepaid expenses and other assets	(217,146)	(128,777)	-
Increase (decrease) in accounts payable and accrued expenses (including related party)	1,249,642	136,578	30,159
Net Cash Used in Operating Activities	(16,349,706)	(745,385)	(171,970)
Cash Flows From Investing Activities
Purchase of equipment	(370,161)	(61,768)	-
Proceeds on disposal of equipment	16,761	-	-
Payment for mineral property Reclamation Bonds	(245,221)	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs and related equipment	(672,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net CashProvided by (used in) Investing Activities	(1,250,263)	(61,768)	-
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	19,140,912	-	17,513
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	-
Net proceeds from (payments on) advances payable	45,000	-	-
Net proceeds from (payments on) advances payable -related parties	92,000	-	-
Net Cash Provided by Financing Activities	20,536,164	-	17,513
Effect of exchange rate changes on Cash and Cash Equivalents	215,804	(4,684)	(1,141)
(Decrease) Increase in Cash	3,151,999	(811,837)	(155,598)
Cash at Beginning of Period	-	3,963,836	237,426
Cash at End of Period	3,151,999	3,151,999	81,828

The accompanying notes are an integral part of these interim consolidated financial statements.

6 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to March 31, 2013	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balance, December 31, 1994	-	-	-	-	-	-	-
Issuance of common stock for - settlement of indebtedness	11,461,153	11,461	-	-	-	-	11,461
Net (loss) for the period			-	-	-	-	-
Balance December 31, 1995	11,461,153	11,461	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-	-	(7,641)
Issuance of common stock for - cash at $0.001 per share	5,800,000	5,800	341,761	-	-	-	347,561
- resource property	300,000	300	2,700	-	-	-	3,000
Net (loss) for the period					(361,208)	-	(361,208)
Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	(6,827)
Issuance of common stock for - cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	745,158
Net (loss) for the period				-	(615,880)	-	(615,880)
Balance December 31, 1997	10,670,387	10,670	1,088,869	-	(977,088)	-	122,451
Issuance of common stock for:
- settlement of indebtedness	96,105	96	68,601	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	107,500
Grant of options to employees and directors			518,900	-	-	-	518,900
Grant of options to consultants			172,100	-	-	-	172,100
Net (loss) for the period				-	(1,151,604)	-	(1,151,604)
Balance December 31, 1998	11,181,492	11,181	2,259,304	-	(2,128,692)	-	141,794
Issuance of common stock for:
- settlement of indebtedness	231,286	231	160,151	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	20,312
Grant of options to consultants			29,500	-	-	-	29,500
Cash advanced on stock subscriptions				425,000	-		425,000
Net (loss) for the period				-	(855,391)	-	(855,391)
Balance December 31, 1999	11,460,649	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)

The accompanying notes are an integral part of these interim consolidated financial statements.

7 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to March 31, 2013	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balance December 31, 1999	11,460,649	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)
Issuance of common stock for:
- settlement of indebtedness	199,000	199	99,301	-	-	-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	(175,000)	-	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	(250,000)	-	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-	4,050
Spin-off of Aurora Metals (BVI) Limited			316,498	-	-	-	316,498
Net (loss) for the period				-	(677,705)	-	(677,705)
Balance December 31, 2000	12,873,943	12,874	3,271,163	-	(3,661,788)	-	(377,751)
Components of comprehensive income (loss):
- Net income for the period				-	128,545	-	128,545
- Unrealized holding losses on available-for-sale securities				-	-	(141,928)	(141,928)
Balance December 31, 2001	12,873,943	12,874	3,271,163	-	(3,533,243)	(141,928)	(391,134)
Issuance of common stock for:
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	355,200
Components of comprehensive income (loss):				-	-	-	-
- Net income for the period				-	(137,329)	-	(137,329)
- Unrealized holding losses on available-for-sale securities				-	-	141,928	141,928
Balance, December 31, 2002	16,581,981	16,582	3,622,655	-	(3,670,572)	-	(31,335)
Issuance of common stock for:
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	25,000
Components of comprehensive income (loss):
- Net income for the period				-	(96,404)	-	(96,404)
- Unrealized holding losses on available-for-sale securities				-	-	-	-
Balance, December 31, 2003	19,434,431	19,434	3,762,361	-	(3,766,976)	-	14,819

The accompanying notes are an integral part of these interim consolidated financial statements.

8 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to March 31, 2013	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balance, December 31, 2003	19,434,431	19,434	3,762,361	-	(3,766,976)	-	14,819
Issuance of common stock for:
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	22,500
Imputed interest			1,560	-	-	-	1,560
Components of comprehensive income (loss):
- Net income for the period				-	(223,763)	-	(223,763)
- Unrealized holding losses on available-for-sale securities				-	-	-	-
Balance, December 31, 2004	19,534,431	19,534	3,786,321	-	(3,990,739)	-	(184,884)
Issuance of common stock for:
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	162,500
Components of comprehensive income (loss):
- Net (loss) for the period				-	(457,271)	-	(457,271)
- Unrealized holding losses on available-for-sale securities				-	-	(4,614)	(4,614)
Balance, December 31, 2005	36,218,522	36,218	4,582,137	-	(4,448,010)	(4,614)	165,731
Issuance of common stock for - cash in February 2006 at $0.50 per share less issurance costs of $110,000:	8,000,000	8,000	3,882,000	-	-	-	3,890,000
- non cash finder's fee in December 200 at $0.70 per share	250,000	250	174,750	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Components of comprehensive income (loss):
- Net (loss) for the period				-	(5,463,855)	-	(5,463,855)
- Foreign currency translation adjustments				-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss				-	-	4,614	4,614
Balance, December 31, 2006	45,468,522	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)

The accompanying notes are an integral part of these interim consolidated financial statements.

9 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to March 31, 2013	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balance, December 31, 2006	45,468,522	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)
Issuance of common stock for:
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	250,000
- cash in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per share	250,000	250	49,750	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	800,000
Stock option compensation expense			454,295	-	-	-	454,295
Components of comprehensive income (loss):
- Net (loss) for the period				-	(3,259,732)	-	(3,259,732)
- Foreign currency translation adjustments				-	-	(65,255)	(65,255)
Balance, December 31, 2007	55,218,522	55,218	11,932,432	-	(13,171,597)	(68,947)	(1,252,894)
Issuance of common stock for - non cash finder's fee in July 2008 at $0.10 per share:	250,000	250	24,750	-	-	-	25,000
- settlement of indebtedness in December2008 at $0.06 per share	2,603,333	2,603	153,597	-	-	-	156,200
Components of comprehensive income (loss):
- Net (loss) for the period				-	(520,105)	-	(520,105)
- Foreign currency translation adjustments				-	-	36,259	36,259
Balance, December 31, 2008	58,071,855	58,071	12,110,779	-	(13,691,702)	(32,688)	(1,555,540)
Issuance of common stock for - settlement of indebtedness in September 2009 at $0.15 per share:	5,000,000	5,000	1,748,616	-	-	-	1,753,616
- cash in September 2009 at $0.10 per share less finder's fee	3,000,000	3,000	255,000	-	-	-	258,000
- non cash finder's fee September 2009 at $0.10 per share	420,000	420	41,580	-	-	-	42,000
- settlement of indebtedness in November 2009 at $0.18 per share	100,000	100	17,899	-	-	-	17,999
- settlement of indebtedness in November 2009 at $0.24 per share	150,000	150	35,611	-	-	-	35,761
- cash in December 2009 at $0.30 per share	1,666,667	1,667	498,333	-	-	-	500,000
Components of comprehensive income (loss):
- Net (loss) for the period				-	(1,779,477)	-	(1,779,477)
- Foreign currency translation adjustments				-	-	(60,171)	(60,171)
Balance, December 31, 2009	68,408,522	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)

The accompanying notes are an integral part of these interim consolidated financial statements.

10 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to March 31, 2013	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balance, December 31, 2009	68,408,522	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)
Issuance of common stock for cash in April 2010 at $0.30 per share less finder's fee (paid with 1,126,111 shares included herein):	14,109,446	14,110	3,880,890	-	-	-	3,895,000
- non cash property acquisition in June 2010 at $0.40 per share	5,000,000	5,000	1,995,000	-	-	-	2,000,000
- settlement of indebtedness in September 2010 at $0.30 per share	160,500	161	47,989	-	-	-	48,150
- settlement of indebtedness in September 2010 at $0.30 per share	325,400	325	97,295	-	-	-	97,620
- payment of expenses in September 2010 at $0.30 per share	200,000	200	59,800	-	-	-	60,000
- non cash finder's fee in September 2010 related to the June 2010 property acquisition at $0.30 per share	500,000	500	149,500	-	-	-	150,000
Components of comprehensive income (loss)
- Net (loss) for the period				-	(2,302,083)	-	(2,302,083)
- Foreign currency translation adjustments				-	-	(198)	(198)
Balance, December 31, 2010	88,703,868	88,704	20,938,292	-	(17,773,262)	(93,057)	3,160,677
Issuance of common stock for non cash finder's fee in May 2011 at $0.042 per share	450,000	450	49	-	-	-	499
Issuance of common stock for cash in September 2011 at $0.10 per share	1,671,000	1,671	165,429	-	-	-	167,100
Issuance of common stock for settlement of indebtedness in September 2011 at $0.16 per share	150,000	150	23,850	-	-	-	24,000
Issuance of common stock for settlement of indebtedness in December 2011 at $0.02 per share	10,937,721	10,938	207,817				218,755
Issuance of common stock for cash in December 2011 at $0.04 per share	8,000,000	8,000	312,000				320,000
Issuance of common stock for cash in December 2011 at $0.04 per share - oversubscribed				20,000			20,000
Stock option compensation expense			393,557				393,557
Components of comprehensive income (loss)
- Net (loss) for the period				-	(4,627,338)	-	(4,627,338)
- Foreign currency translation adjustments				-	-	22,532	22,532
Balance, December 31, 2011	109,912,589	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)

The accompanying notes are an integral part of these interim consolidated financial statements.

11 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to March 31, 2013	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balance, December 31, 2011	109,912,589	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012 at $0.06 per share	1,990,900	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 at $0.06 per share - shares not issued until April 2012				17,513			17,513
Issuance of common stock for cash in April 2012 at $0.06 per share	1,316,000	1,316	77,644.00				78,960
Issuance of common stock for settlement of indebtedness in April 2012 at $0.06 per share	300,000	300	17,700				18,000
Issuance of common stock in April 2012 for Advances for Stock Subscriptions	625,217	625	36,888	(37,513)			-
Stock option compensation expense			55,660				55,660
Issuance of common stock for cash on October 5, 2012 at $0.037 per share	135,000,000	135,000	4,865,000				5,000,000
Net (loss) for the period					(1,200,374)		(1,200,374)
Foreign currency translation adjustments						63,323	63,324
Balance, December 31, 2012	249,144,706	249,145	27,211,349	-	(23,600,974)	(7,202)	3,852,319
Net (loss) for the period					(759,337)		(759,337)
Foreign currency translation adjustments						(4,684)	(4,684)
Balance, March 31, 2013	249,144,706	249,145	27,211,349	-	(24,360,311)	(11,886)	3,088,299

The accompanying notes are an integral part of these interim consolidated financial statements.

12 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business Strategy and Going Concern

Organisation

Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company’s focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Pará, Brazil (refer Notes). The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

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

Business Strategy

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

Going Concern

The Company has no revenues, and has sustained losses since inception. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the quarter ended March 31, 2013, operating activities used cash of $745,385 (March 31, 2012: $171,970). The Company requires additional funds to meet its obligations and maintain its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is however no assurance that such additional funding will be available to the Company when required, or on terms acceptable to the Company. In the event that the Company cannot obtain additional funds, on a timely basis, or the operations do not generate sufficient cash flow, the Company may be forced to curtail development or cease activities. These interim consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

13 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

14 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

2.	Summary of Significant Accounting Policies

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

Certain information and footnote disclosures normally included in interim consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s audited consolidated financial statements for the year ended December 31, 2012. In the opinion of the management of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased. The Company has cash and cash equivalents of $3,151,999 as at March 31, 2013 ($81,828 as at March 31, 2012). Amounts paid for income taxes during the three months ended March 31, 2013 and 2012 were nil; and for interest paid nil respectively.

15 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2013, the Company does not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

16 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

Interest expense for the periods ended March 31, 2013 and 2012 were nil.

(i)	Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD). Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these interim consolidated financial statements are stated in Brazilian Real’s. At the period ended March 31, 2013 the Brazilian Real exchange rate to the USD was $0.49375 to 1 Real (March 31, 2012: USD $0.54780 to 1 Real).

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in USD, at the rate of exchange at the balance sheet date. Income and expenses of these subsidiaries are translated at the average rate of exchange throughout the reporting period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at March 31, 2013 and December 31, 2012.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of comprehensive income (loss).

(j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company places its cash with high credit quality financial institutions in Brazil and Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of March 31, 2013 and 2012 respectively. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

17 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

(m)	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the year and (b) additional shares that would have been issued and potentially dilutive securities. During the periods ended March 31, 2013 and 2012 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred. Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period. Stock options outstanding as at March 31, 2013 were 9,650,000 (March 31, 2012: 10,450,000). Warrants outstanding as at March 31, 2013 were 8,000,000 (March 31, 2012: 8,000,000).

18 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

2.	Summary of Significant Accounting Policies (Continued)

(n)	Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K.

(o)	Recent Accounting Pronouncements

At present, there are no other such pronouncements not yet effective that the Company expects will have a material impact on these interim consolidated financial statements.

19 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

20 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

During March 2012, the Company entered into debt settlement agreements for $105,000 of advances received from a director of the Company and a company during fiscal 2011. As at March 31, 2013 advances payable were $32,000 (March 31, 2012: $32,000), which is non-interest bearing and due on demand.

5.	Common Stock

There were no common stock transactions during the quarter March 31, 2013.

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

21 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

22 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

The following is a summary of stock option activity and status at March 31, 2013:

Options Outstanding and Exercisable By Quarter	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years)	Aggregate Intrinsic value
As at December 31, 2011	9,050,000	0.110	4.28	36,500
Forfeited during quarter	(200,000)	0.260	-	-
Granted during quarter	1,600,000	0.050	-	-
As at March, 31, 2012	10,450,000	0.090	4.21	42,000
Granted during quarter	200,000	0.065	-	-
As at June, 30, 2012	10,650,000	0.097	3.97	34,125
Forfeited during quarter	(1,000,000)	0.260	-	-
Granted during quarter	-	-	-	-
As at September 30, 2012	9,650,000	0.080	3.74	52,500
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at Dec 31, 2012	9,650,000	0.080	3.51	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at March 31, 2013	9,650,000	0.080	3.28	Nil

23 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

The total fair value of options granted for the period ended March 31, 2013 was nil (March 31, 2012: $43,681) and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date (January 13, 2012) and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate (4.50% used) for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives. Volatility rates were calculated at the grant date of each option tranche and rates of 120.89% respectively were used.

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

Effective January 13, 2012, the Company’s board of directors granted 1,600,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of January 13, 2012, with an exercise price of $0.05 per share. The term of these Options are five years. The Options are exercisable at any time from the grant date up to and including January 12,2017.

As of March 31, 2013, there are outstanding Warrants to purchase 8,000,000 shares of common stock with an exercise price of $0.08 expiring June 20, 2013.

24 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements include:

a)	During the period ended March 31, 2013 consulting fees of $105,000 (March 31, 2012: $110,751) were incurred to directors and officers (or companies of the officers and directors) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.
b)	Coresco (a company that the CEO and CFO are affiliated with) also charged for geophysical consulting activities and other exploration management fees for a total of $31,500 during the quarter ended March 31, 2013 (March 31, 2012: $nil)
c)	Included in accounts payable and accrued expenses and advances payable (related parties) as at March 31, 2013 and December 31, 2012 were $148,049 and $158,220 respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

8.	Non-Cash Investing and Financing Activities

There were no non-cash investing and financings payments during the quarter ended March 31, 2013 (March 31, 2012: nil).

9.	Subsequent events

There were no subsequent events at the date of filing.

25 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements filed with this Report.

Uncertainties Relating To Forward-Looking Statements

This portion of the Quarterly Report provides management's discussion and analysis (MD&A) of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as of and for the quarterly periods reported, in comparison to the corresponding prior-year period. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the quarterly periods reported (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited interim consolidated financial statements for the year ended and the related annual MD&A included in the Forms 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified. For the purposes of preparing this MD&A, we consider the materiality of information. Information is considered material if: (i) such information results in, or would reasonably be expected to result in, a significant change in the market price or value of Aurora Gold Corporation's shares; or (ii) there is a substantial likelihood that a reasonable investor would consider it important in making an investment decision or if it would significantly alter the total mix of information available to investors. Materiality is evaluated by reference to all relevant circumstances, including potential market sensitivity. This document contains numerous forward-looking statements relating to our business. The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information we believe reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from our future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), regulatory and permitting matters, and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Organisation

Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company’s focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Pará, Brazil (refer Notes). The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

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

26 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

Business Strategy

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

The planned activity for 2013 year is as follows:

▪	Technical team arriving on site at the Sao Domingo property - The geotechnical team is mobilizing to site to carry out the planned exploration activities for the 2013 exploration season. A detailed budget has been approved by the board that includes diamond drilling on the Toucano gold occurrence to follow up previously reported high grade sampling, along with geochemical sampling of the potential Fofoca resource extensions.
▪	Trial mining license application nearing conclusion – a trial mining license has been applied for with the Brazilian Mines department, DNPM, and is expected to be granted during the next few months. The trail mining license will enable the Company to test geochemical and physical attributes of the area around the Toucano gold occurrence, and carry out bulk sampling.
▪	Detailed exploration plans approved by the board

27 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

▪	Initial drilling of the recently discovered Toucan Gold occurrence
▪	Trial mining license in application for bulk sampling of alluvial/elluvial areas
▪	Geochemical sampling via Auger drilling of several previously defined targets
▪	New camp construction plans completed
▪	Migration to the Toronto Stock Exchange in advanced stages
▪	NI43-101 updated and filed (awaiting comments) – as part of the listing process in the migration to Canada, Aurora engaged Geosure Ltd of Australia to complete the National Instrument 43-101 which has been lodged with the TSX and is awaiting comment. Aurora is now set to execute the multiple tasks of Exploration and resource expansion, bulk sampling via the trial mining license and completing the migration to the Toronto Stock exchange.
▪	Aurora will also utilize Auger drilling as a follow up anomalous areas of previous stream sediment sampling carried out during the Q3 of 2012 covering an area of 50 km2, which focused on the western flank of the license area. This area included the Toucano gold occurrence and extensions of the Fofoca resource.

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

28 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

During 2012 and 2013 through May 10, 2013 the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

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

29 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

30 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

Results of Operations

Three months ended March 31, 2013 versus three months ended March 31, 2012

Revenues and Net Loss

The Company has yet to generate any revenues or establish any history of profitable operations. The Company recorded a net loss of $759,337 (March 31, 2012: net loss $245,810) or $(0.00) [March 31, 2012: $(0.00)] per share.

Expenses

The increase in quarter on quarter costs reflects the increased activities to actively manage and engage in exploration activities.

Exploration expenditures

Exploration expenses are charged to operations as they are incurred. The Company recorded exploration expenses of $309,803 (March 31, 2012: $28,282).

Depreciation expense

Depreciation expenses charged to operations were $6,150 (March 31, 2012:nil).

Capital Resources and Liquidity

March 31, 2013 versus December 31, 2012

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

The Company intends to continue finance activities by raising capital through the equity markets and special purpose placements.

At March 31, 2013 the Company had cash of $3,151,999 (December 31 2012: $3,963,836) and working capital of $2,934,765 (December 31, 2012: $3,754,403). Total liabilities as of March 31, 2013 were $413,921 (December 31, 2012: $277,343).

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

31 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

The general business strategy is to acquire mineral projects either directly or through the acquisition of operating entities. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the USA and applicable to a going concern concept, which contemplates the realization of assets and the satisfaction of liabilities and commitments during the normal course of business. As discussed in note 1 to the interim consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during March 31, 2013 operating activities used cash of $745,385 (March 31, 2012: $171,970). The Company requires additional funds to meet the Company obligations and maintain the operations. The Company may not have sufficient working capital to (i) pay administrative and general operating expenses through December 31, 2013 and (ii) to conduct preliminary exploration programs. Without cash flow from operations, the Company may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on the properties. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of the properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of interest in certain properties or an actual foreclosure of interest. The Company has no agreements or understandings with any person as to such additional financing.

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

32 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

Cash Flow

Three months ended March 31, 2013 versus three months ended March 31, 2012:

Operating activities:

The Company used cash of $745,385 (March 31, 2012: $171,970). Changes in prepaid expenses and other assets resulted in an increase of $128,777 during the period (March 31, 2012: nil) and changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $136,578 (March 31, 2012: increase in cash of $30,159).

Investing Activities:

During the quarter the Company invested $61,768 in the purchase of equipment for exploration activities (March 31, 2012:nil).

Financing Activities:

There were no financing activities during the quarter ended March 31, 2013.

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

33 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

Share Capital

At May 10, 2013, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2012: 300,000,000) common shares with par value of $0.001 each
-	249,144,706 common shares were issued and outstanding as at May 10, 2013 (December 31, 2012: 249,144,706).
-	9,650,000 (December 31, 2012: 9,650,000) stock options were outstanding under the incentive stock option plan. The stock options are exercisable at prices ranging from $0.05 to $0.12 per share, with expiry dates ranging from October 10, 2016 to April 9, 2017. If the holders were to acquire all 9,650,000 (December 31, 2012: 9,650,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $779,500 (December 31, 2012: $779,500).
-	Warrants outstanding were 8,000,000 (December 31, 2012: 8,000,000).

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

34 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the quarter ended March 31, 2013 and 2012 and the subsequent period to May 10, 2013.

Off-balance Sheet Arrangements and Contractual Obligations

The Company does not have any off-balance sheet arrangements or contractual obligations as at reporting date, that are likely to have or are reasonably likely to have a material current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in interim consolidated financial statements.

Application of Critical Accounting Policies

The accounting policies and methods utilized in the preparation of the interim consolidated financial statements determine how the Company reports the financial condition and results of operations and may require management to make estimates or rely on assumptions about matters that are inherently uncertain. The accounting policies are described in Note 2 to the December 31, 2012 interim consolidated financial statements. The accounting policies relating to mineral property and exploration costs, depreciation and amortization of property, plant and equipment and stock-based compensation are critical accounting policies that are subject to estimates and assumptions regarding future activities.

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

35 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

US GAAP requires the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If management determines there has been impairment then management is required to write-down the recorded value of the property, plant and equipment, which reduces earnings and net assets.

36 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

Other than as disclosed below, during the quarter ended March 31, 2013 and 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During quarter ended March 31, 2013, consulting fees of $105,000 (March 31, 2012: $110,751) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. Coresco also charged for geophysical consulting activities and other exploration management fees for a total of $31,500 during the three months ended March 31, 2013 (March 31, 2012: Nil).

Included in accounts payable (related parties) at March 31, 2013 is $148,049 (March 31, 2012: $126,103) payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

37 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

The planned activity for 2013 year is as follows:

▪	Technical team arriving on site at the Sao Domingo property - The geotechnical team is mobilizing to site to carry out the planned exploration activities for the 2013 exploration season. A detailed budget has been approved by the board that includes diamond drilling on the Toucano gold occurrence to follow up previously reported high grade sampling, along with geochemical sampling of the potential Fofoca resource extensions.
▪	Trial mining license application nearing conclusion – a trial mining license has been applied for with the Brazilian Mines department, DNPM, and is expected to be granted during the next few months. The trail mining license will enable the Company to test geochemical and physical attributes of the area around the Toucano gold occurrence, and carry out bulk sampling.
▪	Detailed exploration plans approved by the board
▪	Initial drilling of the recently discovered Toucan Gold occurrence
▪	Trial mining license in application for bulk sampling of alluvial/elluvial areas
▪	Geochemical sampling via Auger drilling of several previously defined targets
▪	New camp construction plans completed
▪	Migration to the Toronto Stock Exchange in advanced stages
▪	NI43-101 updated and filed (awaiting comments) – as part of the listing process in the migration to Canada, Aurora engaged Geosure Ltd of Australia to complete the National Instrument 43-101 which has been lodged with the TSX and is awaiting comment. Aurora is now set to execute the multiple tasks of Exploration and resource expansion, bulk sampling via the trial mining license and completing the migration to the Toronto Stock exchange.
▪	Aurora will also utilize Auger drilling as a follow up anomalous areas of previous stream sediment sampling carried out during the Q3 of 2012 covering an area of 50 km2, which focused on the western flank of the license area. This area included the Toucano gold occurrence and extensions of the Fofoca resource.

38 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

39 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2012. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2013, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2012. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2013, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

40 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any repurchases of securities during the quarter nor the subsequent period through to May 10, 2013.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

During the quarter, no material default has occurred with respect to any indebtedness of the Company. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4 – MINING SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

ITEM 5 – OTHER INFORMATION

None.

41 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

ITEM 6 – EXHIBITS

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

42 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

43 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

Exhibit	Description	Status
101*

Financial statements from the quarterly report on Form 10-Q of Aurora Gold Corporation for the quarter ended March 31, 2013, formatted in XBRL: (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).

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

———

* Filed Herewith

44 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

Dated: May 10, 2013

45 | AURORA GOLD CORPORATION