Form 10-Q
period 2013-06-30
AURORA GOLD CORP
filed 2013-07-26
CIK 1037049

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

☐  Yes       ☒  No

There were 249,144,706 shares of common stock outstanding on July 25, 2013.

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

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

2 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

3 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AURORA GOLD CORPORATION	As at	As at
Consolidated Balance Sheets	June 30	December 31
(An exploration stage enterprise)	2013 (unaudited)	2012
(Expressed in U.S. Dollars)	$	$
ASSETS
Current assets
Cash	2,014,623	3,963,836
Prepayments	165,235	67,910
Total current assets	2,179,858	4,031,746
Non current assets
Vehicles and other equipment, net	358,730	97,916
Total non current assets	358,730	97,916
Total assets	2,538,588	4,129,662
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	129,541	119,123
Accounts payable and accrued expenses - related party	116,049	126,220
Advances payable - related party	32,000	32,000
Total current liabilities	277,590	277,343
Stockholders’ Equity (Deficiency)
Common stock with par value of $0.001 each
Authorized: 300,000,000 (Dec 31, 2012: 300,000,000)
Issued and outstanding: 249,144,706 (Dec 31, 2012: 249,144,706)	249,146	249,146
Additional paid-in capital	27,211,349	27,211,349
Accumulated deficit during the exploration stage	(25,113,507)	(23,600,974)
Accumulated other comprehensive income (loss)	(85,990)	(7,202)
Total stockholders’ equity (deficiency)	2,260,998	3,852,319
Total liabilities and stockholders’ equity (deficiency)	2,538,588	4,129,662

The accompanying notes are an integral part of these interim consolidated financial statements.

4 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) UNAUDITED

AURORA GOLD CORPORATION	October 19, 1995 (inception)	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
(An exploration stage enterprise)	to June 30	June 30	June 30	June 30	June 30
Consolidated Statements of Comprehensive Income (Loss)	2013	2013	2012	2013	2012
(Expressed in U.S. Dollars)	$	$	$	$	$
Operating expenses
Independent directors fees		9,000	-	18,000	-
Professional fees - audit, legal, company secretary		98,550	24,604	199,093	32,775
Investor relations, listing and filing fees		22,112	16,755	164,537	-
Travel and accommodation		23,459	-	109,704	-
Salaries, management and consulting fees		119,000	27,502	213,123	146,761
Other general and administrative		27,861	85,164	37,503	173,837
Total general and administration	9,311,447	299,982	154,025	741,959	370,128
Depreciation and amortization	163,720	7,315	-	13,465	-
Interest and bank charges	401,032	2,572	727	4,251	589
Imputed interest on loan payable - related party	1,560	-	-	-	-
Foreign exchange loss (gain)	(16,058)	(2,823)	-	(2,302)	1,563
Exploration expenses	10,821,425	447,499	95,670	757,301	123,952
Property search and negotiation	479,695	-	-	-	-
Write-off of mineral property costs	240,338	-	-	-	-
	21,403,160	754,544	250,422	1,514,674	496,232
Other income (expense)
Gain (loss) on disposition of subsidiary	(2,541,037)	-	-	-	-
Interest income	24,627	1,347	-	2,141	-
Gain on sale of rights to Matupa agreement, net	80,237	-	-	-	-
Loss on investments	(37,971)	-	-	-	-
Loss on spun-off operations	(316,598)	-	-	-	-
Loss on extinguishment of liabilities	(919,605)	-	-	-	-
	(3,710,347)	1,347	-	2,141	-
Net Loss	(25,113,507)	(753,197)	(250,422)	(1,512,533)	(496,232)
Other comprehensive income (loss)
Foreign currency translation adjustments		(74,104)	22,351	(78,788)	3,697
Comprehensive income (loss)		(827,301)	(228,071)	(1,591,321)	(492,535)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.01)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted		249,144,706	113,749,732	249,144,706	112,005,369

The accompanying notes are an integral part of these interim consolidated financial statements.

5 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

AURORA GOLD CORPORATION	Cumulative
(An exploration stage enterprise)	October 19, 1995	6 Months	6 Months
Consolidated Statements of Cash Flows	(inception)	Ended	Ended
(Expressed in U.S. Dollars)	to June 30	June 30	June 30
	2013	2013	2012
	$	$	$
Cash Flows From Operating Activities
Net loss for the period	(25,113,507)	(1,512,533)	(496,232)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	163,720	13,465	-
Stock compensation expense on stock option grants	1,624,012	-	55,660
Expenses satisfied with issuance of common stock	1,202,054	-	-
Expenses satisfied with transfer of marketable securities	33,903	-	-
Imputed interest on loan payable - related parties	1,560	-	-
Write-off of mineral property costs	240,338	-	-
Adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
Loss on disposal of subsidiary	2,757,511	-	-
Realized loss on investments	37,971	-	-
Gain on sale of rights to Matupa agreement (net)	(80,237)	-	-
(Gain) loss on extinguishment of liabilities	919,605	-	-
Foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Change in operating assets and liabilities	-	-	-
Decrease (increase) in receivables and other assets	(206,978)	-	-
(Increase) decrease in prepaid expenses and other assets	(185,693)	(97,324)	-
Increase (decrease) in accounts payable and accrued expenses (including related party)	1,113,311	247	126,890
Net Cash Used in Operating Activities	(17,200,465)	(1,596,145)	(313,682)
Cash Flows From Investing Activities
Purchase of equipment	(582,672)	(274,279)	-
Proceeds on disposal of equipment	16,761	-	-
Payment for mineral property Reclamation Bonds	(245,221)	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs and related equipment	(672,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net CashProvided by (used in) Investing Activities	(1,462,774)	(274,279)	-
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	19,140,912	-	96,473
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	-
Net proceeds from (payments on) advances payable	45,000	-	-
Net proceeds from (payments on) advances payable -related parties	92,000	-	-
Net Cash Provided by Financing Activities	20,536,164	-	96,473
Effect of exchange rate changes on Cash and Cash Equivalents	141,699	(78,789)	1,697
(Decrease) Increase in Cash	2,014,623	(1,949,213)	(215,512)
Cash at Beginning of Period	-	3,963,836	237,426
Cash at End of Period	2,014,623	2,014,623	21,914

The accompanying notes are an integral part of these interim consolidated financial statements.

6 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 1994	-	-	-	-	-	-	-
Issuance of common stock for - settlement of indebtedness	11,461,153	11,461	-	-	-	-	11,461
Net (loss) for the period			-	-	-	-	-
Balance December 31, 1995	11,461,153	11,461	-	-	-	-	11,461
Adjustment for reverse stock split	(7,640,766)	(7,641)	-	-	-	-	(7,641)
Issuance of common stock for - cash at $0.001 per share	5,800,000	5,800	341,761	-	-	-	347,561
- resource property	300,000	300	2,700	-	-	-	3,000
Net (loss) for the period					(361,208)	-	(361,208)
Balance December 31, 1996	9,920,387	9,920	344,461		(361,208)	-	(6,827)
Issuance of common stock for - cash in March 1997 at $1.00 per share (less issue costs of $4,842)	750,000	750	744,408	-	-	-	745,158
Net (loss) for the period				-	(615,880)	-	(615,880)
Balance December 31, 1997	10,670,387	10,670	1,088,869	-	(977,088)	-	122,451
Issuance of common stock for:
- settlement of indebtedness	96,105	96	68,601	-	-	-	68,697
- cash in May 1998 at $1.25 per share	200,000	200	249,800	-	-	-	250,000
- cash in November 1998 at $0.75 per share	71,667	72	53,678	-	-	-	53,750
- cash in December 1998 at $0.75 per share	143,333	143	107,357	-	-	-	107,500
Grant of options to employees and directors			518,900	-	-	-	518,900
Grant of options to consultants			172,100	-	-	-	172,100
Net (loss) for the period				-	(1,151,604)	-	(1,151,604)
Balance December 31, 1998	11,181,492	11,181	2,259,304	-	(2,128,692)	-	141,794
Issuance of common stock for:
- settlement of indebtedness	231,286	231	160,151	-	-	-	160,382
- cash in March 1999 at $0.656 per share	22,871	23	14,977	-	-	-	15,000
- finder's fee in February 1999 at $0.81 per share	25,000	25	20,287	-	-	-	20,312
Grant of options to consultants			29,500	-	-	-	29,500
Cash advanced on stock subscriptions				425,000	-		425,000
Net (loss) for the period				-	(855,391)	-	(855,391)
Balance December 31, 1999	11,460,649	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)

The accompanying notes are an integral part of these interim consolidated financial statements.

7 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance December 31, 1999	11,460,649	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)
Issuance of common stock for:
- settlement of indebtedness	199,000	199	99,301	-	-	-	99,500
- cash in March 2000 at $0.50 per share	350,000	350	174,650	(175,000)	-	-	-
- cash in March 2000 at $0.455 per share	550,000	550	249,450	(250,000)	-	-	-
Cancellation of shares in April 2000	(90,706)	(91)	(56,600)	-	-	-	(56,691)
Exercise of options in June 2000	405,000	405	3,645	-	-	-	4,050
Spin-off of Aurora Metals (BVI) Limited			316,498	-	-	-	316,498
Net (loss) for the period				-	(677,705)	-	(677,705)
Balance December 31, 2000	12,873,943	12,874	3,271,163	-	(3,661,788)	-	(377,751)
Components of comprehensive income (loss):
- Net income for the period				-	128,545	-	128,545
- Unrealized holding losses on available-for-sale securities				-	-	(141,928)	(141,928)
Balance December 31, 2001	12,873,943	12,874	3,271,163	-	(3,533,243)	(141,928)	(391,134)
Issuance of common stock for:
- settlement of indebtedness	3,708,038	3,708	351,492	-	-	-	355,200
Components of comprehensive income (loss):				-	-	-	-
- Net loss for the period				-	(137,329)	-	(137,329)
- Unrealized holding gain on available-for-sale securities				-	-	141,928	141,928
Balance, December 31, 2002	16,581,981	16,582	3,622,655	-	(3,670,572)	-	(31,335)
Issuance of common stock for:
- settlement of indebtedness	2,752,450	2,752	114,806	-	-	-	117,558
- cash in December 2003 at $0.25 per share	100,000	100	24,900	-	-	-	25,000
Components of comprehensive income (loss):
- Net loss for the period				-	(96,404)	-	(96,404)
Balance, December 31, 2003	19,434,431	19,434	3,762,361	-	(3,766,976)	-	14,819

The accompanying notes are an integral part of these interim consolidated financial statements.

8 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2003	19,434,431	19,434	3,762,361	-	(3,766,976)	-	14,819
Issuance of common stock for:
- cash in January 2004 at $0.25 per share, less issuance costs	100,000	100	22,400	-	-	-	22,500
Imputed interest			1,560	-	-	-	1,560
Components of comprehensive income (loss):
- Net loss for the period				-	(223,763)	-	(223,763)
Balance, December 31, 2004	19,534,431	19,534	3,786,321	-	(3,990,739)	-	(184,884)
Issuance of common stock for:
- cash in July 2005 at $0.05 per share	13,000,000	13,000	637,000	-	-	-	650,000
- settlement of indebtedness	3,684,091	3,684	158,816	-	-	-	162,500
Components of comprehensive income (loss):
- Net (loss) for the period				-	(457,271)	-	(457,271)
- Unrealized holding losses on available-for-sale securities				-	-	(4,614)	(4,614)
Balance, December 31, 2005	36,218,522	36,218	4,582,137	-	(4,448,010)	(4,614)	165,731
Issuance of common stock for - cash in February 2006 at $0.50 per share less issurance costs of $110,000:	8,000,000	8,000	3,882,000	-	-	-	3,890,000
- non cash finder's fee in December 200 at $0.70 per share	250,000	250	174,750	-	-	-	175,000
- cash in December 2006 at $0.50 per share	1,000,000	1,000	499,000	-	-	-	500,000
Components of comprehensive income (loss):
- Net (loss) for the period				-	(5,463,855)	-	(5,463,855)
- Foreign currency translation adjustments				-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale securities included in net loss				-	-	4,614	4,614
Balance, December 31, 2006	45,468,522	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)

The accompanying notes are an integral part of these interim consolidated financial statements.

9 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2006	45,468,522	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)
Issuance of common stock for:
- cash in March 2007 at $0.50 per share	500,000	500	249,500	-	-	-	250,000
- cash in July 2007 at $0.25 per share	5,000,000	5,000	1,245,000	-	-	-	1,250,000
- settlement of indebtedness in August 2007 at $0.20 per share	250,000	250	49,750	-	-	-	50,000
- cash in September 2007 at $0.20 per share	4,000,000	4,000	796,000	-	-	-	800,000
Stock option compensation expense			454,295	-	-	-	454,295
Components of comprehensive income (loss):
- Net (loss) for the period				-	(3,259,732)	-	(3,259,732)
- Foreign currency translation adjustments				-	-	(65,255)	(65,255)
Balance, December 31, 2007	55,218,522	55,218	11,932,432	-	(13,171,597)	(68,947)	(1,252,894)
Issuance of common stock for - non cash finder's fee in July 2008 at $0.10 per share:	250,000	250	24,750	-	-	-	25,000
- settlement of indebtedness in December2008 at $0.06 per share	2,603,333	2,603	153,597	-	-	-	156,200
Components of comprehensive income (loss):
- Net (loss) for the period				-	(520,105)	-	(520,105)
- Foreign currency translation adjustments				-	-	36,259	36,259
Balance, December 31, 2008	58,071,855	58,071	12,110,779	-	(13,691,702)	(32,688)	(1,555,540)
Issuance of common stock for - settlement of indebtedness in September 2009 at $0.15 per share:	5,000,000	5,000	1,748,616	-	-	-	1,753,616
- cash in September 2009 at $0.10 per share less finder's fee	3,000,000	3,000	255,000	-	-	-	258,000
- non cash finder's fee September 2009 at $0.10 per share	420,000	420	41,580	-	-	-	42,000
- settlement of indebtedness in November 2009 at $0.18 per share	100,000	100	17,899	-	-	-	17,999
- settlement of indebtedness in November 2009 at $0.24 per share	150,000	150	35,611	-	-	-	35,761
- cash in December 2009 at $0.30 per share	1,666,667	1,667	498,333	-	-	-	500,000
Components of comprehensive income (loss):
- Net (loss) for the period				-	(1,779,477)	-	(1,779,477)
- Foreign currency translation adjustments				-	-	(60,171)	(60,171)
Balance, December 31, 2009	68,408,522	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)

The accompanying notes are an integral part of these interim consolidated financial statements.

10 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2009	68,408,522	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)
Issuance of common stock for cash in April 2010 at $0.30 per share less finder's fee (paid with 1,126,111 shares included herein):	14,109,446	14,110	3,880,890	-	-	-	3,895,000
- non cash property acquisition in June 2010 at $0.40 per share	5,000,000	5,000	1,995,000	-	-	-	2,000,000
- settlement of indebtedness in September 2010 at $0.30 per share	160,500	161	47,989	-	-	-	48,150
- settlement of indebtedness in September 2010 at $0.30 per share	325,400	325	97,295	-	-	-	97,620
- payment of expenses in September 2010 at $0.30 per share	200,000	200	59,800	-	-	-	60,000
- non cash finder's fee in September 2010 related to the June 2010 property acquisition at $0.30 per share	500,000	500	149,500	-	-	-	150,000
Components of comprehensive income (loss)
- Net (loss) for the period				-	(2,302,083)	-	(2,302,083)
- Foreign currency translation adjustments				-	-	(198)	(198)
Balance, December 31, 2010	88,703,868	88,704	20,938,292	-	(17,773,262)	(93,057)	3,160,677
Issuance of common stock for non cash finder's fee in May 2011 at $0.042 per share	450,000	450	49	-	-	-	499
Issuance of common stock for cash in September 2011 at $0.10 per share	1,671,000	1,671	165,429	-	-	-	167,100
Issuance of common stock for settlement of indebtedness in September 2011 at $0.16 per share	150,000	150	23,850	-	-	-	24,000
Issuance of common stock for settlement of indebtedness in December 2011 at $0.02 per share	10,937,721	10,938	207,817				218,755
Issuance of common stock for cash in December 2011 at $0.04 per share	8,000,000	8,000	312,000				320,000
Issuance of common stock for cash in December 2011 at $0.04 per share - oversubscribed				20,000			20,000
Stock option compensation expense			393,557				393,557
Components of comprehensive income (loss)
- Net (loss) for the period				-	(4,627,338)	-	(4,627,338)
- Foreign currency translation adjustments				-	-	22,532	22,532
Balance, December 31, 2011	109,912,589	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)

The accompanying notes are an integral part of these interim consolidated financial statements.

11 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	(deficit) during Exploration	Comprehensive Income	Stockholders' Equity
October 19, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2011	109,912,589	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012 at $0.06 per share	1,990,900	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 at $0.06 per share - shares not issued until April 2012				17,513			17,513
Issuance of common stock for cash in April 2012 at $0.06 per share	1,316,000	1,316	77,644.00				78,960
Issuance of common stock for settlement of indebtedness in April 2012 at $0.06 per share	300,000	300	17,700				18,000
Issuance of common stock in April 2012 for Advances for Stock Subscriptions	625,217	625	36,888	(37,513)			-
Stock option compensation expense			55,660				55,660
Issuance of common stock for cash on October 5, 2012 at $0.037 per share	135,000,000	135,000	4,865,000				5,000,000
Net (loss) for the period					(1,200,374)		(1,200,374)
Foreign currency translation adjustments						63,323	63,324
Balance, December 31, 2012	249,144,706	249,146	27,211,349	-	(23,600,974)	(7,202)	3,852,319
Net (loss) for the period					(1,512,533)		(1,512,533)
Foreign currency translation adjustments						(78,788)	(78,788)
Balance, June 30, 2013	249,144,706	249,146	27,211,349	-	(25,113,507)	(85,990)	2,260,998

The accompanying notes are an integral part of these interim consolidated financial statements.

12 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization, Business Strategy and Going Concern

Organisation

Aurora Gold Corporation ("the Company") was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company’s focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Pará, Brazil (refer to Note 3). The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

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

The Company currently has an interest in a strategic land package of six (6) properties none of which contain any proven reserves.

Going Concern

The Company has no revenues, and has sustained losses since inception. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the six months ended June 30, 2013, operating activities used cash of $1,596,145 (June 30, 2012: $313,682). The Company requires additional funds to meet its obligations and maintain its operations.

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

13 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

2.	Organization, Business Strategy and Going Concern (Continued)

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

14 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased. The Company has cash and cash equivalents of $2,014,623 as at June 30, 2013 ($21,914 as at June 30, 2012). Amounts paid for income taxes during the three and six months June 30, 2013 and 2012 were nil; and for interest paid nil respectively.

15 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

2.	Summary of Significant Accounting Policies (Continued)

(d)	Vehicles and Equipment

Vehicles and equipment are carried at cost (including development and preproduction costs, capitalized interest, other financing costs and all direct administrative support costs incurred during the construction period, net of cost recoveries and incidental revenues), less accumulated depletion and depreciation including write-downs. Following the construction period, interest, other financing costs and administrative costs are expensed as incurred. Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method. Depreciation is provided over the following useful lives:

-	Vehicles	5 years
-	Office equipment, furniture and fixtures	2 to 10 years

The Company reviews the carrying values of its vehicles and equipment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment is considered to exist if total estimated future cash flows, or probability-weighted cash flows on an undiscounted basis, are less than the carrying value of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows associated with values beyond proven and probable reserves and resources. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable future cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular property for which there are identifiable cash flows.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at the reporting period ended, the Company does not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

16 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

Interest expense for the periods ended June 30, 2013 and June 30, 2012 were nil.

(i)	Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD). Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these interim consolidated financial statements are stated in Brazilian Real’s. At the period ended June 30, 2013 the Brazilian Real exchange rate to the USD was $0.44890 to 1 Real (June 30, 2012: USD $0.48060 to 1 Real).

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in USD, at the rate of exchange at the balance sheet date. Income and expenses of these subsidiaries are translated at the average rate of exchange throughout the reporting period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at June 30, 2013 and December 31, 2012.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of comprehensive income (loss).

(j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company places its cash with high credit quality financial institutions in Brazil and Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of June 30, 2013 and 2012 respectively. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

17 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

(m)	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the year and (b) additional shares that would have been issued and potentially dilutive securities. During the periods ended June 30, 2013 and 2012 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred. Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period. Stock options outstanding as at June 30, 2013 were 9,650,000 (June 30, 2012: 10,650,000). Warrants outstanding as at June 30, 2013 were nil (8,000,000 lapsed during the quarter) (June 30, 2012: 8,000,000).

18 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

19 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

20 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

During March 2012, the Company entered into debt settlement agreements for $105,000 of advances received from a director of the Company and a company during fiscal 2011. As at June 30, 2013 advances payable were $32,000 (June 30, 2012: $32,000), which is non-interest bearing and due on demand.

5.	Common Stock

There were no common stock transactions during the six months ended June 30, 2013.

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

21 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

On December 20, 2011, the Company entered into subscription agreements for 8,000,000 shares of common stock at a purchase price of $0.04 per share for a gross aggregate price of $320,000. Attached to each unit of common stock is one (1) series A stock purchase warrant. Each full Series A warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.08 per share for a period of eighteen months commencing on December 20, 2011 and expiring on June 20, 2013. Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S. In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $25,600. The total amount of commission paid was $8,800. These warrants expired on June 20, 2013.

22 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

The following is a summary of stock option activity and status at June 30, 2013:

Options Outstanding and Exercisable By Quarter	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years)	Aggregate Intrinsic value
As at December 31, 2011	9,050,000	0.110	4.28	36,500
Forfeited during quarter	(200,000)	0.260	-	-
Granted during quarter	1,600,000	0.050	-	-
As at March, 31, 2012	10,450,000	0.090	4.21	42,000
Granted during quarter	200,000	0.065	-	-
As at June, 30, 2012	10,650,000	0.097	3.97	34,125
Forfeited during quarter	(1,000,000)	0.260	-	-
Granted during quarter	-	-	-	-
As at September 30, 2012	9,650,000	0.080	3.74	52,500
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at Dec 31, 2012	9,650,000	0.080	3.51	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at March 31, 2013	9,650,000	0.080	3.28	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at June 30, 2013	9,650,000	0.080	3.06	Nil

23 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

6.	Stock Options (continued)

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

The total fair value of options granted for the three months ended June 30, 2013 was nil (June 30, 2012: $11,979) and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date (January 13, 2012) and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate (4.50% used) for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives. Volatility rates were calculated at the grant date of each option tranche and rates of 120.89% respectively were used.

The total fair value of options granted during the three months ended March 31, 2012 was $43,681 (March 31, 2013: nil) and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date (April 10, 2012) and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate (4.50% used) for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives. Volatility rates were calculated at the grant date of the option tranche and a rate of 161.04% was used.

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

As of June 30, 2013, there are nil outstanding Warrants to purchase shares of common stock. All warrants previously outstanding lapsed on June 20, 2013.

24 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements include:

a)	During the six months ended June 30, 2013 consulting fees of $317,000 (June 30, 2012: $202,023) were incurred to directors and officers (or companies of the officers and directors) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b)	Coresco (a company that the CEO and CFO are affiliated with) also charged for geophysical consulting activities and other exploration management fees for a total of $63,000 during the six months ended June 30, 2013 (June 30, 2012: $nil)

c)	Included in accounts payable and accrued expenses and advances payable (related parties) as at June 30, 2013 and December 31, 2012 were $148,049 and $158,220 respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

8.	Non-Cash Investing and Financing Activities

There were no non-cash investing and financings payments during the six months ended June 30, 2013 (June 30, 2012: nil).

9.	Subsequent events

There were no subsequent events at the date of filing.

25 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

26 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

27 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

Update on activities and plans for the next quarters of 2013

The Auger drill rig purchased for further geochemical evaluation of the Sao Domingos properties was released from customs in Belem, in Para State, Northern Brazil on Friday 7 June and is being shipped to Itaituba and then trucked to Sao Domingos. The drilling will focus on previously defined targets exhibiting similar structural and geological affinities to other known gold occurrences on Sao Domingos.

The new camp area was cleared and the foundations were laid down for the housing and messing facilities. On completion the secure camp will cater for up to 40 personnel, with kitchen and bathroom facilities. The camp will also provide heavy machinery workshops, core storage, offices and an onsite assay laboratory.

POU-7 Miniplant and Minilab systems are continuing to be assembled in Novo Progresso in preparation for the issuance of the trial mining license. Areas on and around the Toucano license area have been the focus of exploration in preparedness for the initiation of bulk sampling and testing of the elluvial and alluvial potential of the area. The equipment is expected to be ready for mobilisation to Sao Domingos by the end of June 2013.

Aurora is also preparing to drill test the Toucano gold occurrence with conventional diamond drilling and has completed negotiations with MINEXPLOR of Brazil. Aurora plans to drill test the depth and strike potential of the Toucano gold occurrence, which previously yielded high grade (greater than 100g/t) in channel samples at surface.

The soil sampling program over the Fofoca resource extension area geochemistry grid was completed for a total of 26,000m in combined grid lines length. Line cutting and sampling on the Sao Domingos grid was then initiated for the planned total of 58,000m grid lines length. Soil sampling was completed on both targets for a combined total of 43,160m for the month of May, totaling 529 samples.

Aurora continues to work closely with Haywood Securities Inc and the Company's advisors to complete its application to migrate from the Securities and Exchange Commission (SEC) to the Toronto Stock Exchange -Venture (TSX-V).

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

28 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

29 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

During 2012 and 2013 through July 26, 2013 the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

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

30 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

31 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

Results of Operations

Three and six months ended June 30, 2013 versus three and six months ended June 30, 2012

Revenues and Net Loss

The Company has yet to generate any revenues or establish any history of profitable operations. The Company recorded a net loss of $(1,512,533) for the six months ended June 30, 2013 (June 30, 2012: net loss $496,232) and $(753,197) for the three months ended June 30, 2013 (June 30, 2012: net loss $250,422) or $(0.01) (June 30, 2012: $(0.00)) and $(0.00) [June 30, 2012: $(0.00)] per share respectively.

Expenses

The increase in quarter on quarter costs reflects the increased activities to actively manage and engage in exploration activities.

Exploration expenditures

Exploration expenses are charged to operations as they are incurred. The Company recorded exploration expenses of $757,301 for the six months ended June 30, 2013 (June 30, 2012: $123,952) and $447,499 for the three months ended June 30, 2013 (June 30, 2012: $95,670) the majority relating to Brazilian properties during the current and prior year.

Depreciation expense

Depreciation expenses charged to operations were $13,465 for the six months ended June 30, 2013 and $7,315 for the three months ended June 30, 2013 (June 30, 2012 periods were both nil).

Capital Resources and Liquidity

June 30, 2013 versus December 31, 2012

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

At June 30, 2013 the Company had cash of $2,014,623 (December 31 2012: $3,963,836) and working capital of $1,902,268 (December 31, 2012: $3,754,403). Total liabilities as of June 30, 2013 were $277,590 (December 31, 2012: $277,343).

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

32 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

On June 5, 2013, Aurora Gold Corporation (the “ Registrant ”), pursuant to the provisions of Rule 477 promulgated under the Securities Act of 1933, as amended, filed a Pre-Effective Amendment No.1 to withdraw the Registration Statement on Form S-1, File No. 333-185908 (the “ Registration Statement ”), to deregister all of the 135,000,000 shares (the “ Shares ”) of the Registrant’s common stock, par value $0.001, originally registered pursuant the Registration Statement on behalf of the Selling Shareholder named therein. The Registration Statement has not been declared effective; accordingly, none of the Shares have been or will be offered pursuant to the Registration Statement. The Registrant confirms its understanding that the fee paid upon the filing of the Registration Statement will not be refunded.

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

The general business strategy is to acquire mineral projects either directly or through the acquisition of operating entities. The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the USA and applicable to a going concern concept, which contemplates the realization of assets and the satisfaction of liabilities and commitments during the normal course of business. As discussed in note 1 to the interim consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during June 30, 2013 operating activities used cash of $1,595,586 (June 30, 2012: $313,682). The Company requires additional funds to meet the Company obligations and maintain the operations. The Company may not have sufficient working capital to (i) pay administrative and general operating expenses through December 31, 2013 and (ii) to conduct preliminary exploration programs. Without cash flow from operations, the Company may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on the properties. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of the properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of interest in certain properties or an actual foreclosure of interest. The Company has no agreements or understandings with any person as to such additional financing.

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

33 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

Cash Flow

Six months ended June 30, 2013 versus six months ended June 30, 2012:

Operating activities:

The Company used cash of $1,596,145 (June 30, 2012: $313,682). Changes in prepaid expenses and other assets resulted in an increase of $97,324 during the period (June 30, 2012: nil) and changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $247 (June 30, 2012: increase in cash of $126,890).

Investing Activities:

During the period the Company invested $274,279 in the purchase of equipment for exploration activities (June 30, 2012:nil).

Financing Activities:

There were no financing activities during the six months ended June 30, 2013.

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

On June 5, 2013, Aurora Gold Corporation (the “ Registrant ”), pursuant to the provisions of Rule 477 promulgated under the Securities Act of 1933, as amended, filed a Pre-Effective Amendment No.1 to withdraw the Registration Statement on Form S-1, File No. 333-185908 (the “ Registration Statement ”), to deregister all of the 135,000,000 shares (the “ Shares ”) of the Registrant’s common stock, par value $0.001, originally registered pursuant the Registration Statement on behalf of the Selling Shareholder named therein. The Registration Statement has not been declared effective; accordingly, none of the Shares have been or will be offered pursuant to the Registration Statement. The Registrant confirms its understanding that the fee paid upon the filing of the Registration Statement will not be refunded.

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

34 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

Share Capital

At July 26, 2013, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2012: 300,000,000) common shares with par value of $0.001 each
-	249,144,706 common shares were issued and outstanding as at July 26, 2013 (December 31, 2012: 249,144,706).
-	9,650,000 (December 31, 2012: 9,650,000) stock options were outstanding under the incentive stock option plan. The stock options are exercisable at prices ranging from $0.05 to $0.12 per share, with expiry dates ranging from October 10, 2016 to April 9, 2017. If the holders were to acquire all 9,650,000 (December 31, 2012: 9,650,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $779,500 (December 31, 2012: $779,500).
-	Warrants outstanding were nil (December 31, 2012: 8,000,000).

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

35 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

On June 5, 2013, Aurora Gold Corporation (the “ Registrant ”), pursuant to the provisions of Rule 477 promulgated under the Securities Act of 1933, as amended, filed a Pre-Effective Amendment No.1 to withdraw the Registration Statement on Form S-1, File No. 333-185908 (the “ Registration Statement ”), to deregister all of the 135,000,000 shares (the “ Shares ”) of the Registrant’s common stock, par value $0.001, originally registered pursuant the Registration Statement on behalf of the Selling Shareholder named therein. The Registration Statement has not been declared effective; accordingly, none of the Shares have been or will be offered pursuant to the Registration Statement. The Registrant confirms its understanding that the fee paid upon the filing of the Registration Statement will not be refunded.

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

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the periods ended June 30, 2013 and 2012 and the subsequent period to July 26, 2013.

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

36 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

Depreciation is provided over the following useful lives:

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

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2013 and December 31, 2012, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

37 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

Other than as disclosed below, during the periods ended June 30, 2013 and 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During six month period ended June 30, 2013, consulting fees of $317,000 (June 30, 2012: $202,023) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. Coresco also charged for geophysical consulting activities and other exploration management fees for a total of $63,000 during the six months ended June 30, 2013 (June 30, 2012: Nil).

Included in accounts payable (related parties) and advances payable (related party) at June 30, 2013 is $148,049 (December 31, 2012: $158,220) payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

38 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

39 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

40 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2012. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2013, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2012. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2013, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

41 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any repurchases of securities during the quarter nor the subsequent period through to July 26, 2013.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

During the quarter, no material default has occurred with respect to any indebtedness of the Company. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4 – MINING SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

ITEM 5 – OTHER INFORMATION

None.

42 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

43 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

44 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

Exhibit	Description	Status
101*

Financial statements from the quarterly report on Form 10-Q of Aurora Gold Corporation for the quarter ended June 30, 2013, formatted in XBRL: (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).

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

--------

* Filed Herewith

45 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

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

Dated: July 26, 2013

46 | AURORA GOLD CORPORATION