Form 10-Q
period 2013-09-30
AURORA GOLD CORP
filed 2013-11-05
CIK 1037049

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
+41 41 711 0281
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Larger accelerated filer ☐ Accelerated filer  ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒ No

There were 49,828,942 shares of common stock outstanding on November 5, 2013.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

2 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

3 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

AURORA GOLD CORPORATION	As at	As at
Consolidated Balance Sheets	September 30	December 31
(An exploration stage enterprise)	2013 (unaudited)	2012
(Expressed in U.S. Dollars)	$	$
ASSETS
Current assets
Cash	965,888	3,963,836
Prepayments	148,131	67,910
Total current assets	1,114,019	4,031,746
Non current assets
Vehicles and other equipment, net	455,425	97,916
Total non current assets	455,425	97,916
Total assets	1,569,444	4,129,662
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	141,326	119,123
Accounts payable and accrued expenses - related party	60,441	126,220
Advances payable - related party	32,000	32,000
Total current liabilities	233,767	277,343
Stockholders’ Equity (Deficiency)
Common stock with par value of $0.005 each
Authorized: 300,000,000 (Dec 31, 2012: 300,000,000)
Issued and outstanding: 49,828,942 (Dec 31, 2012: 49,828,942)	249,146	249,146
Additional paid-in capital	27,211,349	27,211,349
Accumulated deficit during the exploration stage	(26,023,640)	(23,600,974)
Accumulated other comprehensive income (loss)	(101,178)	(7,202)
Total stockholders’ equity (deficiency)	1,335,677	3,852,319
Total liabilities and stockholders’ equity (deficiency)	1,569,444	4,129,662

The accompanying notes are an integral part of these interim consolidated financial statements.

4 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) UNAUDITED

AURORA GOLD CORPORATION	October 10, 1995 (inception)	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
(An exploration stage enterprise)	to September 30	September 30	September 30	September 30	September 30
Consolidated Statements of Comprehensive Income (Loss)	2013	2013	2012	2013	2012
(Expressed in U.S. Dollars)	$	$	$	$	$
Operating expenses
Independent directors fees		9,000	-	27,000	-
Professional fees - audit, legal, company secretary		111,089	47,674	310,183	80,450
Investor relations, listing and filing fees		27,104	-	191,641	16,755
Travel and accommodation		46,250	-	155,954	-
Salaries, management and consulting fees		113,215	80,947	326,338	227,708
Other general and administrative		25,844	27,995	63,347	201,832
Total general and administration	9,643,950	332,503	156,616	1,074,462	526,744
Depreciation and amortization	177,639	13,919	-	27,384	-
Interest and bank charges	403,291	2,259	584	6,509	1,173
Imputed interest on loan payable - related party	1,560	-	-	-	-
Foreign exchange loss (gain)	(19,681)	(3,623)		(5,925)	1,563
Exploration expenses	11,388,511	567,086	7,772	1,324,387	131,724
Property search and negotiation	479,695	-	-	-	-
Write-off of mineral property costs	240,338	-	-	-	-
	22,315,303	912,143	164,972	2,426,817	661,204
Other income (expense)
Gain (loss) on disposition of subsidiary	(2,541,037)	-	-	-	-
Interest income	26,637	2,011	-	4,151	-
Gain on sale of rights to Matupa agreement, net	80,237	-	-	-	-
Loss on investments	(37,971)	-	-	-	-
Loss on spun-off operations	(316,598)	-	-	-	-
Loss on extinguishment of liabilities	(919,605)	-	94,860	-	94,860
	(3,708,337)	2,011	94,860	4,151	94,860
Net Loss	(26,023,640)	(910,133)	(70,112)	(2,422,666)	(566,344)
Other comprehensive income (loss)
Foreign currency translation adjustments		(15,188)	(2,875)	(93,976)	822
Comprehensive income (loss)		(925,321)	(72,987)	(2,516,642)	(565,522)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.00)	(0.05)	(0.03)
Weighted Average Shares Outstanding – Basic and Diluted		49,828,942	22,828,942	49,828,942	22,545,264

The accompanying notes are an integral part of these interim consolidated financial statements.

5 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

AURORA GOLD CORPORATION
(An exploration stage enterprise)	Cumulative
Consolidated Statements of Cash Flows	October 10, 1995 (inception)	9 Months Ended	9 Months Ended
(Expressed in U.S. Dollars)	to September 30	September 30	September 30
	2013	2013	2012
	$	$	$
Cash Flows From Operating Activities
Net loss for the period	(26,023,640)	(2,422,666)	(566,344)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	177,639	27,384	-
Stock compensation expense on stock option grants	1,624,012	-	55,660
Expenses satisfied with issuance of common stock	1,202,054	-	-
Expenses satisfied with transfer of marketable securities	33,903	-	-
Imputed interest on loan payable - related parties	1,560	-	-
Write-off of mineral property costs	240,338	-	-
Adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
Loss on disposal of subsidiary	2,757,511	-	-
Realized loss on investments	37,971	-	-
Gain on sale of rights to Matupa agreement (net)	(80,237)	-	-
(Gain) loss on extinguishment of liabilities	919,605	-	(94,860)
Foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Change in operating assets and liabilities
Decrease (increase) in receivables and other assets	(206,978)	-	-
(Increase) decrease in prepaid expenses and other assets	(168,589)	(80,220)	-
Increase (decrease) in accounts payable and accrued expenses (including related party)	1,069,487	(43,577)	224,063
Net Cash Used in Operating Activities	(18,123,399)	(2,519,079)	(381,481)
Cash Flows From Investing Activities
Purchase of equipment	(693,286)	(384,893)	-
Proceeds on disposal of equipment	16,761	-	-
Payment for mineral property Reclamation Bonds	(245,221)	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs and related equipment	(672,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net CashProvided by (used in) Investing Activities	(1,573,388)	(384,893)	-
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	19,140,912	-	96,473
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	-
Net proceeds from (payments on) advances payable	45,000	-	-
Net proceeds from (payments on) advances payable -related parties	92,000	-	50,000
Net Cash Provided by Financing Activities	20,536,164	-	146,473
Effect of exchange rate changes on Cash and Cash Equivalents	126,512	(93,976)	(1,177)
(Decrease) Increase in Cash	965,888	(2,997,948)	(236,185)
Cash at Beginning of Period	-	3,963,836	237,426
Cash at End of Period	965,888	965,888	1,241

The accompanying notes are an integral part of these interim consolidated financial statements.

6 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

AURORA GOLD CORPORATION					Accumulated	Accumulated Other	Total
(An exploration stage enterprise)			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		pain-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balance, October 10, 1995	-	-	-	-	-	-	-
Issuance of common stock for - settlement of indebtedness	2,292,231	11,461	-	-	-	-	11,461
Net (loss) for the period	-		-	-	-	-	-
Balance December 31, 1995	2,292,231	11,461	-	-	-	-	11,461
Adjustment for reverse stock split	(1,528,153)	(7,641)	-	-	-	-	(7,641)
Issuance of common stock for - cash at $0.005 per share	1,160,000	5,800	341,761	-	-	-	347,561
- resource property	60,000	300	2,700	-	-	-	3,000
Net (loss) for the period	-				(361,208)	-	(361,208)
Balance December 31, 1996	1,984,077	9,920	344,461		(361,208)	-	(6,827)
Issuance of common stock for - cash in March 1997 (less issue costs of $4,842)	150,000	750	744,408	-	-	-	745,158
Net (loss) for the period	-			-	(615,880)	-	(615,880)
Balance December 31, 1997	2,134,077	10,670	1,088,869	-	(977,088)	-	122,451
Issuance of common stock for:
- settlement of indebtedness	19,221	96	68,601	-	-	-	68,697
- cash in May 1998	40,000	200	249,800	-	-	-	250,000
- cash in November 1998	14,333	72	53,678	-	-	-	53,750
- cash in December 1998	28,667	143	107,357	-	-	-	107,500
Grant of options to employees and directors	-		518,900	-	-	-	518,900
Grant of options to consultants	-		172,100	-	-	-	172,100
Net (loss) for the period	-			-	(1,151,604)	-	(1,151,604)
Balance December 31, 1998	2,236,298	11,181	2,259,304	-	(2,128,692)	-	141,794
Issuance of common stock for:
- settlement of indebtedness	46,257	231	160,151	-	-	-	160,382
- cash in March 1999	4,574	23	14,977	-	-	-	15,000
- finder's fee in February 1999	5,000	25	20,287	-	-	-	20,312
Grant of options to consultants	-		29,500	-	-	-	29,500
Cash advanced on stock subscriptions	-			425,000	-		425,000
Net (loss) for the period	-			-	(855,391)	-	(855,391)
Balance December 31, 1999	2,292,130	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)

The accompanying notes are an integral part of these interim consolidated financial statements.

7 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

AURORA GOLD CORPORATION					Accumulated	Accumulated Other	Total
(An exploration stage enterprise)			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance December 31, 1999	2,292,130	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)
Issuance of common stock for:
- settlement of indebtedness	39,800	199	99,301	-	-	-	99,500
- cash in March 2000	70,000	350	174,650	(175,000)	-	-	-
- cash in March 2000	110,000	550	249,450	(250,000)	-	-	-
Cancellation of shares in April 2000	(18,141)	(91)	(56,600)	-	-	-	(56,691)
Exercise of options in June 2000	81,000	405	3,645	-	-	-	4,050
Spin-off of Aurora Metals (BVI) Limited	-		316,498	-	-	-	316,498
Net (loss) for the period	-			-	(677,705)	-	(677,705)
Balance December 31, 2000	2,574,789	12,874	3,271,163	-	(3,661,788)	-	(377,751)
Components of comprehensive income (loss):
- Net income for the period	-			-	128,545	-	128,545
- Unrealized holding losses on available-for-sale securities	-			-	-	(141,928)	(141,928)
Balance December 31, 2001	2,574,789	12,874	3,271,163	-	(3,533,243)	(141,928)	(391,134)
Issuance of common stock for:
- settlement of indebtedness	741,608	3,708	351,492	-	-	-	355,200
Components of comprehensive income (loss):	-			-	-	-	-
- Net loss for the period	-			-	(137,329)	-	(137,329)
- Unrealized holding gain on available-for-sale securities	-			-	-	141,928	141,928
Balance, December 31, 2002	3,316,396	16,582	3,622,655	-	(3,670,572)	-	(31,335)
Issuance of common stock for:
- settlement of indebtedness	550,490	2,752	114,806	-	-	-	117,558
- cash in December 2003	20,000	100	24,900	-	-	-	25,000
Components of comprehensive income (loss):	-
- Net loss for the period	-			-	(96,404)	-	(96,404)
Balance, December 31, 2003	3,886,886	19,434	3,762,361	-	(3,766,976)	-	14,819

 The accompanying notes are an integral part of these interim consolidated financial statements.

8 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

						Accumulated
AURORA GOLD CORPORATION					Accumulated	Other	Total
(An exploration stage enterprise)			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2003	3,886,886	19,434	3,762,361	-	(3,766,976)	-	14,819
Issuance of common stock for:
- cash in January 2004, less issuance costs	20,000	100	22,400	-	-	-	22,500
Imputed interest	-		1,560	-	-	-	1,560
Components of comprehensive income (loss):	-
- Net loss for the period	-			-	(223,763)	-	(223,763)
	-
Balance, December 31, 2004	3,906,886	19,534	3,786,321	-	(3,990,739)	-	(184,884)
Issuance of common stock for:
- cash in July 2005	2,600,000	13,000	637,000	-	-	-	650,000
- settlement of indebtedness	736,818	3,684	158,816	-	-	-	162,500
Components of comprehensive income (loss):	-
- Net (loss) for the period	-			-	(457,271)	-	(457,271)
- Unrealized holding losses on available-for-sale securities	-			-	-	(4,614)	(4,614)
Balance, December 31, 2005	7,243,704	36,218	4,582,137	-	(4,448,010)	(4,614)	165,731
Issuance of common stock for - cash in February 2006 (less issurance costs of $110,000)	1,600,000	8,000	3,882,000	-	-	-	3,890,000
- non cash finder's fee in December 2006	50,000	250	174,750	-	-	-	175,000
- cash in December 2006	200,000	1,000	499,000	-	-	-	500,000
Components of comprehensive income (loss):	-
- Net (loss) for the period	-			-	(5,463,855)	-	(5,463,855)
- Foreign currency translation adjustments	-			-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for- sale securities included in net loss	-			-	-	4,614	4,614

The accompanying notes are an integral part of these interim consolidated financial statements.

9 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

						Accumulated
AURORA GOLD CORPORATION					Accumulated	Other	Total
(An exploration stage enterprise)			Additional	Advances for	Exploration	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2006	9,093,704	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)
Issuance of common stock for:
- cash in March 2007	100,000	500	249,500	-	-	-	250,000
- cash in July 2007	1,000,000	5,000	1,245,000	-	-	-	1,250,000
- settlement of indebtedness in August 2007	50,000	250	49,750	-	-	-	50,000
- cash in September 2007	800,000	4,000	796,000	-	-	-	800,000
Stock option compensation expense	-		454,295	-	-	-	454,295
Components of comprehensive income (loss):	-
- Net (loss) for the period	-			-	(3,259,732)	-	(3,259,732)
- Foreign currency translation adjustments	-			-	-	(65,255)	(65,255)
Balance, December 31, 2007	11,043,704	55,218	11,932,432	-	(13,171,597)	(68,947)	(1,252,894)
Issuance of common stock for - non cash finder's fee in July 2008	50,000	250	24,750	-	-	-	25,000
- settlement of indebtedness in December 2008	520,667	2,603	153,597	-	-	-	156,200
Components of comprehensive income (loss):	-
- Net (loss) for the period	-			-	(520,105)	-	(520,105)
- Foreign currency translation adjustments	-			-	-	36,259	36,259
Balance, December 31, 2008	11,614,371	58,071	12,110,779	-	(13,691,702)	(32,688)	(1,555,540)
Issuance of common stock for - settlement of indebtedness in September 2009	1,000,000	5,000	1,748,616	-	-	-	1,753,616
- cash in September 2009 less finder's fee	600,000	3,000	255,000	-	-	-	258,000
- non cash finder's fee September 2009	84,000	420	41,580	-	-	-	42,000
- settlement of indebtedness in November 2009	20,000	100	17,899	-	-	-	17,999
- settlement of indebtedness in November 2009	30,000	150	35,611	-	-	-	35,761
- cash in December 2009	333,333	1,667	498,333	-	-	-	500,000
Components of comprehensive income (loss):	-
- Net (loss) for the period	-			-	(1,779,477)	-	(1,779,477)
- Foreign currency translation adjustments	-			-	-	(60,171)	(60,171)

The accompanying notes are an integral part of these interim consolidated financial statements.

10 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

						Accumulated
AURORA GOLD CORPORATION					Accumulated	Other	Total
(An exploration stage enterprise)			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2009	13,681,704	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)
Issuance of common stock for cash in April 2010 less finder's fee (paid with 225,222 shares included herein):	2,821,889	14,110	3,880,890	-	-	-	3,895,000
- non cash property acquisition in June 2010	1,000,000	5,000	1,995,000	-	-	-	2,000,000
- settlement of indebtedness in September 2010	32,100	161	47,989	-	-	-	48,150
- settlement of indebtedness in September 2010	65,080	325	97,295	-	-	-	97,620
- payment of expenses in September 2010	40,000	200	59,800	-	-	-	60,000
- non cash finder's fee in September 2010 related to the June 2010 property acquisition	100,000	500	149,500	-	-	-	150,000
Components of comprehensive income (loss)	-
- Net (loss) for the period	-			-	(2,302,083)	-	(2,302,083)
- Foreign currency translation adjustments	-			-	-	(198)	(198)
Balance, December 31, 2010	17,740,774	88,704	20,938,292	-	(17,773,262)	(93,057)	3,160,677
Issuance of common stock for non cash finder's fee in May 2011	90,000	450	49	-	-	-	499
Issuance of common stock for cash in September 2011	334,200	1,671	165,429	-	-	-	167,100
Issuance of common stock for settlement of indebtedness in September 2011	30,000	150	23,850	-	-	-	24,000
Issuance of common stock for settlement of indebtedness in December 2011	2,187,544	10,938	207,817				218,755
Issuance of common stock for cash in December 2011	1,600,000	8,000	312,000				320,000
Issuance of common stock for cash in December 2011 - oversubscribed	-			20,000			20,000
Stock option compensation expense	-		393,557				393,557
Components of comprehensive income (loss)	-
- Net (loss) for the period	-			-	(4,627,338)	-	(4,627,338)
- Foreign currency translation adjustments	-			-	-	22,532	22,532
Balance, December 31, 2011	21,982,518	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)

The accompanying notes are an integral part of these interim consolidated financial statements.

11 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

						Accumulated
AURORA GOLD CORPORATION					Accumulated	Other	Total
(An exploration stage enterprise)			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2011	21,982,518	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012	398,180	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 - shares not issued until April 2012	-			17,513			17,513
Issuance of common stock for cash in April 2012	263,200	1,316	77,644				78,960
Issuance of common stock for settlement of indebtedness in April 2012	60,000	300	17,700				18,000
Issuance of common stock in April 2012 for Advances for Stock Subscriptions	125,044	625	36,888	(37,513)			-
Stock option compensation expense	-		55,660				55,660
Issuance of common stock for cash on October 5, 2012	27,000,000	135,000	4,865,000				5,000,000
Net (loss) for the period	-				(1,200,374)		(1,200,374)
Foreign currency translation adjustments	-					63,323	63,324
Balance, December 31, 2012	49,828,942	249,146	27,211,349	-	(23,600,974)	(7,202)	3,852,319
Net (loss) for the period	-				(2,422,666)		(2,422,666)
Foreign currency translation adjustments	-					(93,976)	(93,976)
Balance, September 30, 2013	49,828,942	249,146	27,211,349	-	(26,023,640)	(101,178)	1,335,677

The accompanying notes are an integral part of these interim consolidated financial statements.

12 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

The Company is a junior mineral exploration company and conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6304 Zug, Switzerland.  The telephone number is (+41) 417110281.  These offices are provided to the Company on a month-to-month basis.  The Company believes these offices are adequate for the business requirements during the next 12 months.  The Company does not own any real property.

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.  The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the nine months ended September 30, 2013, operating activities used cash of $2,519,079 (September 30, 2012: $381,481).  The Company requires additional funds to meet its obligations and maintain its operations.

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

13 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

1.         Organization, Business Strategy and Going Concern (Continued)

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

(c)       Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased.  The Company has cash and cash equivalents of $965,888 as at September 30, 2013 ($3,963,836 as at December 31, 2012).  Amounts paid for income taxes during the three and nine months September 30, 2013 and 2012 were nil; and for interest paid nil respectively.

14 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

(h)       Interest Expense

Interest expense for the periods ended September 30, 2013 and September 30, 2012 were nil.

(i)        Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD).  Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real).  Certain contractual obligations in these interim consolidated financial statements are stated in Brazilian Real’s.  At the period ended September 30, 2013 the Brazilian Real exchange rate to the USD was $0.4460 to 1 Real (September 30, 2012: USD $0.49290 to 1 Real).

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in USD, at the rate of exchange at the balance sheet date.  Income and expenses of these subsidiaries are translated at the average rate of exchange throughout the reporting period.  Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated.  The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.   Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at September 30, 2013 and December 31, 2012.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of comprehensive income (loss).

(j)        Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company places its cash with high credit quality financial institutions in Brazil and Canada.  The Company occasionally has cash deposits in excess of federally insured limits. The Company had funds deposited in banks beyond the insured limits as of September 30, 2013 and 2012 respectively.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

16 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

(m)      Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed.  Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations.  Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the year and (b) additional shares that would have been issued and potentially dilutive securities.  During the periods ended September 30, 2013 and 2012 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred.  Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period.  Stock options outstanding as at September 30, 2013 were 1,930,000 (September 30, 2012: 1,930,000).  Warrants outstanding as at September 30, 2013 were nil (1,600,000 lapsed during the prior quarter) (September 30, 2012: 1,600,000).

(n)       Reverse Stock Split

The Company has retroactively adjusted all share and per share information to reflect the reverse stock split, discussed in Note 5, in the consolidated financial statements and notes thereto, as well as throughout the rest of this Report for all periods presented.

17 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

2.             Summary of Significant Accounting Policies (Continued)

(o)      Interim Financial Statements

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

(p)      Recent Accounting Pronouncements

At present, there are no other such pronouncements not yet effective that the Company expects will have a material impact on these interim consolidated financial statements.

3.	Mineral Properties and Exploration Expenses

In Brazil, Aurora has six (6) properties with an approximate total of 16,590 ha within the Tapajos Gold Province.  The Exploration licence areas are located in the vicinity of the Săo Domingos Township.  The Company has conducted various degrees of exploration activities on the properties and ranked the mineralised occurrences in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on parts of the property if further exploration work is not warranted.  A summary of these properties approved by the Department of National Production Minerals (DNPM) is set out below.

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

18 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

3.           Mineral Properties and Exploration Expenses (Continued)

b)   DNPM Processes 850.782/05: 6,656.20 ha

Aurora has good title over the mineral rights object of the DNPM Process No. 850.782/05, which is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes.  On November 8, 2005 it was submitted to DNPM the Exploration Claim for gold in the Municipality of Itaituba, State of Pará.  The Exploration Permit was granted on November 28, 2006 for a 3 (three) year period.  The transfer to Aurora was approved on March 24, 2009 and on September 28, 2009 it was requested the renewal of the Exploration Permit.  This area was reduced from 6,756 ha to 5,651.98 ha due to the overlapping with Garimpeira (alluvial) Mining properties held by Mr. Celio Paranhos.  However the DNPM ?s general attorney in Brasilia agreed with Aurora’s legal thesis and nullified all applications filed by Mr. Paranhos (about to 1,900 applications).  A new Exploration Permit rectifying the previous one was granted on August 20, 2010 for a 3 (three) year period, for an area of 6,656.20 hectares.  An application has been lodged for the extension of the license and Aurora is awaiting the results of this. The renewal will be for a further 3 years and is expected to be granted in the near future.  The Annual Fees per Hectare (TAHs) for the 1st and 2nd years of the extension period have been properly paid.  The annual fee for the third year was paid in January 2013.  No payments or royalties are due regarding the DNPM Process 850.782/05 since it was acquired through a permutation agreement with Altoro Mineração Ltda.

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

e)   DNPM Process 859.587/95: 5,000 ha

The tenement 859.587/95 is held by Aurora and is valid and in force, free and clear of any judicial and extrajudicial encumbrances and taxes. It is located at the Municipality of Itaituba, State of Pará.  On November 27, 1995 it was submitted to DNPM the Exploration Claim for gold.   The Exploration Permit was granted on September 15, 2006 for a 3 (three) years period covering an area of 5000 ha, and it was valid until September 15, 2009. On July 15, 2009 it was requested the renewal of the Exploration Permit, which was granted on June 14, 2012. The renewal is valid until June 14, 2015, when a Final Report must be submitted to DNPM with the results of the Exploration Activities. In order to have a Mining Permit granted, Aurora must present the Economic Exploitation Plan and the Mining Concession Request in one year from the approval of the Final Report.

19 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

4.            Advances Payable

During March 2012, the Company entered into debt settlement agreements for $105,000 of advances received from a director of the Company and a company during fiscal 2011.  As at September 30, 2013 advances payable were $32,000 (September 30, 2012: $82,000), which is non-interest bearing and due on demand.

5.             Common Stock

There were no common stock transactions during the nine months ended September 30, 2013.

On August 15, 2013, an Information Statement was filed with the Securities and Exchange Commission and was mailed or otherwise furnished to the registered stockholders of Aurora in connection with the prior approval by the board of directors of Aurora, and receipt by the board of approval by written consent of the holders of a majority of Aurora’s outstanding shares of common stock, of a resolution to:

-
Approve a consolidation of the issued and outstanding shares of common stock of Aurora, without correspondingly decreasing the number of authorized shares of common stock, on a five “old” shares for every one “new” share basis, which will result in a decrease of Aurora’s issued and outstanding share capital from 249,144,706 shares to approximately 49,828,942 shares of common stock, not including any rounding up of fractional shares to be issued on consolidation;

-	Approve a change of the par value of the shares of common stock of Aurora from a pre-consolidated par value of $0.001 per share to an amended par value of $0.005 per share; and
-
Amend Article Four of the Articles of Aurora as follows “FOURTH. The authorized capital stock of this Corporation shall consist of 300 Million (300,000,000) shares of common stock with a par value of $0.005 per share.”

Section 228 of the Delaware General Corporation Law and the By-laws of Aurora provide that any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if stockholders holding at least a majority of the voting power sign a written consent approving the action.  On July 24, 2013, the board of directors of Aurora approved and recommended the Resolutions.  Subsequently, the holders of a majority of the voting power signed and delivered to Aurora written consents representing at least 57.4% of the voting shares of common stock approving the Resolutions, in lieu of a meeting. Since the holders of the required majority of shares of common stock have approved the Resolutions, no other votes are required or necessary and no proxies are being solicited with this Information Statement. Aurora has obtained all necessary corporate approvals in connection with the Resolutions and your consent is not required and is not being solicited in connection with the approval of the Resolutions. The Information Statement was furnished solely for the purpose of informing stockholders in the manner required under the Securities Exchange Act of 1934 of these corporate actions before they take effect.  The Resolutions will not become effective until (i) the date the Company receives confirmation from FINRA regarding the approval and effective date of the corporate action, or, (ii) such later date as approved by the board of directors, in its sole discretion. The Certificate of Amendment was filed with the Secretary of State of Delaware and became effective October 22, 2013,

On October 5, 2012, the Company, completed the sale of 27,000,000 shares of the Company’s common stock for a purchase price of $5,000,000, to Alltech Capital Limited pursuant to the terms of a subscription agreement entered into between the Company and the Alltech Capital Limited dated September 21, 2012.  As a result of the sale of 27,000,000 shares of the Company’s common stock of approximately 54%, a change in control of the Company has occurred.  As a condition to the closing of the transaction, the Company agreed to increase the size of its board of directors to five (5) members and to appoint two board members selected by the Investor.  The board of directors appointed each of Messrs. Vladimir Bernshtein and Andrey Ratsko to serve as directors of the Company.  Additionally, Mr. Bernshtein has been named as the Company’s Chief Business Development Director.

20 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

5.             Common Stock (Continued)

In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 10,000,000 units of the Company's securities at an offering price of $0.50 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers.  Each Unit consists of one (1) share of common stock at a $0.005 par value per share and one (1) Stock Purchase Warrant.  Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $1.00 for a period of two years commencing November 1, 2011through October 31, 2013.  The Units will be sold by the Chief Executive Officer and Chief Financial Officer.  A Notice of Effectiveness was issued April 25, 2012.  The offer expired January 20, 2013.  To date, no funds were obtained from this offering.

On April 16, 2012, the Company entered into subscription agreements for 263,200 shares of common stock at a purchase price of $0.30 per share for a gross aggregate price of $78,960.  Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S.  In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $48,000 on the total maximum $600,000 subscription.

During April 2012, the Company entered into a debt settlement agreement for $18,000 in accounts payable which was settled for 60,000shares of common stock at an issue price of $0.30 per share.

During March 2012, the Company entered into debt settlement agreements for advances received from a director of the Company and a company during fiscal 2011 as well as $14,454 of amounts in accounts payable and accrued expenses.  $119,454 was settled for 398,180shares of common stock at an issue price of $0.30 per share.  As at March 31, 2012 advances on stock subscriptions were $37,513 and received during that quarter.

In March 2012, the Company entered into subscription agreements for 125,044 shares of common stock at a purchase price of $0.30 per share for a gross aggregate price of $37,513.  Share certificates were not issued as at March 31, 2012 and they were treated as an Advance for Stock Subscriptions.  The share certificates were issued in April 2012.  Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S.  In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $48,000 on the total maximum $600,000 subscription that is being offered.

On December 20, 2011, the Company entered into subscription agreements for 1,600,000 shares of common stock at a purchase price of $0.20 per share for a gross aggregate price of $320,000.  Attached to each unit of common stock is one (1) series A stock purchase warrant.  Each full Series A warrant entitles the holder to purchase an additional share of the Company’s common stock at an exercise price of $0.40 per share for a period of eighteen months commencing on December 20, 2011 and expiring on June 20, 2013.  Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S.  In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $25,600.  The total amount of commission paid was $8,800.  These warrants expired on June 20, 2013.

21 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

6.             Stock Options and Warrants

In 2007, the Company's Board of Directors approved the 2007 Stock Option Plan (amended September 29, 2008) (“the Plan”) to offer an incentive to obtain services of key employees, directors and consultants of the Company.  The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time.  No Plan participant may receive stock options exercisable for more than 500,000 shares of Common Stock in any one calendar year.  Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the Company's capital stock on the date of grant).  The term of stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting.
The following is a summary of stock option activity and status at September 30, 2013:

		Weighted
	Stock	Average	Remaining
Options Outstanding and Exercisable	Options	Exercise Price	Contractual	Aggregate
By Quarter	#	$	Life (years)	Intrinsic value
As at December 31, 2011	1,810,000	0.550	4.28	36,500
Forfeited during quarter	(40,000)	1.300	-	-
Granted during quarter	320,000	0.250	-	-
As at March, 31, 2012	2,090,000	0.450	4.21	42,000
Granted during quarter	40,000	0.325	-	-
As at June, 30, 2012	2,130,000	0.485	3.97	34,125
Forfeited during quarter	(200,000)	1.300	-	-
Granted during quarter	-	-	-	-
As at September 30, 2012	1,930,000	0.400	3.74	52,500
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at December 31, 2012	1,930,000	0.400	3.51	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at March 31, 2013	1,930,000	0.400	3.28	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at June 30, 2013	1,930,000	0.400	3.06	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at September 30, 2013	1,930,000	0.400	2.83	Nil

22 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

The total fair value of options granted for the three months ended September 30, 2013 was nil (September 30, 2012: $nil) and expensed in full as options were vested in full on grant.  The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date  and expected price volatility of the underlying share, the expected dividend yield and the risk free interest rate for the term of the option.  Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives.

The total fair value of options granted for the three months ended June 30, 2013 was nil (June 30, 2012: $11,979) and expensed in full as options were vested in full on grant.  The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date (April 10, 2012) and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate (4.50% used) for the term of the option.  Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives.  Volatility rates were calculated at the grant date of each option tranche and rates of 161.04% respectively were used.

The total fair value of options granted for the period ended March 31, 2013 was nil (March 31, 2012: $43,681) and expensed in full as options were vested in full on grant.  The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date (January 13, 2012) and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate (4.50% used) for the term of the option.  Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives.  Volatility rates were calculated at the grant date of each option tranche and rates of 120.89% were used.

During the quarter ended March 31, 2012, Cameron Richardson departed the Company, an exercise notice for the 40,000 options held was not lodged and consequently the options lapsed during the quarter.

Effective January 13, 2012, the Company’s board of directors granted 320,000 stock purchase options pursuant to the Company’s 2007 Stock Option Plan. Each of the Options has an issue date, effective date and vesting date of January 13, 2012, with an exercise price of $0.25 per share. The term of these Options are five years. The Options are exercisable at any time from the grant date up to and including January 12,2017.

As of September 30, 2013, there are nil outstanding Warrants to purchase shares of common stock.  All warrants previously outstanding lapsed on June 20, 2013.

23 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

7.     Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements include:

a)    During the nine months ended September 30, 2013 consulting fees of $333,000 (September 30, 2012: $297,190) were incurred to directors and officers (or companies of the officers and directors other than Coresco which is disclosed below) of the Company.  The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.
b)    Coresco (a company that the CEO and CFO are affiliated with) also charged for geophysical consulting activities and other exploration management fees for a total of $94,500 during the nine months ended September 30, 2013 (September 30, 2012: $nil)
c)    Included in accounts payable and accrued expenses and advances payable (related parties) as at September 30, 2013 and December 31, 2012 were $92,441 and $158,220 respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.
d)    Advanced payable to a director total $32,000 as at September 30, 2013 ($32,000 as at December 31, 2012)

8.     Non-Cash Investing and Financing Activities

There were no non-cash investing and financings payments during the nine months ended September 30, 2013 (September 30, 2012: nil).

9.     Subsequent events

On October 10, 2013, Ross M. Doyle resigned as a director of Aurora, which the remaining four directors accepted and which resulted in one vacancy on the board of directors. Mr. Doyle’s resignation was not due to, and was not caused by, in whole or in part, any disagreement with Aurora, whether related to Aurora’s operations, policies, practices, or otherwise. Mr. Doyle will continue to act as the Chief Financial Officer of Aurora.  Also, on October 10, 2013, Gorden Glenn consented to and was appointed as an additional director of Aurora by the board of directors.

Effective October 22, 2013, Aurora effected a consolidation of its issued and outstanding shares of common stock on a one-for-five basis (the “Reverse Split” ), without decreasing its authorized capital, but increasing the par value from $0.001 per share to $0.005 per share. Accordingly, Aurora’s issued and outstanding shares were decreased from 249,144,706 shares of common stock to approximately 49,828,942 shares of common stock (not accounting for fractional share interests being rounded up to the next whole number). The Reverse Split was approved on July 24, 2013 by shareholders of Aurora owning approximately 57.4% of the outstanding voting shares of common stock.

Other than the aforementioned there were no other subsequent events at the date of filing.

24 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

26 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

Update on activities and plans for the next quarter of 2013

The Auger drill rig purchased for further geochemical evaluation of the Sao Domingos properties was released from customs in Belem, in Para State, Northern Brazil on Friday 7 June was shipped to Itaituba and in the process of being trucked to Sao Domingos.  The drilling will focus on previously defined targets exhibiting similar structural and geological affinities to other known gold occurrences on Sao Domingos.

The new camp area was cleared and the foundations were laid down for the housing and messing facilities. On completion the secure camp will cater for up to 40 personnel, with kitchen and bathroom facilities. The camp will also provide heavy machinery workshops, core storage, offices and an onsite assay laboratory.

POU-7 Miniplant and Minilab systems have been assembled in Novo Progresso in preparation for the issuance of the trial mining license, and are currently being trialled with bulk samples from selected areas of geochem anomalism.  Areas on and around the Toucano license area have been the focus of exploration in preparedness for the initiation of bulk sampling and testing of the elluvial and alluvial potential of the area. The equipment was mobilised to Sao Domingos during July 2013.

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

The planned activity for 2013 year is as follows:

▪
Technical team is on site at the Sao Domingo property - The geotechnical team is mobilizing to site to carry out the planned exploration activities for the 2013 exploration season. A detailed budget has been approved by the board that includes diamond drilling on the Toucano gold occurrence to follow up previously reported high grade sampling, along with geochemical sampling of the potential Fofoca resource extensions.

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
▪
NI43-101 updated and filed, currently addressing TSX comments – as part of the listing process in the migration to Canada, Aurora engaged Geosure Ltd of Australia to complete the National Instrument 43-101 which was lodged with the TSX and is awaiting comment. Aurora is now set to execute the multiple tasks of Exploration and resource expansion, bulk sampling via the trial mining license and completing the migration to the Toronto Stock exchange.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

Aurora recently concluded a first pass project wide evaluation of tailings and alluvial/elluvial potential.  Results showed that follow up test work is recommended and Aurora intends to apply for a trial mining license to carry out bulk sampling of potentially economic material.  Concurrently a technical team has been assembled and continues the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock mineralisation in preparation for subsurface test work.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

During 2012 and 2013 through October 18, 2013 the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

Results of Operations

Three and nine months ended September 30, 2013 versus three and nine months ended September 30, 2012

Revenues and Net Loss

The Company has yet to generate any revenues or establish any history of profitable operations.  The Company recorded a net loss of $(2,422,666) for the nine months ended September 30, 2013 (September 30, 2012: net loss $566,344) and $(910,133) for the three months ended September 30, 2013 (September 30, 2012: net loss $70,112) or $(0.05) (September 30, 2012: $(0.03) and $(0.02) [September 30, 2012: $(0.00)] per share respectively.

Expenses

The increase in quarter on quarter costs reflects the increased activities to actively manage and engage in exploration activities.

Exploration expenditures

Exploration expenses are charged to operations as they are incurred.  The Company recorded exploration expenses of $1,324,387 for the nine months ended September 30, 2013 (September 30, 2012: $131,724) and $567,086 for the three months ended September 30, 2013 (September 30, 2012: $7,772) the majority relating to Brazilian properties during the current and prior year.

Depreciation expense

Depreciation expenses charged to operations were $27,384 for the nine months ended September 30, 2013 and $13,919 for the three months ended September 30, 2013 (September 30, 2012 nine month and three month periods were both nil).

Capital Resources and Liquidity

September 30, 2013 versus December 31, 2012

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

The Company intends to continue finance activities by raising capital through the equity markets and special purpose placements.

At September 30, 2013 the Company had cash of $965,888 (December 31 2012: $3,963,836) and working capital of $880,252 (December 31, 2012: $3,754,403).  Total liabilities as of September 30, 2013 were $233,767 (December 31, 2012: $277,343).

On October 5, 2012, the Company, completed the sale of 27,000,000 shares of the Company’s common stock for a purchase price of $5,000,000, to Alltech Capital Limited pursuant to the terms of a subscription agreement entered into between the Company and the Alltech Capital Limited dated September 21, 2012.  As a result of the sale of 27,000,000 shares of the Company’s common stock of approximately 54%, a change in control of the Company has occurred.  As a condition to the closing of the transaction, the Company agreed to increase the size of its board of directors to five (5) members and to appoint two board members selected by the Investor.  The board of directors appointed each of Messrs. Vladimir Bernshtein and Andrey Ratsko to serve as directors of the Company.  Additionally, Mr. Bernshtein has been named as the Company’s Chief Business Development Director.

On June 5, 2013, Aurora Gold Corporation (the “ Registrant ”), pursuant to the provisions of Rule 477 promulgated under the Securities Act of 1933, as amended, filed a Pre-Effective Amendment No.1 to withdraw the Registration Statement on Form S-1, File No. 333-185908 (the “ Registration Statement ”), to deregister all of the 27,000,000 shares (the “ Shares ”) of the Registrant’s common stock, par value $0.005, originally registered pursuant the Registration Statement on behalf of the Selling Shareholder named therein. The Registration Statement has not been declared effective; accordingly, none of the Shares have been or will be offered pursuant to the Registration Statement. The Registrant confirms its understanding that the fee paid upon the filing of the Registration Statement will not be refunded.

In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 10,000,000 units of the Company's securities at an offering price of $0.50 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers.  Each Unit consists of one (1) share of common stock at a $0.005 par value per share and one (1) Stock Purchase Warrant.  Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $1.00 for a period of two years commencing November 1, 2011 through October 31, 2013.  The Units will be sold by the Chief Executive Officer and Chief Financial Officer.  A Notice of Effectiveness was issued April 25, 2012.  The offer was deregistered on January 7, 2013 and none of the shares registered were sold under the Registration Statement.

On April 16, 2012, the Company entered into subscription agreements for 263,200 shares of common stock at a purchase price of $0.30 per share for a gross aggregate price of $78,960.  Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S.  In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $48,000 on the total maximum $600,000 subscription.

During April 2012, the Company entered into a debt settlement agreement for $18,000 in accounts payable which was settled for 60,000 shares of common stock at an issue price of $0.30 per share.

During March 2012, the Company entered into debt settlement agreements for advances received from a director of the Company and a company during fiscal 2011 as well as $14,454 of amounts in accounts payable and accrued expenses.  $119,454 was settled for 398,180 shares of common stock at an issue price of $0.30 per share.

In March 2012, the Company entered into subscription agreements for 125,044 shares of common stock at a purchase price of $0.30 per share for a gross aggregate price of $37,513.  Share certificates were not issued as at March 31, 2012 and they were treated as an Advance for Stock Subscriptions.  The share certificates were issued in April 2012.  Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S.  In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $48,000 on the total maximum $600,000 subscription that is being offered.

31 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

The general business strategy is to acquire mineral projects either directly or through the acquisition of operating entities.  The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the USA and applicable to a going concern concept, which contemplates the realization of assets and the satisfaction of liabilities and commitments during the normal course of business.  As discussed in note 1 to the interim consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during September 30, 2013 operating activities used cash of $2,519,079 (September 30, 2012: $381,481).  The Company requires additional funds to meet the Company obligations and maintain the operations.  The Company may not have sufficient working capital to (i) pay administrative and general operating expenses through December 31, 2013 and (ii) to conduct preliminary exploration programs.  Without cash flow from operations, the Company may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on the properties.  While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of the properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of interest in certain properties or an actual foreclosure of interest. The Company has no agreements or understandings with any person as to such additional financing.

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

Cash Flow

Nine months ended September 30, 2013 versus nine months ended September 30, 2012:

Operating activities:

The Company used cash of $2,519,079 (September 30, 2012: $381,481).  Changes in prepaid expenses and other assets resulted in a decrease of $80,220 during the period (September 30, 2012: nil) and changes in accounts payable and accrued expenses (including related party) resulted in a decrease in cash of $43,577 (September 30, 2012: increase in cash of $224,063).

Investing Activities:

During the period the Company invested $384,893 in the purchase of equipment for exploration activities (September 30, 2012:nil).

Financing Activities:

There were no financing activities during the nine months ended September 30, 2013.

On October 5, 2012, the Company, completed the sale of 27,000,000 shares of the Company’s common stock for a purchase price of $5,000,000, to Alltech Capital Limited pursuant to the terms of a subscription agreement entered into between the Company and the Alltech Capital Limited dated September 21, 2012.  As a result of the sale of 27,000,000 shares of the Company’s common stock of approximately 54%, a change in control of the Company has occurred.  As a condition to the closing of the transaction, the Company agreed to increase the size of its board of directors to five (5) members and to appoint two board members selected by the Investor.  The board of directors appointed each of Messrs. Vladimir Bernshtein and Andrey Ratsko to serve as directors of the Company.  Additionally, Mr. Bernshtein has been named as the Company’s Chief Business Development Director.

On June 5, 2013, Aurora Gold Corporation (the “ Registrant ”), pursuant to the provisions of Rule 477 promulgated under the Securities Act of 1933, as amended, filed a Pre-Effective Amendment No.1 to withdraw the Registration Statement on Form S-1, File No. 333-185908 (the “ Registration Statement ”), to deregister all of the 27,000,000 shares (the “ Shares ”) of the Registrant’s common stock, par value $0.005, originally registered pursuant the Registration Statement on behalf of the Selling Shareholder named therein. The Registration Statement has not been declared effective; accordingly, none of the Shares have been or will be offered pursuant to the Registration Statement. The Registrant confirms its understanding that the fee paid upon the filing of the Registration Statement will not be refunded.

In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 10,000,000 units of the Company's securities at an offering price of $0.50 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers.  Each Unit consists of one (1) share of common stock at a $0.005 par value per share and one (1) Stock Purchase Warrant.  Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $1.00 for a period of two years commencing November 1, 2011 through October 31, 2013.  The Units will be sold by the Chief Executive Officer and Chief Financial Officer.  A Notice of Effectiveness was issued April 25, 2012.  The offer will expire January 20, 2013.  To date, no funds have been obtained from this offering.

32 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

On April 16, 2012, the Company entered into subscription agreements for 263,200 shares of common stock at a purchase price of $0.30 per share for a gross aggregate price of $78,960.  Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S.  In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $48,000 on the total maximum $600,000 subscription.

During April 2012, the Company entered into a debt settlement agreement for $18,000 in accounts payable which was settled for 60,000 shares of common stock at an issue price of $0.30 per share.

During March 2012, the Company entered into debt settlement agreements for advances received from a director of the Company and a company during fiscal 2011 as well as $14,454 of amounts in accounts payable and accrued expenses.  $119,454 was settled for 398,180 shares of common stock at an issue price of $0.30 per share.

In March 2012, the Company entered into subscription agreements for 125,044 shares of common stock at a purchase price of $0.30 per share for a gross aggregate price of $37,513.  Share certificates were not issued as at March 31, 2012 and they were treated as an Advance for Stock Subscriptions.  The share certificates were issued in April 2012.  Pursuant to the subscription agreements, each of the Investors has represented that they are not a U.S. person; as such term is defined in Regulation S.  In connection with the offering, the Company has agreed to pay a cash commission equal to 8% of all funds received or an aggregate of up $48,000 on the total maximum $600,000 subscription that is being offered.

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

33 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

Share Capital

At October 18, 2013, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2012: 300,000,000) common shares with par value of $0.005 each
-	49,828,942 common shares were issued and outstanding (December 31, 2012: 49,828,942).
-
1,930,000 (December 31, 2012: 1,930,000) stock options were outstanding under the incentive stock option plan.   The stock options are exercisable at prices ranging from $0.25 to $0.60 per share, with expiry dates ranging from October 10, 2016 to April 9, 2017.   If the holders were to acquire all 1,930,000 (December 31, 2012: 1,930,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $779,500 (December 31, 2012: $779,500).

-	Warrants outstanding were nil (December 31, 2012: 1,600,000).

On August 15, 2013, an Information Statement was filed with the Securities and Exchange Commission and was mailed or otherwise furnished to the registered stockholders of Aurora in connection with the prior approval by the board of directors of Aurora, and receipt by the board of approval by written consent of the holders of a majority of Aurora’s outstanding shares of common stock, of a resolution to:

-
Approve a consolidation of the issued and outstanding shares of common stock of Aurora, without correspondingly decreasing the number of authorized shares of common stock, on a five “old” shares for every one “new” share basis, which will result in a decrease of Aurora’s issued and outstanding share capital from 249,144,706 shares to approximately 49,828,942 shares of common stock, not including any rounding up of fractional shares to be issued on consolidation;

-	Approve a change of the par value of the shares of common stock of Aurora from a pre-consolidated par value of $0.001 per share to an amended par value of $0.005 per share; and
-
Amend Article Four of the Articles of Aurora as follows “FOURTH. The authorized capital stock of this Corporation shall consist of 300 Million (300,000,000) shares of common stock with a par value of $0.005 per share.”

Section 228 of the Delaware General Corporation Law and the By-laws of Aurora provide that any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if stockholders holding at least a majority of the voting power sign a written consent approving the action.  On July 24, 2013, the board of directors of Aurora approved and recommended the Resolutions.  Subsequently, the holders of a majority of the voting power signed and delivered to Aurora written consents representing at least 57.4% of the voting shares of common stock approving the Resolutions, in lieu of a meeting. Since the holders of the required majority of shares of common stock have approved the Resolutions, no other votes are required or necessary and no proxies are being solicited with this Information Statement. Aurora has obtained all necessary corporate approvals in connection with the Resolutions and your consent is not required and is not being solicited in connection with the approval of the Resolutions. The Information Statement was furnished solely for the purpose of informing stockholders in the manner required under the Securities Exchange Act of 1934 of these corporate actions before they take effect.  The Resolutions will not become effective until (i) the date the Company receives confirmation from FINRA regarding the approval and effective date of the corporate action, or, (ii) such later date as approved by the board of directors, in its sole discretion. The Certificate of Amendment will be filed with the Secretary of State of Delaware and became effective October 22, 2013.

On October 5, 2012, the Company, completed the sale of 27,000,000 shares of the Company’s common stock for a purchase price of $5,000,000, to Alltech Capital Limited pursuant to the terms of a subscription agreement entered into between the Company and the Alltech Capital Limited dated September 21, 2012.  As a result of the sale of 27,000,000 shares of the Company’s common stock of approximately 54%, a change in control of the Company has occurred.  As a condition to the closing of the transaction, the Company agreed to increase the size of its board of directors to five (5) members and to appoint two board members selected by the Investor.  The board of directors appointed each of Messrs. Vladimir Bernshtein and Andrey Ratsko to serve as directors of the Company.  Additionally, Mr. Bernshtein has been named as the Company’s Chief Business Development Director.

On June 5, 2013, Aurora Gold Corporation (the “ Registrant ”), pursuant to the provisions of Rule 477 promulgated under the Securities Act of 1933, as amended, filed a Pre-Effective Amendment No.1 to withdraw the Registration Statement on Form S-1, File No. 333-185908 (the “ Registration Statement ”), to deregister all of the 27,000,000 shares (the “ Shares ”) of the Registrant’s common stock, par value $0.005, originally registered pursuant the Registration Statement on behalf of the Selling Shareholder named therein. The Registration Statement has not been declared effective; accordingly, none of the Shares have been or will be offered pursuant to the Registration Statement. The Registrant confirms its understanding that the fee paid upon the filing of the Registration Statement will not be refunded.

34 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

In October 2011 the Company filed a Registration Statement on Form S-1 offering up to a maximum of 10,000,000 units of the Company's securities at an offering price of $0.50 per Unit in a direct public offering, without any involvement of underwriters or broker-dealers.  Each Unit consists of one (1) share of common stock at a $0.005 par value per share and one (1) Stock Purchase Warrant.  Each full Warrant entitles the holder to purchase one additional share of common stock at a price of $1.00 for a period of two years commencing November 1, 2011 through October 31, 2013.  The Units will be sold by the Chief Executive Officer and Chief Financial Officer.  A Notice of Effectiveness was issued April 25, 2012.  The offer was deregistered on January 7, 2013 and none of the shares registered were sold under the Registration Statement.

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the periods ended September 30, 2013 and 2012 and the subsequent period to October 18, 2013.

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

In 2007, the Company's Board of Directors approved the 2007 Stock Option Plan (amended September 29, 2008) (“the Plan”) to offer an incentive to obtain services of key employees, directors and consultants of the Company.  The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time.  No Plan participant may receive stock options exercisable for more than 500,000 shares of Common Stock in any one calendar year.  Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the Company's capital stock on the date of grant).  The term of stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting.  The total fair value of options granted for during the reporting period are expensed in full as options are vested in full on grant.  The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate for the term of the option.  Due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate, for the year ended December 31, 2012 and 2011 Management utilizes the simplified method.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  As at September 30, 2013 and December 31, 2012, the Company did not have proven reserves.  Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

Other than as disclosed below, during the periods ended September 30, 2013 and 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During nine month period ended September 30, 2013, consulting fees of $333,000 (September 30, 2012: $297,190) were incurred to directors and officers of the Company and its subsidiary.  The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.  Coresco also charged for geophysical consulting activities and other exploration management fees for a total of $94,500 during the nine months ended September 30, 2013 (September 30, 2012: Nil).

Included in accounts payable (related parties) and advances payable (related party) at September 30, 2013 is $92,441 (December 31, 2012: $158,220) payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

37 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

The planned activity for 2013 year is as follows:

▪
Technical team is on site at the Sao Domingo property - The geotechnical team is mobilizing to site to carry out the planned exploration activities for the 2013 exploration season. A detailed budget has been approved by the board that includes diamond drilling on the Toucano gold occurrence to follow up previously reported high grade sampling, along with geochemical sampling of the potential Fofoca resource extensions.

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
▪
NI43-101 updated and filed, currently addressing TSX comments – as part of the listing process in the migration to Canada, Aurora engaged Geosure Ltd of Australia to complete the National Instrument 43-101 which was lodged with the TSX and is awaiting comment. Aurora is now set to execute the multiple tasks of Exploration and resource expansion, bulk sampling via the trial mining license and completing the migration to the Toronto Stock exchange.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

Aurora recently concluded a first pass project wide evaluation of tailings and alluvial/elluvial potential.  Results showed that follow up test work is recommended and Aurora intends to apply for a trial mining license to carry out bulk sampling of potentially economic material.  Concurrently a technical team has been assembled and continues the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock mineralisation in preparation for subsurface test work.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2012.  In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies.  As of September 30, 2013, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.  As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2012. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of September 30, 2013, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

40 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any repurchases of securities during the quarter nor the subsequent period through to October 18, 2013.

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

42 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

Exhibit	Description	Status
10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.15	Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.17	Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB	Filed
10.18	Sa?o Domingos Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.19	Declaration of Translator for translation of Sa?o Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.22	Sa?o Joa?o Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.23	Declaration of Translator for translation of Sa?o Joa?o Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB	Filed
10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed	Filed
10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2	Filed
10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2	Filed
10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB	Filed
10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A	Filed
10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393- 04689262).	Filed

43 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

Exhibit	Description	Status
101*
Financial statements from the quarterly report on Form 10-Q of Aurora Gold Corporation for the quarter ended September 30, 2013, formatted in XBRL:  (ii) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).

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
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

Dated:  November 5, 2013

45 | AURORA GOLD CORPORATION