Form 10-K
period 2013-12-31
AURORA GOLD CORP
filed 2014-03-31
CIK 1037049

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR THE FISCAL YEAR DECEMBER 31, 2013

☒ ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number 000-24393

AURORA GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

13-3945947

(I.R.S. Employer Identification No.)

Coresco AG, Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland

(Address of principal executive offices)

+41 41 711 0281

(Issuer’s telephone number)

 -

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.005 per share

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

☐Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,176,337 as of June 30, 2013.

There were 51,188,990 shares of common stock outstanding on March 31, 2014.

Documents incorporated by reference: Refer to Exhibits

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

2 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

3 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

Background

Organisation

Aurora Gold Corporation ("the Company" or “Aurora”) was formed on October 10, 1995 under the laws of the State of Delaware and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company’s focus is on the exploration and development of its exploration properties located in the Tapajos Gold Province, State of Pará, Brazil (refer Notes). The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

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

Mining and Exploration Properties

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

4 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

During 2013 and 2014 through March 31, 2014 the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

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

5 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Significant Developments in Fiscal 2013 and Subsequent Events to March 31, 2014

Exploration Activities

The planned activity for 2014 year is as follows:

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

The exploration work program for the Fiscal 2014 will focus on the Brazilian properties. The Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca resource area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralisation. The Toucano occurrence will be the focus of channel and auger sampling and will be the focus of an elluvial and oxide small scale production scenario. This is follow up detailed sampling was in response to the high grade gold results noted from the oxide insitu material mapped during the 2012 and 2013 exploration phases.

Two grids were cut through the Fofoca west extension area and the area encompassing the Toucano gold occurrence. These areas were systematically sampled and results showed numerous and extensive zones of anomalous gold mineralisation. Assays were submitted for ICP Multi element analysis and results contoured onto plans for review. The results are being analysed for their patterns as related to classic deposit types for the region. The strong variance in the copper anomalism noted between the Toucano grid and the Fofoca grid will be reviewed in relation to the possible timing of mineralizing events at project scale and compared to similar styles within the Tapajos region. The dispersion of the elements has greatly aided the morphological understanding of the lithologies of the project area, and will assist the technical team in targeting subsurface follow up work during the 2014 season. Subsurface exploration will include trenching and follow up drilling at both the Fofoca resource area and the initial drill testing at the Toucano gold occurrence. The technical team are confident that the numerous gold occurrences on the Sao Domingo property will be related to each other and that important path finder elements and structures will lead to more drill targets. The anticipated results should delineate further areas for alluvial/elluvial mining and bulk sampling targets, as well as provide further resource ounces at Toucano to compliment the current and expected increased resources at Fofoca.

Aurora continued the project wide evaluation of tailings and alluvial/elluvial potential. Results showed that follow up test work is recommended and Aurora has an application in place for a trial mining license to carry out bulk sampling of recovery potentially economic material. Concurrently a technical team has been assembled to continue the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock mineralisation in preparation for subsurface test work.

Results of the follow up exploration during 2013 identified further primary and placer gold occurrences, which were subsequently sampled for gold and associated minerals; cartographic archival data was reviewed, and follow on exploration recommendations and budgets established.

The Company has set up a field operations centre at the Sao Domingos property and intend to continue to focus exploration activities on anomalies associated with the Sao Domingos property. During 2013 the Company explored an area of approximately 60 acres of land on the fringe of the Sao Domingo town ship and constructed an additional field base to house and service the increased staff and equipment. The new field camp is located approximately 2 kilometers from the Sao Domingo technical office which is located in town centre of Sao Domingo. The Company selected the Săo Domingos property based on its proximity to the other properties, and the logistics currently in place. Access to the Săo Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

6 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The company also intends to expand the current infrastructure on Sao Domingo to include further staff accommodation, office space, workshops for heavy machinery and upgrade the current onsite laboratory for assaying. Currently the Company has a budget for exploration and alluvial/elluvial mining, and is ready to utilise the trial mining license once issued. The exploration phase during 2013, coupled with data from previous campaigns has shown the project has great potential to host significant economic alluvial/elluvial and hard rock mineralisation.

Aurora continues to work closely with Haywood Securities Inc., as the Company’s advisors and sponsoring broker, to complete its application for the Toronto Stock Exchange –Venture (TSX-V). Completion of the site visit by Geosure Geological Consultants from Australia, the Company’s independent technical qualified person, marked the final stage of the independent technical report, NI43-101, required for the new listing of Aurora.

7 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

8 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

9 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Exploration expenditures

For fiscal years ended December 31, 2013 and 2012 the Company recorded exploration expenses of $1,682,767 and $332,785 respectively.

Financing Activities:

There were no financing activities during the year December 31, 2013. The Company intends to continue finance activities by raising capital through the equity markets.

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

10 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

11 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

12 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Number of total employees and number of full time employees

The Company does not have employees. The Company does appoint contractors and consultants. As of March 31, 2014 the Company had on call between 10 to 24 contractors and consultants.

ITEM 1A – RISK FACTORS

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

13 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

14 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

During 2013 and 2014 through March 31, 2014 the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

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

15 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

16 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

17 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

High & Low Bids
Period ended	High	Low	Source
December 31, 2013	$0.175	$0.040	OTC Markets, Inc.
September 30, 2013	$0.035	$0.016	OTC Markets, Inc.
June 30, 2013	$0.038	$0.024	OTC Markets, Inc.
March 31, 2013	$0.050	$0.030	OTC Markets, Inc.
December 31, 2012	$0.064	$0.001	OTC Markets, Inc.
September 30, 2012	$0.060	$0.040	OTC Markets, Inc.
June 30, 2012	$0.060	$0.040	OTC Markets, Inc.
March 31, 2012	$0.070	$0.060	OTC Markets, Inc.

The closing price on March 25, 2014 was $0.055.

b.	Holders of Record

As of March 31, 2014, there were approximately 725 holders of record of the Common Stock. The Company has not paid any cash dividends. Please refer to “Dividend Policy”.

There are 1,930,000 (2012: 1,930,000) shares reserved for issuance pursuant to options granted under the Company’s stock option plan as at December 31, 2013.

c.	Transfer Agent

The transfer agent of common stock is Worldwide Stock Transfer, LLC, having an office at 433 Hackensack Avenue, Level L. Hackensack, NJ, USA 07601.

d.	Dividends

The Company has never paid cash dividends on the capital stock and does not anticipate paying any cash dividends in the foreseeable future, but intends to retain capital for reinvestment in the business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the financial condition, results of operations, capital requirements and other factors as the board of directors deems relevant. No securities were issued without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of Fiscal 2013.

18 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

e.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any repurchases of securities during the fourth quarter of fiscal year ended December 31, 2013 or the subsequent period through to March 31, 2014,

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

Rule 144

There were 51,188,990 shares of Common Stock issued and outstanding at March 31, 2014, of which 4,585,252 shares are deemed "restricted securities," within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

19 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the year ended December 31, 2013, operating activities used cash of $3,414,198 (December 31, 2012: $1,296,342). The Company requires additional funds to meet its obligations and maintain its operations.

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

20 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

21 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The planned activity for 2014 year is as follows:

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

The exploration work program for the Fiscal 2014 will focus on the Brazilian properties. The Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca resource area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralisation. The Toucano occurrence will be the focus of channel and auger sampling and will be the focus of an elluvial and oxide small scale production scenario. This is follow up detailed sampling was in response to the high grade gold results noted from the oxide insitu material mapped during the 2012 and 2013 exploration phases.

Two grids were cut through the Fofoca west extension area and the area encompassing the Toucano gold occurrence. These areas were systematically sampled and results showed numerous and extensive zones of anomalous gold mineralisation. Assays were submitted for ICP Multi element analysis and results contoured onto plans for review. The results are being analysed for their patterns as related to classic deposit types for the region. The strong variance in the copper anomalism noted between the Toucano grid and the Fofoca grid will be reviewed in relation to the possible timing of mineralizing events at project scale and compared to similar styles within the Tapajos region. The dispersion of the elements has greatly aided the morphological understanding of the lithologies of the project area, and will assist the technical team in targeting subsurface follow up work during the 2014 season. Subsurface exploration will include trenching and follow up drilling at both the Fofoca resource area and the initial drill testing at the Toucano gold occurrence. The technical team are confident that the numerous gold occurrences on the Sao Domingo property will be related to each other and that important path finder elements and structures will lead to more drill targets. The anticipated results should delineate further areas for alluvial/elluvial mining and bulk sampling targets, as well as provide further resource ounces at Toucano to compliment the current and expected increased resources at Fofoca.

Aurora continued the project wide evaluation of tailings and alluvial/elluvial potential. Results showed that follow up test work is recommended and Aurora has an application in place for a trial mining license to carry out bulk sampling of recovery potentially economic material. Concurrently a technical team has been assembled to continue the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock mineralisation in preparation for subsurface test work.

Results of the follow up exploration during 2013 identified further primary and placer gold occurrences, which were subsequently sampled for gold and associated minerals; cartographic archival data was reviewed, and follow on exploration recommendations and budgets established.

The Company has set up a field operations centre at the Sao Domingos property and intend to continue to focus exploration activities on anomalies associated with the Sao Domingos property. During 2013 the Company acquired approximately 60 acres of land on the fringe of the Sao Domingo town ship and constructed an additional field base to house and service the increased staff and equipment. The new field camp is located approximately 2 kilometers from the Sao Domingo technical office which is located in town centre of Sao Domingo. The Company selected the Săo Domingos property based on its proximity to the other properties, and the logistics currently in place. Access to the Săo Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

22 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The company also intends to expand the current infrastructure on Sao Domingo to include further staff accommodation, office space, workshops for heavy machinery and upgrade the current onsite laboratory for assaying. Currently the Company has a budget for exploration and alluvial/elluvial mining, and is ready to utilise the trial mining license once issued. The exploration phase during 2013, coupled with data from previous campaigns has shown the project has great potential to host significant economic alluvial/elluvial and hard rock mineralisation.

Aurora continues to work closely with Haywood Securities Inc., as the Company’s advisors and sponsoring broker, to complete its application for the Toronto Stock Exchange –Venture (TSX-V). Completion of the site visit by Geosure Geological Consultants from Australia, the Company’s independent technical qualified person, marked the final stage of the independent technical report, NI43-101, required for the new listing of Aurora.

23 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Results of Operations

Year Ended December 31, 2013 (Fiscal 2013) versus Year Ended December 31, 2012 (Fiscal 2012)

Revenues and Net Loss

The Company has yet to generate any revenues or establish any history of profitable operations. For the year ended December 31, 2013 the Company recorded a net loss of $3,405,489 (2012: net loss $1,200,374) or $(0.07) [2012: $(0.04)] per share.

Expenses

The increase in year on year quarter costs reflects the increased activities to actively manage and engage in exploration activities.

Exploration expenditures

For the year ended December 31, 2013 the Company recorded exploration expenses of $1,682,767 (2012: $332,785), the majority relating to Brazilian properties during the current and prior year.

Depreciation expense

Depreciation expenses charged to operations for the year ended December 31, 2013 were $42,176 (2012: $5,129).

Capital Resources and Liquidity

December 31, 2013 versus December 31, 2012

During 2013 the capital markets continued to be tight and many companies had restricted access to debt and equity financing. The Company's exploration properties are in the exploration stage and have not commenced commercial production. Consequently the Company has no history of earnings or cash flow from its operations. As a result, the Company is reviewing its 2014 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

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

At December 31, 2013, the Company had cash of $55,161 (2012: 3,963,836) and working capital of negative $103,387 (2012: positive working capital of $3,754,403). Total liabilities as of December 31, 2013 were $228,067 (2012: $277,343).

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

24 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

The general business strategy is to acquire mineral projects either directly or through the acquisition of operating entities. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the USA and applicable to a going concern concept, which contemplates the realization of assets and the satisfaction of liabilities and commitments during the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during December 31, 2013 operating activities used cash of $3,414,198 (December 31, 2012: $1,296,342). The Company requires additional funds to meet the Company obligations and maintain the operations. The Company may not have sufficient working capital to (i) pay administrative and general operating expenses through December 31, 2014 and (ii) to conduct preliminary exploration programs. Without cash flow from operations, the Company may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on the properties. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of the properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of interest in certain properties or an actual foreclosure of interest. The Company has no agreements or understandings with any person as to such additional financing.

25 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

Cash Flow

Year Ended December 31, 2013 (Fiscal 2013) versus Year Ended December 31, 2012 (Fiscal 2012).

Operating activities:

The Company used cash of $3,414,198 (2012: $1,296,342). Changes in prepaid expenses and other assets resulted in a decrease in cash of $1,609 (2012: decrease in cash of $67,910). Changes in accounts payable and accrued expenses (including related party) resulted in an decrease in cash of $49,276 (2012: increase in cash of $6,013).

Investing Activities:

During the period the Company invested $375,115 in the purchase of equipment for exploration activities (December 31, 2012: $103,045).

Financing Activities:

There were no financing activities during the year ended December 31, 2013.

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

26 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

27 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Share Capital

At March 31, 2014, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2012: 300,000,000) common shares with par value of $0.005 each
-	51,188,990 common shares were issued and outstanding (December 31, 2012: 49,828,942).
-	1,930,000 (December 31, 2012: 1,930,000) stock options were outstanding under the incentive stock option plan. The stock options are exercisable at prices ranging from $0.25 to $0.60 per share, with expiry dates ranging from October 10, 2016 to April 9, 2017. If the holders were to acquire all 1,930,000 (December 31, 2012: 1,930,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $779,500 (December 31, 2012: $779,500).
-	1,360,000 Warrants exercisable at $0.15 and expiring on February 13 2016 were outstanding (December 31, 2012: 1,600,000).

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

28 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2013 and 2012 and the subsequent period to March 31, 2014.

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

Application of Critical Accounting Policies

The accounting policies and methods utilized in the preparation of the consolidated financial statements determine how the Company reports the financial condition and results of operations and may require management to make estimates or rely on assumptions about matters that are inherently uncertain. The accounting policies are described in Note 2 to the December 31, 2013 consolidated financial statements. The accounting policies relating to mineral property and exploration costs, depreciation and amortization of property, plant and equipment and stock-based compensation are critical accounting policies that are subject to estimates and assumptions regarding future activities.

In 2007, the Company's Board of Directors approved the 2007 Stock Option Plan (amended September 29, 2008) (“the Plan”) to offer an incentive to obtain services of key employees, directors and consultants of the Company. The Plan provides for the reservation for awards of an aggregate of 10% of the total shares of Common Stock outstanding from time to time. No Plan participant may receive stock options exercisable for more than 500,000 shares of Common Stock in any one calendar year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant (110% of fair market value in the case of options granted to employees who hold more than 10% of the Company's capital stock on the date of grant). The term of stock options granted under the Plan is not to exceed ten years and the stock options vest immediately upon granting. The total fair value of options granted for during the reporting period are expensed in full as options are vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date and expected price volatility of the underlying share, the expected dividend yield (nil assumed) and the risk free interest rate for the term of the option. Due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate Management utilizes the simplified method.

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

29 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Depreciation is provided over the following useful lives:

-	Vehicles	5 years
-	Office equipment, furniture and fixtures	2 to 10 years
-	Mining equipment	10 years

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

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2013 and 2012, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

30 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

Other than as disclosed below, during the periods ended December 31, 2013 and 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During year ended December 31, 2013, consulting fees of $445,337 (December 31, 2012: $301,714) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. Coresco also charged for geophysical consulting activities and other exploration management fees for a total of $126,000 during the year ended December 31, 2013 (December 31, 2012: Coresco charged for S1 fund raising and geophysical consulting activities for a total of $79,171).

Included in accounts payable (related parties) and advances payable (related party) at December 31, 2013 is $42,800 (December 31, 2012: $158,220) payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

31 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

Capital and Exploration Expenditures

The Company is reviewing capital and exploration spending in light of current market conditions. As a result of our review, the Company may curtail a portion of our capital and exploration expenditures during 2014.

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

32 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The planned activity for 2014 year is as follows:

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

The exploration work program for the Fiscal 2014 will focus on the Brazilian properties. The Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca resource area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralisation. The Toucano occurrence will be the focus of channel and auger sampling and will be the focus of an elluvial and oxide small scale production scenario. This is follow up detailed sampling was in response to the high grade gold results noted from the oxide insitu material mapped during the 2012 and 2013 exploration phases.

Two grids were cut through the Fofoca west extension area and the area encompassing the Toucano gold occurrence. These areas were systematically sampled and results showed numerous and extensive zones of anomalous gold mineralisation. Assays were submitted for ICP Multi element analysis and results contoured onto plans for review. The results are being analysed for their patterns as related to classic deposit types for the region. The strong variance in the copper anomalism noted between the Toucano grid and the Fofoca grid will be reviewed in relation to the possible timing of mineralizing events at project scale and compared to similar styles within the Tapajos region. The dispersion of the elements has greatly aided the morphological understanding of the lithologies of the project area, and will assist the technical team in targeting subsurface follow up work during the 2014 season. Subsurface exploration will include trenching and follow up drilling at both the Fofoca resource area and the initial drill testing at the Toucano gold occurrence. The technical team are confident that the numerous gold occurrences on the Sao Domingo property will be related to each other and that important path finder elements and structures will lead to more drill targets. The anticipated results should delineate further areas for alluvial/elluvial mining and bulk sampling targets, as well as provide further resource ounces at Toucano to compliment the current and expected increased resources at Fofoca.

Aurora continued the project wide evaluation of tailings and alluvial/elluvial potential. Results showed that follow up test work is recommended and Aurora has an application in place for a trial mining license to carry out bulk sampling of recovery potentially economic material. Concurrently a technical team has been assembled to continue the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock mineralisation in preparation for subsurface test work.

Results of the follow up exploration during 2013 identified further primary and placer gold occurrences, which were subsequently sampled for gold and associated minerals; cartographic archival data was reviewed, and follow on exploration recommendations and budgets established.

The Company has set up a field operations centre at the Sao Domingos property and intend to continue to focus exploration activities on anomalies associated with the Sao Domingos property. During 2013 the Company acquired approximately 60 acres of land on the fringe of the Sao Domingo town ship and constructed an additional field base to house and service the increased staff and equipment. The new field camp is located approximately 2 kilometers from the Sao Domingo technical office which is located in town centre of Sao Domingo. The Company selected the Săo Domingos property based on its proximity to the other properties, and the logistics currently in place. Access to the Săo Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

33 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The company also intends to expand the current infrastructure on Sao Domingo to include further staff accommodation, office space, workshops for heavy machinery and upgrade the current onsite laboratory for assaying. Currently the Company has a budget for exploration and alluvial/elluvial mining, and is ready to utilise the trial mining license once issued. The exploration phase during 2013, coupled with data from previous campaigns has shown the project has great potential to host significant economic alluvial/elluvial and hard rock mineralisation.

Aurora continues to work closely with Haywood Securities Inc., as the Company’s advisors and sponsoring broker, to complete its application for the Toronto Stock Exchange –Venture (TSX-V). Completion of the site visit by Geosure Geological Consultants from Australia, the Company’s independent technical qualified person, marked the final stage of the independent technical report, NI43-101, required for the new listing of Aurora.

34 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

Evaluation of disclosure controls and procedures

The Company evaluated the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this report, being, December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that the internal control over disclosure controls were not effective as of December 31, 2013.

Management’s annual report on internal control over financial reporting

The Company’s Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2013.

35 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was not effective as of December 31, 2013, due to the existence of material weaknesses, as described in greater detail below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2013, certain deficiencies in internal control became evident to management that represent material weaknesses, including:

(i)	Lack of a sufficient number of independent directors for our board and audit committee. The Company currently has two independent directors on the board, which is comprised of 5 directors, and on the audit committee, which is comprised of 5 directors. As a publicly-traded company, the Company should strive to have a majority of independent board of directors.
(ii)	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2013, the Company had two people on staff at our executive office and two persons at the Brazil office that performed nearly all aspects of financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to interim or annual consolidated financial statements that would not be prevented or detected.
(iii)	Insufficient corporate governance policies. Although the Company has a code of ethics, which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.
(iv)	Accounting for Non-Standard Transactions. Occasionally the Company enters into transactions that are more complex from an accounting perspective. These transactions by their nature require greater technical accounting expertise and greater consideration of the related facts and circumstances to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.

36 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Plan for Remediation of Material Weaknesses

The Company intends to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. The Company intends to consider the results of the remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of internal control over financial reporting. The Company has implemented certain remediation measures and is in the process of designing and implementing additional remediation measures for the material weaknesses described in this Annual Report on Form 10-K. Such remediation activities include the following:

-	The Company continues to recruit one or more additional independent board members to join the board of directors.
-	In addition to the foregoing remediation efforts, the Company will continue to update the documentation of internal control processes, including formal risk assessment of financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

37 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.	Identify Directors and Executive Officers

The following table and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2014. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Name and Address	Age and Position
Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	Age 52, President, CEO and Director appointed April 27, 2007.
Agustin Gomez de Segura c.Kerria 32, 3A Alcobendas Soto de la Moraleja E-28109, Madrid, Spain	Age 59, Director appointed November 15, 2010.
Ross M Doyle 16 Erlibergstrasse 6314 Unterageri, Switzerland	Age 41, Director and CFO appointed October 11, 2011 and resigned as a Director on October 10, 2013 (continues as CFO)
Vladimir Bernshtein 11, Minskaya St. Moscow 121108, Russia	Age 37, Director and Chief Development Officer, Appointed October 5, 2012
Andrey Rastko 70A, Yudahina Str. Bishkek 720044, Kyrgyz Republic	Age 59, Director and Chief Technology Officer, Appointed October 5, 2012
Gorden Glenn 701–2045 Lake Shore Blvd, Toronto, ON M8V 2Z6, Canada	Age 49, Director, Appointed September 25, 2013

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

38 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

Ross Doyle, 41 was awarded a Bachelor of Commerce in 1991 from the University of Queensland, Australia and qualified as a Chartered Accountant in 1995. Mr Doyle has had several senior roles including 9 years commodities experience at Glencore. Mr Doyle’s extensive commodity, technology and corporate financing experience make him particularly qualified to serve as an Aurora officer.

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

Gorden Glenn has been a director of Aurora since September 25, 2013. For the past 2 years Mr Glenn has been a corporate director and is currently the Interim President and CEO of Auriga Gold Corporation. Mr. Glenn intends to devote approximately 20% of his business time to the affairs of Aurora. Mr. Glenn is a director of the following reporting reporting issuers; Entrée Gold Corporation (ETG-TSXV), Auriga Gold Corp (AIA-TSXV), Source Exploration Limited (SOP-TSXV) and Geodex Exploration (GXM-TSXV).

39 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

40 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The Board and Board Meetings

The Board of directors consists of five members [2012: five members]. Directors serve for a term of one (1) year and stand for election at the annual meeting of stockholders. Pursuant to the Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors through less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

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

During the year ended December 31, 2013, the Board held a total of two (2) meetings. All members of the Board attended all meetings of the Board where a present entitlement existed.

Directors’ and Officers’ Liability Insurance

The Company does not currently maintain directors’ and officers’ liability insurance coverage. The Company is currently reviewing insurance policies and anticipates obtaining coverage for board of directors and officers.

Board Committees and Corporate Governance

Audit Committee

The Board formed an independent standing Audit Committee on October 9, 2012. Whilst a Charter is yet to be established, the Audit Committee monitors financial reporting processes and internal control systems and appoint the independent registered public auditing firm. The members of the committee are Gorden Glenn, Andrey Rastko and Agustin Gomez de Segura.

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

41 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Legal Proceedings

During the past ten years none of the directors, executive officers, promoters or control persons has been:

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

42 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Director Independence

The securities are not listed on a U.S. securities exchange and, therefore, the Company is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that Mr. Agustin Gomez de Segura and Gorden Glenn are independent from management and qualify as an “independent director” under the standards of independence under the applicable FINRA listing standards. Upon listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

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

During 2013 Agustin Gomez de Segura was paid a $36,000 director’s fee (2012: $27,000). Directors are entitled to participate in, and have been issued options under, the 2007 Stock Plan (as amended 29 September 2008). The Company also reimburses directors for any actual expenses incurred to attend meetings of the Board or travel upon request of the Company.

The following table reports all compensation the Company paid to non-employee directors, in their capacity as members of the Board, during the fiscal years 2013 and 2012 inclusive:

43 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

For Year Ended December 31	2013	2012
Agustin Gomez de Segura	36,000	27,000
Valadimir Bernshtein	82,000	18,000
Andrey Rastko	82,000	18,000
Gorden Glenn	7,337	-

Standard Arrangements

During fiscal 2013 the Company accrued $10,800 for Chairman’s fees (Fiscal 2012: $10,800). The Company reimburses directors for reasonable expenses incurred for attending meetings of the Board of Directors.

ITEM 11 – EXECUTIVE COMPENSATION

The responsibility for establishing, administering and interpreting the policies governing the compensation and benefits for the executive officers lies with the Board of Directors. In this regard the Board has not retained the services of any compensation consultants.

The goals of the executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop the business within the framework of size and resource availability. During fiscal year 2013, the Company designed executive compensation program to achieve the following objectives:

-	attract and retain executives experienced in the resource exploration industry;
-	motivate and reward executives whose experience and skills are necessary to the Company’s ultimate success;
-	reward performance as warranted; and align the interests of the executive officers and stockholders by motivating executive officers to increase stockholder value.

44 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2013, and 2012:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Lars M Pearl[1] (President, CEO, Director)	2012 2013	126,004 132,000	- -	- -	21,840 -	- -	- -	- -	147,844 132,000
Ross Doyle[2] (Director, CFO)[3]	2012 2013	112,710 106,000	- -	- -	- -	- -	- -	- -	112,710 106,000
Valadimir Bernshtein (Director, Chief Development Officer)[4]	2012 2013	18,000 82,000	- -	- -	- -	- -	- -	- -	18,000 82,000
Andrey Rastko (Director, Chief Technology Officer)[5]	2012 2013	18,000 82,000	- -	- -	- -	- -	- -	- -	18,000 82,000

No officers or directors are subject to an employment agreement with the Company, except for Lars Pearl who is entitled to a 6 month termination payment of CHF12,000 per month. The entire Board of Directors sets the current year compensation levels of each of the above named Executive Officers.

1 In Q4 2011 Lars Pearl debt settled for equity in the Company.

2 Effective October 11, 2011, Mr Doyle’s consulting company entered into a services agreement pursuant to which Mr Doyle’s company will be serving at the Company’s Chief Financial Officer. Global Strategic Synergies AG will be paid a monthly service fee of 10,000 Swiss Francs. The services agreement may be terminated by either party upon advanced written notice to the other party of 20 business days.

3 On October 10, 2013 Ross Doyle resigned as a Director

4 Valadimir Bernshtein was appointed October 5, 2012.

5 Andrey Rastko was appointed October 5, 2012.

45 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

The Company awarded stock purchase options to the directors and officers of the Company and others during the fiscal years as set out below.

	Stock Options #	Exercise Price Ranges $
Outstanding and exercisable at December 31, 2011	1,810,000	0.25-1.30

Forfeited during the fiscal year 2012	240,000	1.30
Granted during the fiscal year 2012	360,000	0.325- 0.25
Outstanding and exercisable at December 31, 2012	1,930,000	—

Forfeited during the fiscal year 2013	—	—
Granted during the fiscal year 2013	—	—
Outstanding and exercisable at December 31, 2013	1,930,000	0.25-0.60

The following is a summary of stock options granted and the status of stock options outstanding and exercisable at December 31, 2013 (there are no Stock Awards):

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price per Share ($)	Option Expiration Date
Lars Pearl	200,000	—	—	$0.60	October 10, 2016
Agustin Gomez de Segura	200,000	—	—	$0.60	October 10, 2016
Ross Doyle	200,000	—	—	$0.60	October 10, 2016
Joseph Sierchio	40,000	—	—	$0.60	October 10, 2016
Coresco AG	200,000	—	—	$0.60	October 10, 2016
Lars Pearl	250,000	—	—	$0.25	November 23, 2016
Agustin Gomez de Segura	220,000	—	—	$0.25	November 23, 2016
Ross Doyle	220,000	—	—	$0.25	November 23, 2016
Luis Mauricio	40,000	—	—	$0.25	November 23, 2016
Lars Pearl	160,000	—	—	$0.25	January 17, 2017
Agustin Gomez de Segura	160,000	—	—	$0.25	January 17, 2017
Global Strategic Synergies Pty Ltd	40,000	—	—	$0.32	April 9, 2017
Total	1,930,000

46 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2013 the Company had 1,930,000 (2012: 1,930,000) stock purchase options outstanding. At no time during the last completed fiscal year did the Company, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

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

The Company has no plans or arrangements in respect of remuneration received or that may be received by executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer, except for Lars Pearl who is entitled to a 6 month termination payment of CHF12,000 per month.

Compensation of Directors

The Company reimburses directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of board of directors. The board of directors may award special remuneration to any director undertaking any special services other than services ordinarily required of a director. Only the Chairman and no other director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments, or incurred in connection with attending board meetings in Fiscal 2010. During Fiscal 2013, $36,000 was paid for services rendered to the Chairman (Fiscal 2012: $27,000 and $40,000 was paid for services rendered to the Chairman).

Employment Contracts

During the year ended December 31, 2013, consulting fees of $445,337 (2012: $301,714) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

The Company has no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer (except for Lars Pearl who is entitled to a 6 month termination payment of CHF12,000 per month).

47 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 31, 2014, by (i) each person who is known by the Company to beneficially own more than five percent (5%) of outstanding common stock; (ii) each of the directors and officers; and (iii) all directors and officers as a group. As at March 31, 2014, 51,188,990 shares of common stock were issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (%)

Alltech Capital Limited 59/63 Line Wall Road, PO Box 199 Gibraltar	29,720,000	54.55%

Officers and Directors
Agustin Gomez de Segura c.Kerria 32, 3A Alcobendas Soto de la Moraleja, E-28109, Madrid, Spain	1,245,780	2.29%

Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	1,980,982	3.64%

Ross Doyle 16 Erlibergstrasse 6314 Unteraegeri Switzerland	1,358,490	2.49%
Directors and Officers as a group (3 persons)	34,305,252	61.02%

The above is calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 54,478,990 shares of common stock issued and outstanding on a fully diluted basis as of March 31, 2014. Under Rule 13d-3(d) shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

48 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

Name	Number	Granted	Exercise Price	Expiry Date
Lars M Pearl	200,000	October 11, 2011	$0.60	October 10, 2016
Lars M Pearl	250,000	November 24, 2011	$0.25	November 23, 2016
Lars M Pearl	160,000	January 13, 2012	$0.25	January 17, 2017
Agustin Gomez de Segura	200,000	October 11, 2011	$0.60	October 10, 2016
Agustin Gomez de Segura	220,000	November 24, 2011	$0.25	November 23, 2016
Agustin Gomez de Segura	160,000	January 13, 2012	$0.25	January 17, 2017
Ross Doyle	200,000	October 11, 2011	$0.60	October 10, 2016
Ross Doyle	220,000	November 24, 2011	$0.25	November 23, 2016

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

There were other no arrangements during the last completed fiscal year or subsequent period to March 31, 2014, which resulted in a change in control.

49 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

Transactions with Related Persons

Other than as disclosed below, during the fiscal years ended December 31, 2013 and 2012, none of the current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During the year ended December 31, 2013, consulting fees of $445,337 (2012: $301,714) were paid to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. Coresco also charged for S1 fund raising and geophysical consulting activities for a total of $79,171 during the 2012 year.

50 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of annual consolidated financial statements and review of consolidated financial statements included in Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2013 fiscal year are $36,000 (2012: $36,000).

Audit-Related Fees

The aggregate fees billed for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of consolidated financial statements and are not reported under audit fees for fiscal 2013 were $0 (2012: $0).

Tax Fees

The aggregate fees billed for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2012 were $3,000 (2012: $3,000).

All Other Fees

The aggregate fees billed for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2013 were nil (2012: $0). The Audit Committee feels that the services rendered by Peterson Sullivan LLP were compatible with maintaining the principal accountant's independence.

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

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to the Companies previous filings with the SEC which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-24393 98720970.

51 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Exhibit	Description	Status
3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB	Filed
3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB	Filed
4.1	Form of Subscription Agreement incorporated by reference to the Post-Effective amendments for registration statement on Form S-1	Filed
4.2	Form of Series A Warrant incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed	Filed
4.3	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to the registration statement on Form S-1 filed	Filed
4.4	Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. incorporated by reference to the registration statement on Form S-1	Filed
10.1	Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.1	Services Agreement (the “LP Services Agreement”) with Lars Pearl, the Company’s Chief Executive Officer, pursuant to which Mr Pearl will serve as the Company’s Chief Executive Officer.	Filed
10.1	Services Agreement (the “AS Services Agreement”) with Agustin Gomez de Segura, the Company’s Chairman and sole independent director, pursuant to which Mr Segura will serve as the Company’s Chairman and independent director.	Filed
10.2	Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.3	Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.5	Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.7	Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English Corporation incorporated by reference to the Form 10-KSB	Filed
10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed	Filed
10.9	Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.10	Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed	Filed

52 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Exhibit	Description	Status
10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.15	Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.17	Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB	Filed
10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.19	Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.23	Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB	Filed
10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed	Filed
10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2	Filed
10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2	Filed
10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB	Filed
10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A	Filed
10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

53 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Exhibit	Description	Status
99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393- 04689262).	Filed
101*

Financial statements from the quarterly reports on Form 10-Q of Aurora Gold Corporation for the quarter ended May 31, 2013, 2012 and beyond are formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations; (iii) the Statements of Cash Flows, and (iv) the Statements of Stockholders’ Equity (Deficit).

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

* Filed Herewith

54 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

EXHIBIT A

FINANCIAL STATEMENTS

55 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aurora Gold Corporation

We have audited the accompanying consolidated balance sheets of Aurora Gold Corporation (an exploration stage company) and Subsidiary (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficiency), and cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those statements require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Gold Corporation (an exploration stage company) and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, and for the period from October 10, 1995 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since inception, has not been able to generate any operating revenues to date, and used cash during 2013 operations of $3,414,198. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 31, 2014

56 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

CONSOLIDATED BALANCE SHEETS

AURORA GOLD CORPORATION	31 December	31 December
Consolidated Balance Sheets	2013	2012
(An exploration stage enterprise)
(Expressed in U.S. Dollars)	$	$
ASSETS
Current assets
Cash	55,161	3,963,836
Prepayments	69,519	67,910
Total current assets	124,680	4,031,746

Non current assets
Vehicles and other equipment, net	377,532	97,916
Land Possession Rights	53,323	-
Total non current assets	430,855	97,916
Total assets	555,535	4,129,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	185,267	119,123
Accounts payable and accrued expenses - related party	10,800	126,220
Advances payable - related party	32,000	32,000
Total current liabilities	228,067	277,343

Stockholders’ Equity (Deficiency)
Common stock with par value of $0.005 each Authorized: 300,000,000 (Dec 31, 2012: 300,000,000) Issued and outstanding: 49,828,942 (Dec 31, 2012: 49,828,942)	249,146	249,146
Additional paid-in capital	27,211,349	27,211,349
Accumulated other comprehensive income (loss)	(126,564)	(7,202)
Accumulated deficit during the exploration stage	(27,006,463)	(23,600,974)
Total stockholders’ equity (deficiency)	327,468	3,852,319
Total liabilities and stockholders’ equity (deficiency)	555,535	4,129,662

The accompanying notes are an integral part of these consolidated financial statements.

57 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

AURORA GOLD CORPORATION	Cumulative
	October 10, 1995	For the	For the
(An exploration stage enterprise)	(inception)	Year Ended	Year Ended
Consolidated Statements of Comprehensive Income (Loss)	to 31 December	31 December	31 December
(Expressed in U.S. Dollars)	2013	2013	2012
	$	$	$
Operating expenses
Independent directors fees		43,338	-
Professional fees - audit, legal, company secretary		618,294	125,838
Investor relations, listing and filing fees		200,563	-
Travel and accommodation		178,852	-
Salaries, management and consulting fees		556,017	447,088
Telecommunication costs		4,548	-
Other general and administrative		88,322	380,439
Total general and administration	10,259,421	1,689,934	953,365
Depreciation and amortization	192,431	42,176	5,129
Interest and bank charges	405,035	8,253	2,525
Imputed interest on loan payable - related party	1,560	-	-
Foreign exchange loss (gain)	(25,386)	(11,630)	1,563
Exploration expenses	11,746,892	1,682,767	332,785
Property search and negotiation	479,695	-	-
Write-off of equipment	240,338	-	-
	23,299,986	3,411,500	1,295,367
Other income (expense)
Gain (loss) on disposition of subsidiary	(2,541,037)	-	-
Interest income	28,497	6,011	133
Gain on sale of rights to Matupa agreement, net	80,237	-	-
Loss on investments	(37,971)	-	94,860
Loss on spun-off operations	(316,598)	-	-
Loss on extinguishment of liabilities	(919,605)	-	-
	(3,706,477)	6,011	94,993
Net Loss	(27,006,463)	(3,405,489)	(1,200,374)
Other comprehensive income (loss)		-	-
Foreign currency translation adjustments		(119,362)	63,323
Comprehensive income (loss)		(3,524,851)	(1,137,051)
Net Loss Per Share – Basic and Diluted		(0.07)	(0.04)
Weighted Average Shares Outstanding – Basic and Diluted		49,828,942	29,052,382

The accompanying notes are an integral part of these consolidated financial statements.

58 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS

AURORA GOLD CORPORATION	Cumulative
	October 10, 1995	For the	For the
(An exploration stage enterprise)	(inception)	Year Ended	Year Ended
Consolidated Statements of Cash Flows	to 31 December	31 December	31 December
(Expressed in U.S. Dollars)	2013	2013	2012
	$	$	$
Cash Flows From Operating Activities
Net loss for the period	(27,006,463)	(3,405,489)	(1,200,374)
Adjustments to reconcile net loss to cash used in operating activities		-
Depreciation and amortization	192,428	42,176	5,129
Stock compensation expense on stock option grants	1,624,012	-	55,660
Expenses satisfied with issuance of common stock	1,202,054	-	-
Expenses satisfied with transfer of marketable securities	33,903	-	-
Imputed interest on loan payable - related parties	1,560	-	-
Write-off of equipment	240,338	-	-
Adjustment for spin-off of Aurora Metals (BVI) Limited	316,498	-	-
Loss on disposal of subsidiary	2,757,511	-	-
Realized loss on investments	37,971	-	-
Gain on sale of rights to Matupa agreement (net)	(80,237)	-	-
(Gain) loss on extinguishment of liabilities	919,605	-	(94,860)
Foreign exchange (gain) loss related to notes payable	(24,534)	-	-
Change in operating assets and liabilities
Decrease (increase) in receivables and other assets	(206,978)	-	-
(Increase) decrease in prepaid expenses and other assets	(89,977)	(1,609)	(67,910)
Increase (decrease) in accounts payable and accrued expenses
(including related party)	1,063,787	(49,276)	6,013
Net Cash Used in Operating Activities	(19,018,522)	(3,414,198)	(1,296,342)
Cash Flows From Investing Activities
Purchase of equipment and land possession rights	(683,505)	(375,115)	(103,045)
Proceeds on disposal of equipment	16,761	-	-
Payment for mineral property Reclamation Bonds	(245,221)	-	-
Proceeds from disposition of marketable securities	32,850	-	-
Acquisition of mineral property costs and related equipment	(672,981)	-	-
Payment for incorporation cost	(11,511)	-	-
Net CashProvided by (used in) Investing Activities	(1,563,607)	(375,115)	(103,045)
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	19,140,912	-	5,096,473
Loan proceeds from related party	289,000	-	-
Net proceeds from (payments on) convertible notes and loans	969,252	-	-
Net proceeds from (payments on) advances payable	45,000	-	-
Net proceeds from (payments on) advances payable -related parties	92,000	-	-
Net Cash Provided by Financing Activities	20,536,164	-	5,096,473
Effect of exchange rate changes on Cash and Cash Equivalents	101,126	(119,362)	29,324
(Decrease) Increase in Cash	55,161	(3,908,675)	3,726,410
Cash at Beginning of Period		3,963,836	237,426
Cash at End of Period	55,161	55,161	3,963,836

The accompanying notes are an integral part of these consolidated financial statements.

59 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balance, October 10, 1995	-	-	-	-	-	-	-
Issuance of common stock for - settlement of indebtedness	2,292,231	11,461	-	-	-	-	11,461
Net (loss) for the period	-		-	-	-	-	-
Balance December 31, 1995	2,292,231	11,461	-	-	-	-	11,461
Adjustment for reverse stock split	(1,528,153)	(7,641)	-	-	-	-	(7,641)
Issuance of common stock for - cash at $0.005 per share	1,160,000	5,800	341,761	-	-	-	347,561
- resource property	60,000	300	2,700	-	-	-	3,000
Net (loss) for the period	-				(361,208)	-	(361,208)
Balance December 31, 1996	1,984,077	9,920	344,461		(361,208)	-	(6,827)
Issuance of common stock for - cash in March 1997 (less issue costs of $4,842)	150,000	750	744,408	-	-	-	745,158
Net (loss) for the period	-			-	(615,880)	-	(615,880)
Balance December 31, 1997	2,134,077	10,670	1,088,869	-	(977,088)	-	122,451
Issuance of common stock for:
- settlement of indebtedness	19,221	96	68,601	-	-	-	68,697
- cash in May 1998	40,000	200	249,800	-	-	-	250,000
- cash in November 1998	14,333	72	53,678	-	-	-	53,750
- cash in December 1998	28,667	143	107,357	-	-	-	107,500
Grant of options to employees and directors	-		518,900	-	-	-	518,900
Grant of options to consultants	-		172,100	-	-	-	172,100
Net (loss) for the period	-			-	(1,151,604)	-	(1,151,604)
Balance December 31, 1998	2,236,298	11,181	2,259,304	-	(2,128,692)	-	141,794
Issuance of common stock for:
- settlement of indebtedness	46,257	231	160,151	-	-	-	160,382
- cash in March 1999	4,574	23	14,977	-	-	-	15,000
- finder's fee in February 1999	5,000	25	20,287	-	-	-	20,312
Grant of options to consultants	-		29,500	-	-	-	29,500
Cash advanced on stock subscriptions	-			425,000	-		425,000
Net (loss) for the period	-			-	(855,391)	-	(855,391)
Balance December 31, 1999	2,292,130	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)

The accompanying notes are an integral part of these consolidated financial statements.

60 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance December 31, 1999	2,292,130	11,461	2,484,219	425,000	(2,984,083)	-	(63,403)
Issuance of common stock for:
- settlement of indebtedness	39,800	199	99,301	-	-	-	99,500
- cash in March 2000	70,000	350	174,650	(175,000)	-	-	-
- cash in March 2000	110,000	550	249,450	(250,000)	-	-	-
Cancellation of shares in April 2000	(18,141)	(91)	(56,600)	-	-	-	(56,691)
Exercise of options in June 2000	81,000	405	3,645	-	-	-	4,050
Spin-off of Aurora Metals (BVI) Limited	-		316,498	-	-	-	316,498
Net (loss) for the period	-			-	(677,705)	-	(677,705)
Balance December 31, 2000	2,574,789	12,874	3,271,163	-	(3,661,788)	-	(377,751)
Components of comprehensive income (loss):
- Net income for the period	-			-	128,545	-	128,545
- Unrealized holding losses on available-for-sale securities	-			-	-	(141,928)	(141,928)
Balance December 31, 2001	2,574,789	12,874	3,271,163	-	(3,533,243)	(141,928)	(391,134)
Issuance of common stock for:
- settlement of indebtedness	741,608	3,708	351,492	-	-	-	355,200
Components of comprehensive income (loss):	-			-	-	-	-
- Net loss for the period	-			-	(137,329)	-	(137,329)
- Unrealized holding gain on available-for-sale securities	-			-	-	141,928	141,928
Balance, December 31, 2002	3,316,396	16,582	3,622,655	-	(3,670,572)	-	(31,335)
Issuance of common stock for:
- settlement of indebtedness	550,490	2,752	114,806	-	-	-	117,558
- cash in December 2003	20,000	100	24,900	-	-	-	25,000
Components of comprehensive income (loss):	-
- Net loss for the period	-			-	(96,404)	-	(96,404)
Balance, December 31, 2003	3,886,886	19,434	3,762,361	-	(3,766,976)	-	14,819

The accompanying notes are an integral part of these consolidated financial statements.

61 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2003	3,886,886	19,434	3,762,361	-	(3,766,976)	-	14,819
Issuance of common stock for:
- cash in January 2004, less issuance costs	20,000	100	22,400	-	-	-	22,500
Imputed interest	-		1,560	-	-	-	1,560
Components of comprehensive income (loss):	-
- Net loss for the period	-			-	(223,763)	-	(223,763)
	-
Balance, December 31, 2004	3,906,886	19,534	3,786,321	-	(3,990,739)	-	(184,884)
Issuance of common stock for:
- cash in July 2005	2,600,000	13,000	637,000	-	-	-	650,000
- settlement of indebtedness	736,818	3,684	158,816	-	-	-	162,500
Components of comprehensive income (loss):	-
- Net (loss) for the period	-			-	(457,271)	-	(457,271)
- Unrealized holding losses on available-for-sale securities	-			-	-	(4,614)	(4,614)
Balance, December 31, 2005	7,243,704	36,218	4,582,137	-	(4,448,010)	(4,614)	165,731
Issuance of common stock for - cash in February 2006 (less
issurance costs of $110,000)	1,600,000	8,000	3,882,000	-	-	-	3,890,000
- non cash finder's fee in December 2006	50,000	250	174,750	-	-	-	175,000
- cash in December 2006	200,000	1,000	499,000	-	-	-	500,000
Components of comprehensive income (loss):	-
- Net (loss) for the period	-			-	(5,463,855)	-	(5,463,855)
- Foreign currency translation adjustments	-			-	-	(3,692)	(3,692)
- Reclassification adjustment for losses on available-for-sale
securities included in net loss	-			-	-	4,614	4,614
Balance, December 31, 2006	9,093,704	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)

The accompanying notes are an integral part of these consolidated financial statements.

62 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2006	9,093,704	45,468	9,137,887	-	(9,911,865)	(3,692)	(732,202)
Issuance of common stock for:
- cash in March 2007	100,000	500	249,500	-	-	-	250,000
- cash in July 2007	1,000,000	5,000	1,245,000	-	-	-	1,250,000
- settlement of indebtedness in August 2007	50,000	250	49,750	-	-	-	50,000
- cash in September 2007	800,000	4,000	796,000	-	-	-	800,000
Stock option compensation expense	-		454,295	-	-	-	454,295
Components of comprehensive income (loss):	-
- Net (loss) for the period	-			-	(3,259,732)	-	(3,259,732)
- Foreign currency translation adjustments	-			-	-	(65,255)	(65,255)
Balance, December 31, 2007	11,043,704	55,218	11,932,432	-	(13,171,597)	(68,947)	(1,252,894)
Issuance of common stock for - non cash finder's fee in July 2008	50,000	250	24,750	-	-	-	25,000
- settlement of indebtedness in December 2008	520,667	2,603	153,597	-	-	-	156,200
Components of comprehensive income (loss):	-
- Net (loss) for the period	-			-	(520,105)	-	(520,105)
- Foreign currency translation adjustments	-			-	-	36,259	36,259
Balance, December 31, 2008	11,614,371	58,071	12,110,779	-	(13,691,702)	(32,688)	(1,555,540)
Issuance of common stock for - settlement of indebtedness in September 2009	1,000,000	5,000	1,748,616	-	-	-	1,753,616
- cash in September 2009 less finder's fee	600,000	3,000	255,000	-	-	-	258,000
- non cash finder's fee September 2009	84,000	420	41,580	-	-	-	42,000
- settlement of indebtedness in November 2009	20,000	100	17,899	-	-	-	17,999
- settlement of indebtedness in November 2009	30,000	150	35,611	-	-	-	35,761
- cash in December 2009	333,333	1,667	498,333	-	-	-	500,000
Components of comprehensive income (loss):	-
- Net (loss) for the period	-			-	(1,779,477)	-	(1,779,477)
- Foreign currency translation adjustments	-			-	-	(60,171)	(60,171)
Balance, December 31, 2009	13,681,704	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)

The accompanying notes are an integral part of these consolidated financial statements.

63 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2009	13,681,704	68,408	14,707,818	-	(15,471,179)	(92,859)	(787,812)
Issuance of common stock for cash in April 2010 less finder's fee (paid with 225,222 shares included herein):	2,821,889	14,110	3,880,890	-	-	-	3,895,000
- non cash property acquisition in June 2010	1,000,000	5,000	1,995,000	-	-	-	2,000,000
- settlement of indebtedness in September 2010	32,100	161	47,989	-	-	-	48,150
- settlement of indebtedness in September 2010	65,080	325	97,295	-	-	-	97,620
- payment of expenses in September 2010	40,000	200	59,800	-	-	-	60,000
- non cash finder's fee in September 2010 related to the June 2010 property acquisition	100,000	500	149,500	-	-	-	150,000
Components of comprehensive income (loss)	-
- Net (loss) for the period	-			-	(2,302,083)	-	(2,302,083)
- Foreign currency translation adjustments	-			-	-	(198)	(198)
Balance, December 31, 2010	17,740,774	88,704	20,938,292	-	(17,773,262)	(93,057)	3,160,677
Issuance of common stock for non cash finder's fee in May 2011	90,000	450	49	-	-	-	499
Issuance of common stock for cash in September 2011	334,200	1,671	165,429	-	-	-	167,100
Issuance of common stock for settlement of indebtedness in September 2011	30,000	150	23,850	-	-	-	24,000
Issuance of common stock for settlement of indebtedness in December 2011	2,187,544	10,938	207,817				218,755
Issuance of common stock for cash in December 2011	1,600,000	8,000	312,000				320,000
Issuance of common stock for cash in December 2011 - oversubscribed	-			20,000			20,000
Stock option compensation expense	-		393,557				393,557
Components of comprehensive income (loss)	-
- Net (loss) for the period	-			-	(4,627,338)	-	(4,627,338)
- Foreign currency translation adjustments	-			-	-	22,532	22,532
Balance, December 31, 2011	21,982,518	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)

The accompanying notes are an integral part of these consolidated financial statements.

64 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
			Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		paid-in	Stock	Exploration	Income	Equity
October 10, 1995 (inception) to Balance Sheet Date	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$

Balance, December 31, 2011	21,982,518	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012	398,180	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 - shares not issued until April 2012	-			17,513			17,513
Issuance of common stock for cash in April 2012	263,200	1,316	77,644				78,960
Issuance of common stock for settlement of indebtedness in April 2012	60,000	300	17,700				18,000
Issuance of common stock in April 2012 for Advances for Stock Subscriptions	125,044	625	36,888	(37,513)			-
Stock option compensation expense	-		55,660				55,660
Issuance of common stock for cash on October 5, 2012	27,000,000	135,000	4,865,000				5,000,000
Net (loss) for the period	-				(1,200,374)		(1,200,374)
Foreign currency translation adjustments	-					63,323	63,323
Balance, December 31, 2012	49,828,942	249,146	27,211,349	-	(23,600,974)	(7,202)	3,852,319
Net (loss) for the period	-				(3,405,489)		(3,405,489)
Foreign currency translation adjustments	-					(119,362)	(119,362)
Balance, December 31, 2013	49,828,942	249,146	27,211,349	-	(27,006,463)	(126,564)	327,468

The accompanying notes are an integral part of these consolidated financial statements.

65 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the year ended December 31, 2013, operating activities used cash of $3,414,198 (December 31, 2012: $1,296,342). The Company requires additional funds to meet its obligations and maintain its operations.

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

66 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased. The Company has cash and cash equivalents of $55,161 as at December 31, 2013 ($3,963,836 as at December 31, 2012). Amounts paid for income taxes during the years ended December 31, 2013 and 2012 were nil; and for interest paid nil respectively.

67 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (Continued)

(d)	Vehicles, Equipment and Land Possession Rights

Vehicles and equipment are carried at cost (including development and preproduction costs, capitalized interest, other financing costs and all direct administrative support costs incurred during the construction period, net of cost recoveries and incidental revenues), less accumulated depletion and depreciation including write-downs. Following the construction period, interest, other financing costs and administrative costs are expensed as incurred. Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method. Depreciation is provided over the following useful lives:

-	Vehicles	5 years
-	Office equipment, furniture and fixtures	2 to 10 years
-	Mining equipment	10 years

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

Land possession rights consist of amounts paid for possession rights to land in Brazil.  Such costs are capitalized as the payments provide us with certain ownership rights for a period of time.

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

68 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

Interest expense for the periods ended December 31, 2013 and 2012 were nil.

(i)	Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD). Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these consolidated financial statements are stated in Brazilian Real’s. At the years ended December 31, 2013 and 2012 the Brazilian Real exchange rate to the USD was $0.42320 to 1 Real (December 31, 2012: USD $0.48800 to 1 Real).

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in USD, at the rate of exchange at the balance sheet date. Income and expenses of these subsidiaries are translated at the average rate of exchange throughout the reporting period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at December 31, 2013 and 2012.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of comprehensive income (loss).

(j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company places its cash with high credit quality financial institutions in Brazil and Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of December 31, 2013 and 2012 respectively. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

69 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

The Company has adopted ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In July 2006, the FASB issued an interpretation, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with GAAP. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Estimated interest and penalties related to recording uncertain tax positions when recorded are included as a component of income tax expense on the consolidated statement of operations. The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The Company’s tax returns are open to audit for the years ending December 31, 2010 to 2013.

(m)	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the year and (b) additional shares that would have been issued and potentially dilutive securities. During the years ended December 31, 2013 and 2012 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred. Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period. Stock options outstanding as at December 31, 2013 were 1,930,000 (December 31, 2012: 1,930,000). Warrants outstanding as at December 31, 2013 were nil (1,600,000 lapsed during the prior quarter) (December 31, 2012: 1,600,000).

(n)	Reverse Stock Split

The Company has retroactively adjusted all share and per share information to reflect the reverse stock split, discussed in Note 5, in the consolidated financial statements and notes thereto, as well as throughout the rest of this Report for all periods presented.

70 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

2.        Summary of Significant Accounting Policies (Continued)

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

71 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

72 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

4.	Advances Payable

During March 2012, the Company entered into debt settlement agreements for $105,000 of advances received from a director of the Company and a company during fiscal 2011. As at December 31, 2013 advances payable were $32,000 (December 31, 2012: $32,000), which is non-interest bearing and due on demand.

5.	Common Stock

There were no common stock transactions during the year ended December 31, 2013.

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

73 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

74 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

The following is a summary of stock option activity and status at December 31, 2013:

Options Outstanding and Exercisable By Quarter	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years)	Aggregate Intrinsic value
As at December 31, 2011	1,810,000	0.550	4.28	36,500
Forfeited during quarter	(40,000)	1.300	—	—
Granted during quarter	320,000	0.250	—	—
As at March, 31, 2012	2,090,000	0.450	4.21	42,000
Granted during quarter	40,000	0.325	—	—
As at June, 30, 2012	2,130,000	0.485	3.97	34,125
Forfeited during quarter	(200,000)	1.300	—	—
Granted during quarter	—	—	—	—
As at September 30, 2012	1,930,000	0.400	3.74	52,500
Forfeited during quarter	—	—	—	—
Granted during quarter	—	—	—	—
As at December 31, 2012	1,930,000	0.400	3.51	Nil
Forfeited during quarter	—	—	—	—
Granted during quarter	—	—	—	—
As at March 31, 2013	1,930,000	0.400	3.28	Nil
Forfeited during quarter	—	—	—	—
Granted during quarter	—	—	—	—
As at June 30, 2013	1,930,000	0.400	3.06	Nil
Forfeited during quarter	—	—	—	—
Granted during quarter	—	—	—	—
As at September 30, 2013	1,930,000	0.400	2.83	Nil
Forfeited during quarter	—	—	—	—
Granted during quarter	—	—	—	—
As at December 31, 2013	1,930,000	0.400	2.60	Nil

75 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

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

The total fair value of options granted for the three months ended December 31, 2013 was nil (December 31, 2012: $nil) and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date and expected price volatility of the underlying share, the expected dividend yield and the risk free interest rate for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives.

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

As of December 31, 2013, there are nil outstanding Warrants to purchase shares of common stock. All warrants previously outstanding lapsed on June 20, 2013.

76 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a)	During the fiscal year ended December 31, 2013 consulting fees of $445,337 (December 31, 2012: $301,714) were incurred to directors and officers (or companies of the officers and directors other than Coresco which is disclosed below) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.
b)	Coresco (a company that the CEO and CFO are affiliated with) also charged for geophysical consulting activities and other exploration management fees for a total of $126,000 during the year ended December 31, 2013 (December 31, 2012: Coresco charged for S1 fund raising and geophysical consulting activities for a total of $79,171).
c)	Included in accounts payable and accrued expenses and advances payable (related parties) as at December 31, 2013 and December 31, 2012 were $42,800 and $126,220 respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

8.	Non-Cash Investing and Financing Activities

There were no non-cash investing and financings payments during the year ended December 31, 2013 (December 31, 2012: nil).

9.	Vehicles and Other Equipment

	December 31,
	2013	2012
	($)	($)
Mining Equipment	288,300	2,889
Vehicles	129,457	96,623
Office Furniture and Fixtures	4,005	3,532
Subtotal	421,762	103,044
Accumulated depreciation	(44,230)	(5,128)
Net book value	377,532	97,916

77 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

10.	Income Taxes

The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. The Company has net losses for tax purposes in the United States and Brazil totaling approximately $14,158,885 and $9,064,099 respectively, which may be applied against future taxable income. Accordingly, there is no tax expense for the years ended December 31, 2013 and 2012. The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations. The right to claim the tax losses in the United States expire according to the following table:

Fiscal Year of Expiry	Amount $
2018	331,000
2019	795,000
2020	550,000
2022	138,000
2023	90,000
2024	222,000
2025	457,000
2026	1,094,000
2027	800,000
2028	561,000
2029	479,000
2030	2,065,000
2031	3,921,183
2032	753,861
2033	1,901,841
14,158,885

Tax losses carried forward in Brazil have no expiration date and are available to offset up to 30% of annual income before tax in any year.

78 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The tax effects of temporary differences that give rise to the Company's net deferred tax assets are as follows:

	2013 $	2012 $
Tax loss carry forwards	7,895,814	6,737,948
Valuation allowance	(8,048,548)	(6,890,682)
Stock compensation expense	152,734	152,734
	—	—

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	2013 $	2012 $
Tax at statutory rate	(1,157,866)	(408,127)
Movement in deferred tax asset	—	191,760
Change in valuation allowance for deferred tax asset	1,157,866	135,779
Other	—	80,588
Income tax expense	$—	$—

11.	Subsequent Events

On February 13th 2014, Alltech Capital Limited subscribed for 1,360,000 shares at a price of $0.074 and received one warrant for each share valid for 2 years at a strike of $0.15cents.

79 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Gold Corporation

Registrant

/s/ Lars Pearl

By: Lars Pearl, Chief Executive Officer and President, Principal Executive Officer and Director

/s/ Agustin Gomez de Segura

By: Agustin Gomez de Segura, Director

/s/ Ross Doyle

By: Ross Doyle, Chief Financial Officer

/s/ Vladimir Bernshtein

By: Vladimir Bernshtein, Chief Development Officer and Director

/s/ Andrey Ratsko

By: Andrey Ratsko, Chief Technical Officer and Director

/s/ Gorden Glenn

By: Gorden Glenn, Director

Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Aurora Gold Corporation

Registrant

/s/ Lars Pearl

By: Lars Pearl, Chief Executive Officer and President, Principal Executive Officer and Director

/s/ Agustin Gomez de Segura

By: Agustin Gomez de Segura, Director

/s/ Ross Doyle

By: Ross Doyle, Chief Financial Officer

/s/ Vladimir Bernshtein

By: Vladimir Bernshtein, Chief Development Officer and Director

/s/ Andrey Ratsko

By: Andrey Ratsko, Chief Technical Officer and Director

/s/ Gorden Glenn

By: Gorden Glenn, Director

Dated: March 31, 2014

80 | AURORA GOLD CORPORATION