Form 10-K/A
period 2013-12-31
AURORA GOLD CORP
filed 2014-09-09
CIK 1037049

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

Documents incorporated by reference: None

2 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K in response to Staff comments received on August 7, 2014.

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

Organization

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

6 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The Company has calculated a body of mineralized material to Guide 7 standards calculated of 2.1 grams per metric ton at a cut off grade of 0.5 grams per metric ton. This mineralized material is located on the Săo Domingos property discussed below. The rest of the Brazil properties are in the preliminary exploration stage and do not contain any known bodies of ore. The Company will also examine data relating to any potential acquisition opportunities of other exploration properties in Latin America and South America.

During 2013 and the first fiscal quarter of 2014, the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

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

The geology of the Săo Domingos property is predominantly composed of paleo-proterozoic Parauari Granites that play host to a number of gold deposits in the Tapajos Basin. Typical Granites of the younger Maloquinha Intrusive Suite have been noticed in the vicinity of the Fofoca resource area, and basic rocks considered to be part of the mesoproterozoic Cachoeira Seca Intrusive Suite occur around the Esmeril target area. The Săo Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings. The Săo Domingos property lies in the Tapajos Province of Para State, Brazil It is situated approximately 250 km SE of Itaituba, the regional center. Small aircraft service Itaituba daily and on occasions flights can be sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and ‘wet’ season site access is granted via light aircraft utilizing the local airstrip.

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

The exploration work program for the Fiscal 2014 will focus on the Brazilian properties. The Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca resource area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralization. The Toucano occurrence will be the focus of channel and auger sampling and will be the focus of an elluvial and oxide small scale production scenario. This is follow up detailed sampling was in response to the high grade gold results noted from the oxide insitu material mapped during the 2012 and 2013 exploration phases.

Two grids were cut through the Fofoca west extension area and the area encompassing the Toucano gold occurrence. These areas were systematically sampled and results showed numerous and extensive zones of anomalous gold mineralization. Assays were submitted for ICP Multi element analysis and results contoured onto plans for review. The results are being analysed for their patterns as related to classic deposit types for the region. The strong variance in the copper anomalism noted between the Toucano grid and the Fofoca grid will be reviewed in relation to the possible timing of mineralizing events at project scale and compared to similar styles within the Tapajos region. The dispersion of the elements has greatly aided the morphological understanding of the lithologies of the project area, and will assist the technical team in targeting subsurface follow up work during the 2014 season. Subsurface exploration will include trenching and follow up drilling at both the Fofoca resource area and the initial drill testing at the Toucano gold occurrence. The technical team are confident that the numerous gold occurrences on the Sao Domingo property will be related to each other and that important path finder elements and structures will lead to more drill targets. The anticipated results should delineate further areas for alluvial/elluvial mining and bulk sampling targets, as well as provide further resource ounces at Toucano to compliment the current and expected increased resources at Fofoca.

Aurora continued the project wide evaluation of tailings and alluvial/elluvial potential. Results showed that follow up test work is recommended and Aurora has an application in place for a trial mining license to carry out bulk sampling of recovery potentially economic material. Concurrently a technical team has been assembled to continue the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock mineralization in preparation for subsurface test work.

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

8 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Subject to receipt of financing, Aurora intends to execute a 3 Stage Exploration Plan

Stage 1. Total meters drilled will be a maximum of 1,000. Budget US$350,000

Stage 2. Total meters drilled will be a maximum of 2,000. Budget US$700,000

Stage 3. Combined with stage 2 and includes tenement wide Auger program to comply with the Department of National Petroleum Minerals (“DNPM”) resource determination. Budget US$1,000,000

Stage 1 program:

•	Appraisal of grade and strike continuity to the North East and South West of the current garimpeiro workings at Toucano.

•	Test the mineralization below these workings. To date, the garimpeiros have worked the upper oxide component of the mineralised material which comprises of an altered stock work within Parauari granites. Silica and pyrite are common in the higher grade zones and has a distinctive greyer colouring giving some visual control on minerialization trends.

•	A 100m spaced series of grid lines grid are planned with one drill hole on each section, (geologist discretion), targeting the minerialization. The target is to intersect minerialization at or near the transition zone of Oxide to Sulphide, estimated within 30 to 40m from surface. It is anticipated that hole depths, inclined at -600 to 325 will be in the range of 60m to 100m. Orientation data is based on previous work within the Toucano pit area. The strike extent was also interpreted from geochem sampling of the area and which complimented technical measurements done on the oxide insitu lithologies.

•	First drill hole, TOU001, will be targeting minerialization in hanging wall and below the current workings. Following holes are designed to test the strike between the previous garimpeiro workings and to trace out the soil geochem results. QA,QC –monitored by the site manager and using commercial standards.

Stage 2 program:

This program designed to follow up on any strike continuity and to infill drill lines with a view to blocking out mineralised material.

Stage 3 program:

•	Auger drilling across the entire Toucano grid.

•	Planned for 1,250 auger locations.

•	Contractor –Explorer Ltda (local exploration Co).

•	Auguring would be done down to auger refusal.

•	Samples would be collected on a 1m basis and sent for analysis in 2m composites or greater basis, based on field observations and experience during the program.

•	Any higher grade samples would then have the 1m fractions of the those intervals sent for reanalysis on a meter by meter basis.

9 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The Company has set up a field operations center at the Sao Domingos property and intend to continue to focus exploration activities on anomalies associated with the Sao Domingos property. During 2013 the Company explored an area of approximately 60 acres of land on the fringe of the Sao Domingo town ship and constructed an additional field base to house and service the increased staff and equipment. The new field camp is located approximately 2 kilometers from the Sao Domingo technical office which is located in town center of Sao Domingo. The Company selected the Săo Domingos property based on its proximity to the other properties, and the logistics currently in place. Access to the Săo Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

The company also intends to expand the current infrastructure on Sao Domingo to include further staff accommodation, office space, workshops for heavy machinery and upgrade the current onsite laboratory for assaying. Currently the Company has a budget for exploration and alluvial/elluvial mining, and is ready to utilise the trial mining license once issued. The exploration phase during 2013, coupled with data from previous campaigns has shown the project has great potential to host significant economic alluvial/elluvial and hard rock mineralization.

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

In Brazil, Aurora has six (6) properties with an approximate total of 16,590 ha within the Tapajos Gold Province. The Exploration licence areas are located in the vicinity of the Săo Domingos Township. The Company has conducted various degrees of exploration activities on the properties and ranked the mineralized occurrences in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on parts of the property if further exploration work is not warranted. A summary of these properties approved by the Department of National Production Minerals (DNPM) is set out below.

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

12 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Exploration expenditures

For fiscal years ended December 31, 2013 and 2012, the Company recorded exploration expenses of $1,682,767 and $332,785 respectively.

Financing Activities:

There were no financing activities during the fiscal year ended December 31, 2013. The Company intends to continue financing activities by raising capital through the equity markets. We cannot guarantee that we will be successful in obtaining sufficient equity financing to carry out our business plans.

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

15 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Number of total employees and number of full time employees

The Company does not have employees. The Company does appoint contractors and consultants. As of March 31, 2014, the Company had on call between 10 to 24 contractors and consultants.

ITEM 1A – RISK FACTORS

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item. However, at the time of this filing, Aurora has not resolved comments from the Staff’s letter of August 7, 2014.

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

The Company has calculated a body of mineralized material to Guide 7 standards of 2.1 tons at a grade of 2.1 grams per metric ton at a cut off grade of 0.5 grams per metric ton. This mineralized material is located on the Săo Domingos property discussed below. The rest of the Brazil properties are in the preliminary exploration stage and do not contain any known bodies of ore. The Company will also examine data relating to any potential acquisition opportunities of other exploration properties in Latin America and South America.

17 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

During 2013 and the first fiscal quarter of 2014, ended March 31, 2014, the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

SAO DOMINGO EXPLORATION COSTS- LIFE TO DATE [In US Dollars]	as at 31 Dec.2013

EXPLORATION GENERAL	332,785

EXPLORATION ASSAYING	31,611

EXPLORATION DRILLING	9,690

EXPLORATION FIELD AND CAMP COSTS	616,027

EXPLORATION GEOLOGICAL CONSULTING	544,526

EXPLORATION LICENSES	26,990

EXPLORATION SALARY AND WAGES	257,058

EXPLORATION TRAVEL AND HELICOPTER	196,858

TOTAL EXPLORATION COSTS:	2,015,544

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

The geology of the Săo Domingos property is predominantly composed of paleo-proterozoic Parauari Granites that play host to a number of gold deposits in the Tapajos Basin. Typical Granites of the younger Maloquinha Intrusive Suite have been noticed in the vicinity of the Fofoca resource area, and basic rocks considered to be part of the mesoproterozoic Cachoeira Seca Intrusive Suite occur around the Esmeril target area. The Săo Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings. The Săo Domingos property lies in the Tapajos Province of Para State, Brazil It is situated approximately 250 km SE of Itaituba, the regional center. Small aircraft service Itaituba daily and on occasions flights can be sourced via Manaus. Access from Itaituba to site is by small aircraft or unsealed road of average to poor quality. The road is subject to seasonal closures and ‘wet’ season site access is granted via light aircraft utilizing the local airstrip.

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

18 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Access and infrastructure.

Itaituba is a township with a population of approximately 120,000, which predominantly supports artisanal mining, farming, agriculture and fishing, and is located approximately 240 kms north of the project area. Itaituba is situated between Belem and Manaus - both are cities of greater than two million people and are located on the Amazon River.

19 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The Săo Domingos property was a previous large alluvial operation, and the property area covers numerous areas of workings. The Săo Domingos property lies in the Tapajos Province of Para State, Brazil It is situated approximately 250 km SE of Itaituba, the regional centre. Small aircraft service Itaituba daily and on occasions flights can be sourced via Manaus. Access from Itaituba to site is by small aircraft to an airstrip located on the verge of the Township and/or via sealed and unsealed roads. The road is subject to seasonal closures and ‘wet’ season site access is granted via light aircraft utilizing the local airstrip.

The company has a house located in the township of Sao Domingo which provides office, messing and storage facilities to the field staff. The company has also acquired an area of 30 acres of land proximal to the Toucano target area, where a 10 man camp and messing facilities were constructed via a local contractor.

The project area has a series of unsealed roads that allow vehicular access to most areas of interest, after which short traverses on foot can access areas of interest.

The Sao Domingo Township provides adequate access to unskilled and semi-skilled labour, along with limited workshops and provision stores.

Project Geology

20 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The geology of the São Domingós property is predominantly composed of paleoproterozoic Parauari Granites that play host to many gold deposits in the Tapajós Basin. Granites typical of the younger Maloquinha Intrusive Suite have been noticed in the project area, and basic rocks considered to be part of the mesoproterozoic Cachoeira Seca Intrusive Suite occur around the Esmeril area.

Within the São Domingós project area the main structures strike NE-SW to E-W. Nearly all documented quartz veins run parallel to this general tectonic trend. Gold, silver, sphalerite, galena, pyrite, chalcopyrite, millerite, malachite and azurite are common minerals found within the rocks within the São Domingós project area. Mineralised rocks in the project area can have elevated copper and oxidised specimens can show significant azurite and malachite.

The Fofoca prospect lies NNE of the village of São Domingós. Previous work by garimpeiros is obvious by the presence of a water filled pit, anecdotally 30 metres deep in some parts, excavated during the 1990’s by garimpeiros exploiting an east west striking quartz vein and adjacent stockwork system. The water filled pits follow the vein and continue to the east where it splits into two pits. It is possible that these pits represent a bifurcation of the vein. Water ingress and poor wall instability saw the cessation of excavation and subsequently old stockpiles were re-treated. The area may have been subject to late stage faulting which has resulted in offsetting the mineralised structure. This 'offsetting' NE-SW trending fault is as yet untested by drilling, but a recent geophysical survey supports the interpretation. This model suggests that the Cachoeirinha prospect is in fact the western off set extension of Fofoca.

Diamond drilling has defined an E-W striking quartz vein of approximately 300 metres in strike length at Fofoca. This structure, which is in the order of 0.5 to 1 metres wide and hosted within the Parauari Granites, is the core of the mineralised zone at Fofoca. Around the ‘high grade’ core of quartz veining associated sulphides and weakly developed stockwork is a ‘low grade’ alteration halo. The stockwork appears poorly developed and is spatially restricted, so mineralization does not extend to any significant distance from the primary vein and thus contacts can be considered sharp. The Fofoca vein has been intersected at depths of over 150 metres and is still considered open at depth, one of the targets of the ill-fated 2008 Fofoca drill program was to target extensions of mineralization at depth. Along strike and down dip the vein is interpreted to vary in thickness locally but to no significant degree. The current interpretation is that the Fofoca vein is terminated to the west by late stage faulting and that the Cachoerinha mineralization is the offset continuation of Fofoca some 400 metres west. A creek crosses the Fofoca vein to the east and to the author's knowledge no work has been down to close of the mineralization to the east, as such it still remains open.

Gold, sphalerite, galena, pyrite and chalcopyrite are commonly associated with the Fofoca vein and where no petrographic, though it is believed that gold mineralization is in some way associated with sulphide mineralogy. Further work needs to be completed better understand the geochemical characterisation of the mineralization at Fofoca and to use this knowledge as an exploration model for other targets in the project area. Initial geological mapping indentified the occurrence of ’red’ granite considered to be part of the Maloquinha Intrusive Suite. At least three deformation events have been seen in field observations, but the dominant feature seems to strike approximately ENE-WSW. Around old workings highly altered and weathered granitic rocks as well as and tuffaceous volcanic rocks and breccias have been identified.

The property is in an evaluation state whereby previous work is being reviewed in order to prioritise targets for follow up drilling as part of the value adding process.

21 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

All power for the Sao Domingo property is via generators. The company has a series of generators to meet the needs of office functions, pumping and any three phase requirements for work shop related matter. Water is pumped from catchment areas and collected in tanks from natural rain water. The area has several permanent small rivers and creeks which provide ample water to the area throughout the year.

QAand QC of exploration samples

Drilling

A total of 1,528 drill core samples were submitted to SGS Lakefield Geosol Laboratórios Ltda for chemical analysis from the two drilling campaigns in the Fofoca prospect in 2006 and 2007 (1,359 in 2006 and 169 in 2007 respectively). Drilling was supervised by the Aurora geological team who inspected individual runs and ensured good recoveries and that depths and orientations were reconciled. Core was stored in labeled boxes at the drill site and transported securely by Aurora personnel to the Aurora core farm daily. Core was laid out for processing in the a purpose built core shed. Here core was logged lithologically and geotechnically, no RQD recovery measurements were taken. Limited structural data was captured. The core was marked up for sampling and photographed. The sample numbers were written on the wooden core boxes making it easier to sample and for future reference. Sample length varied enormously with samples varying from less than 70cm to over 6 metres in length. Quartz veining was sampled at a maximum interval of approximately 1 metre. Drill cores was sampled on site by cutting in half along the orientation line (no or little control on which half was sampled). The practice of cutting core along the orientation line should be avoided in future as this reference may be required if further geotechnical information is required from the core. Sample intervals were determined on different characteristics and mainly according whether the material was quartz vein or not, the sampling practise should be reviewed particularly given the limited geological knowledge which exits in relation to Fofoca and the other deposits of the area. All core was placed and secured in calico sample bags with sample numbers printed on the calico bags and also present on a 'ticket' placed inside the bag with the sample. Samples were logged and secured in larger polyweave sacks in consecutive sample order for secure transport to Itaituba for sample preparation at SGS laboratories sample preparation facility. All sampling and sample dispatch was done under the supervision of Aurora geology staff.

All samples used for validation and interpretation and in the mineralised material estimate were processed by SGS Lakefield Geosol Laboratórios Ltda, a global laboratory network who operate under ISO guidelines and are certified to ISO 9001:2000 industrial standards. SGS have preparation facilities and laboratories all over South America which included Itaituba at the time. Wet laboratory analyses for these samples were also processed by SGS of Brazil at their Belo Horizonte facilities. SGS was engaged as a commercial laboratory for analyses of samples and samples were prepared and analyzed under commercial terms. No relationship beyond service supplier and client exist between Aurora Gold Corporation and SGS Lakefield Geosol Laboratórios Ltda.

22 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Samples were securely shipped from São Domingós to the SGS sample preparation facility in Itaituba. Samples were dried at 105°C for a minimum of eight hours, then crushed to <2mm in a jaw crusher and samples were then split and quartered. A 250 gram fraction was pulverised in ring and puck pulverizer to pass through –150 mesh, with a laboratory standard of more than 80% passing. No grind checks were submitted to Geosure for validation. A representative portion of the pulverised 250 gram fraction was split in a riffle splitter and then sent to Belo Horizonte for quantitative chemical analysis at SGS’s wet laboratory.

Samples were analysed for Au by fire assay (FA) in 50 gram beads, with an atomic absorption spectrometry (AAS) finish. A further 32 elements were determined by inductively coupled plasma mass spectrometry (ICP-MS).

Soils

In May-July 2013 the Fofoca Site was surveyed by geochemical profiling over the 100x20 m survey grid. A total of 1237 samples were collected in the course of implementation of the geochemical sampling program. All samples were analysed for 36 elements by the inductively coupled plasma-mass spectrometry method (ICP-MS) (Table 1) at the international accredited laboratory AcmeLabs, Vancouver, Canada. Each batch of samples included blank samples (blanks), standard samples (SRM) and duplicate samples. Every 100 samples included 2 duplicate samples, 2 standard samples (standard OxD108 - 0,414 ppm Au; and standard OxJ95 - 2,337 ppm Au), and one blank sample. Thus, 5% quality control was maintained.

Map provided by Dmitry Makarov a geologist for the Company.

23 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

BRAZILIAN EXPLORATION PERMIT PROCESS

APPLICATION

In order to obtain a mineral exploration permit, the interested party must present an application addressed to the DNPM, containing the following information and documentation:

(i)	For individuals, name and proof of Brazilian nationality, marital status, occupation, domicile and number of enrolment with the Individual Taxpayers’ Registry of the Ministry of Finance (CPF/MF). For companies, corporate name, number of registration of the company’s articles of association/by-laws at the proper commercial registry, head office address and number of enrolment with the National Registry of Legal Entities (CNPJ);

(ii)	Proof that the corresponding fees have been paid;

(iii)	Designation of the substances to be prospected for;

(iv)	Indication of the surface extension of the area applied for, expressed in hectares, and the municipality and state where the property is located;

(v)	Memorandum containing the description of the requested area;

24 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

(vi)	Plan map of the location of the area, indicating the graphic definition and the main cartographic elements of the area; and

(vii) Prospecting work plan, including the budget and the schedule for the performance of the work.

Non-presentation of the documents listed above will cause prompt dismissal of the application by the DNPM. The applicant will be entitled to complete any missing information or documentation within 60 days from the publishing of the notice to meet such requirements by the DNPM. A fee must be paid by the applicant presenting the application to the DNPM.

PRIORITY RIGHTS

The applicant for a mineral exploration permit, whose application is related to an area considered as free, shall be granted the priority in obtaining the respective title. Therefore, the first application presented to the DNPM for a certain area shall constitute, in general, a priority right. The area will be considered as free when:

(i)	the area is not bound to any other exploration permit, permit registration, mining concession, mine manifest, aerial geological recognizance permission, or any extraction registration by the federal, state and municipal agencies of the direct administration or by independent governmental agencies;

(ii)	the area is not the object of a previous application for an exploration permit, or in cases where there is a previous application, such previous application is subject to prompt dismissal;

(iii)	the area is not the object of a previous permit registration request, or if tied to a permit, the registration of such permit will be requested within 30 days of its issuance date;

(iv)	the area is not the object of a previous extraction registration request filed by any federal, state and municipal agencies of the direct administration or by independent agencies;

(v)	the area is not tied to a request for renewal of an exploration permit, presented in time and pending approval;

(vi)	the area is not tied to an exploration permit with a final report presented in time and pending approval; and

(vii)	the area is not bound to an exploration permit with a final report approved and the legal right to request the mining concession still in force.

SIZE OF AREA

The mineral exploration permits are limited to the following maximum areas:

(i)	2,000 hectares for deposits of metalliferous mineral substances, mineral fertilizers, coal, diamonds, bituminous and pyrobituminous rocks, turf and salt-gem;

(ii)	50 hectares for deposits of sands, gravels and grits for the immediate use in the construction industry; rocks and mineral substances for paving blocks, curbstones, gutters, posts and the like; clay used to manufacture ceramics; rocks, stamped for immediate use in construction industry and limestone used as soil corrective element in agriculture; mineral waters, bottled and drinking waters; sands for industrial use; feldspar; gems (except diamonds); ornamental stones and micas;

(iii)	1,000 hectares for deposits of mineral external rocks and other substances not indicated in items (i) and (ii) above;

(iv)	10,000 hectares for deposits of minerals indicated in item (i) above for areas located in the Amazônia Legal; and

(v)	5 hectares for deposits of mineral substances for the immediate use in the construction industry, which extraction will be carried out by the federal, state and municipal agencies of the direct administration or by independent agencies.

25 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

DURATION

A mineral exploration permit shall be valid and legally in force for a minimum of one year and a maximum of three years from the date of its issuance. Said permit can be successively renewed at the discretion of the DNPM, upon the request of the titleholder. The exploration permit shall be valid for two years in the cases of prospecting of mineral substances indicated in item 4.2.3 (ii) above. For exploration of other substances, the permit shall be valid for three years.

In order to renew the permit, the DNPM shall take into consideration the development of the work performed. The request for renewal of the permit must be presented 60 days prior to the expiration date of the original permit or the previous renewed permit. As to the renewal request, a report must be presented of the work already carried out, indicating the results achieved, as well as reasons justifying continued work. The renewal of the permit does not depend on the publication of a new permit, but only on the publication of the decision to renew.

In the event of partial interference in the area requested and provided that exploration in the remaining area will be justified and considered as technically and economically feasible by the DNPM, the applicant shall be previously consulted to determine if said applicant would be interested in readjusting the application for the remaining area. If the request was dismissed due to the unavailability of the requested area, the applicant shall not be entitled to any claim.

REPORT

The holder of an exploration permit must provide any information requested by the DNPM at the end of the work program and within the validity period of the mineral exploration permit. The holder must present a final report to the DNPM containing geological and technological studies relating to the size of the deposit, as well as demonstrative analysis of the technical and economic feasibility of the exploitation. Such report must be prepared under technical responsibility of a legally qualified professional and must also contain:

(i) information on the area, means of access and communication;

(ii) plan of the geological survey;

(iii) description of the main aspects of the deposit;

(iv) quality of the mineral substance and definition of the deposit;

(v) genesis of the deposit, as well as its qualification and comparison to similar

(i) deposits;

(vi) report of the industrialization assays;

(vii) demonstration of the economic feasibility of the deposit; and

(viii) necessary information for the calculation of any resources on the license, such as the density, area, volume and content.

The final exploration report must be presented independent from the results of the work and shall conclude for the feasibility or non-feasibility of the exploitation development, or for the non-existence of the deposit. The holder of an exploration permit who does not present a final report within the date established by the regulations will be fined. Nevertheless, the exemption from presentation of the report is permitted in certain cases of permit relinquishment by the titleholder. The DNPM must confirm the relinquishment, provided it happened in one of the two following instances:

(i)	at any time, if the titleholder has not been successful at entering the area, despite all the efforts made, including judicial means; or

(ii)	before one-third (1/3) of the term of duration of the exploration permit has passed.

OBLIGATIONS

The titleholder of an exploration permit shall be obliged to:

(i) perform work only within the area specified in the authorization;

(ii) respect the rights of third parties, indemnifying them for damage and losses caused;

(iii) communicate to the DNPM the discovery of a mineral substance not included in the authorization;

26 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

(iv) remove the substances extracted from the area object of the permit for analysis and industrial experiments only with prior authorization of the DNPM (Utilization Bill) and in accordance with the applicable environmental legislation;

(v) start the work within 60 days of the date of the publication of the permit in the Official Gazette of the Federal Executive or as from the judicial ingress in the area to be explored;

(vi) not interrupt the work without justification for more than three consecutive months or for more than 120 non-consecutive days;

(vii) compensate the surface owner or possessor for the occupation of the land and for damage or loss caused by the work; and

(viii) present a final prospecting report.

Besides the fee to be paid for obtaining the mineral exploration permit, the titleholder must also pay to the DNPM an annual fee per each hectare. The fee is established at progressive values, considering the substance, place and size of the area, among other conditions.

RIGHTS

The titleholder of an exploration permit may execute the respective work and necessary auxiliary services, as well as work on land of private or public domain included in the area indicated on the exploration title. The titleholder shall be assured the right of free passage on the private property, including the soil and subsoil in the title area, as well as in neighbouring areas, for performance of the respective work. The titleholder of a set of exploration permits for the same mineral substance in neighbouring or close areas shall be entitled and authorized to present a single research plan and final report, involving and covering the whole set.

TRANSFERABILITY

The mineral exploration permit is a title that can be assigned, totally or partially, to anyone who is in condition to execute the work under such permit in accordance with the applicable legislation. The applications for exploration permits are also transferable, once the respective priority right is assured. The transfer of the permit must be communicated to the DNPM for approval and registration. It will only be legally valid after such procedure is complete.

SANCTIONS

Failure to comply with the obligations derived from exploration permits, depending on the seriousness of the infraction, shall result in the following sanctions imposed by the DNPM: warning, fine or forfeiture.

UTILIZATION BILL

It is possible to extract mineral substances before the mining concession is granted, by means of a Utilization Bill. Extraction may only occur if the interested party has obtained a proper environmental license, and has entered into an agreement with the surface owner as to the extraction work.

SECURITY OF TENURE

After the completion of prospecting work in accordance with the legal provisions and after the approval of the final report by the DNPM, the titleholder shall have the exclusive right to request a mining concession for the area. In this case, the concession can only be refused if the mining work is considered harmful to the public or compromises interests that are more relevant than industrial exploitation.

After the filing of the application for the mining concession and after the approval of the mine’s development plan by the DNPM, the mining concession cannot be refused by the Government. Once the mining concession has been granted and all the legal requirements and provisions duly observed, the concession cannot be cancelled.

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

30 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

e.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not make any repurchases of securities during the fourth quarter of fiscal year ended December 31, 2013 or the subsequent period through to March 31, 2014.

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

Rule 144

There were 51,188,990 shares of Common Stock issued and outstanding at March 31, 2014, of which 31,667,436 shares are deemed "restricted securities," within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

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

Organization

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

The exploration work program for the Fiscal 2014 will focus on the Brazilian properties. The Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca resource area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralization. The Toucano occurrence will be the focus of channel and auger sampling and will be the focus of an elluvial and oxide small scale production scenario. This is follow up detailed sampling was in response to the high grade gold results noted from the oxide insitu material mapped during the 2012 and 2013 exploration phases.

Two grids were cut through the Fofoca west extension area and the area encompassing the Toucano gold occurrence. These areas were systematically sampled and results showed numerous and extensive zones of anomalous gold mineralization. Assays were submitted for ICP Multi element analysis and results contoured onto plans for review. The results are being analysed for their patterns as related to classic deposit types for the region. The strong variance in the copper anomalism noted between the Toucano grid and the Fofoca grid will be reviewed in relation to the possible timing of mineralizing events at project scale and compared to similar styles within the Tapajos region. The dispersion of the elements has greatly aided the morphological understanding of the lithologies of the project area, and will assist the technical team in targeting subsurface follow up work during the 2014 season. Subsurface exploration will include trenching and follow up drilling at both the Fofoca resource area and the initial drill testing at the Toucano gold occurrence. The technical team are confident that the numerous gold occurrences on the Sao Domingo property will be related to each other and that important path finder elements and structures will lead to more drill targets. The anticipated results should delineate further areas for alluvial/elluvial mining and bulk sampling targets, as well as provide further resource ounces at Toucano to compliment the current and expected increased resources at Fofoca.

Aurora continued the project wide evaluation of tailings and alluvial/elluvial potential. Results showed that follow up test work is recommended and Aurora has an application in place for a trial mining license to carry out bulk sampling of recovery potentially economic material. Concurrently a technical team has been assembled to continue the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock mineralization in preparation for subsurface test work.

Results of the follow up exploration during 2013 identified further primary and placer gold occurrences, which were subsequently sampled for gold and associated minerals; cartographic archival data was reviewed, and follow on exploration recommendations and budgets established.

The Company has set up a field operations center at the Sao Domingos property and intend to continue to focus exploration activities on anomalies associated with the Sao Domingos property. During 2013 the Company acquired approximately 60 acres of land on the fringe of the Sao Domingo town ship and constructed an additional field base to house and service the increased staff and equipment. The new field camp is located approximately 2 kilometers from the Sao Domingo technical office which is located in town center of Sao Domingo. The Company selected the Săo Domingos property based on its proximity to the other properties, and the logistics currently in place. Access to the Săo Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

34 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The company also intends to expand the current infrastructure on Sao Domingo to include further staff accommodation, office space, workshops for heavy machinery and upgrade the current onsite laboratory for assaying. Currently the Company has a budget for exploration and alluvial/elluvial mining, and is ready to utilise the trial mining license once issued. The exploration phase during 2013, coupled with data from previous campaigns has shown the project has great potential to host significant economic alluvial/elluvial and hard rock mineralization.

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

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the years ended December 31, 2013 and 2012, and the first fiscal quarter of 2014 ended March 31, 2014.

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

The exploration work program for the Fiscal 2014 will focus on the Brazilian properties. The Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca resource area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralization. The Toucano occurrence will be the focus of channel and auger sampling and will be the focus of an elluvial and oxide small scale production scenario. This is follow up detailed sampling was in response to the high grade gold results noted from the oxide insitu material mapped during the 2012 and 2013 exploration phases.

Two grids were cut through the Fofoca west extension area and the area encompassing the Toucano gold occurrence. These areas were systematically sampled and results showed numerous and extensive zones of anomalous gold mineralization. Assays were submitted for ICP Multi element analysis and results contoured onto plans for review. The results are being analysed for their patterns as related to classic deposit types for the region. The strong variance in the copper anomalism noted between the Toucano grid and the Fofoca grid will be reviewed in relation to the possible timing of mineralizing events at project scale and compared to similar styles within the Tapajos region. The dispersion of the elements has greatly aided the morphological understanding of the lithologies of the project area, and will assist the technical team in targeting subsurface follow up work during the 2014 season. Subsurface exploration will include trenching and follow up drilling at both the Fofoca resource area and the initial drill testing at the Toucano gold occurrence. The technical team are confident that the numerous gold occurrences on the Sao Domingo property will be related to each other and that important path finder elements and structures will lead to more drill targets. The anticipated results should delineate further areas for alluvial/elluvial mining and bulk sampling targets, as well as provide further resource ounces at Toucano to compliment the current and expected increased resources at Fofoca.

Aurora continued the project wide evaluation of tailings and alluvial/elluvial potential. Results showed that follow up test work is recommended and Aurora has an application in place for a trial mining license to carry out bulk sampling of recovery potentially economic material. Concurrently a technical team has been assembled to continue the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock mineralization in preparation for subsurface test work.

Results of the follow up exploration during 2013 identified further primary and placer gold occurrences, which were subsequently sampled for gold and associated minerals; cartographic archival data was reviewed, and follow on exploration recommendations and budgets established.

The Company has set up a field operations center at the Sao Domingos property and intend to continue to focus exploration activities on anomalies associated with the Sao Domingos property. During 2013 the Company acquired approximately 60 acres of land on the fringe of the Sao Domingo town ship and constructed an additional field base to house and service the increased staff and equipment. The new field camp is located approximately 2 kilometers from the Sao Domingo technical office which is located in town center of Sao Domingo. The Company selected the Săo Domingos property based on its proximity to the other properties, and the logistics currently in place. Access to the Săo Domingos property is by light aircraft to a well-maintained strip, by road along the government maintained Trans Garimpeiro highway, and by boat along the multitude of waterways in the Amazon Basin.

45 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

The company also intends to expand the current infrastructure on Sao Domingo to include further staff accommodation, office space, workshops for heavy machinery and upgrade the current onsite laboratory for assaying. Currently the Company has a budget for exploration and alluvial/elluvial mining, and is ready to utilise the trial mining license once issued. The exploration phase during 2013, coupled with data from previous campaigns has shown the project has great potential to host significant economic alluvial/elluvial and hard rock mineralization.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers, directors and employees, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable Financial Industry Regulatory Authority listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (%)

Alltech Capital Limited 59/63 Line Wall Road, PO Box 199 Gibraltar	29,720,000	54.55%

Officers and Directors
Agustin Gomez de Segura c.Kerria 32, 3A Alcobendas Soto de la Moraleja, E-28109, Madrid, Spain	1,245,780	2.29%

Lars M. Pearl Hofnerstrasse 13 6314 Unterageri, Switzerland	1,980,982	3.64%

Ross Doyle 16 Erlibergstrasse 6314 Unteraegeri Switzerland	1,358,490	2.49%
Directors and Officers as a group (3 persons)	31,585,253	61.02%

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

63 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Exhibit	Description	Status
3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.1.3	Certificate of Restoration and Renewal of Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB	Filed
3.2.1	By-laws incorporated by reference to the registration statement on Form 10SB	Filed
3.2.2	Amended and Restated By-laws incorporated by reference to the registration statement on Form 10SB	Filed
4.1	Form of Subscription Agreement incorporated by reference to the Post-Effective amendments for registration statement on Form S-1	Filed
4.2	Form of Series A Warrant incorporated by reference to the Post-Effective amendments for registration statement on Form S-1 filed	Filed
4.3	Debt Settlement Agreement with Samba Minerals Limited incorporated by reference to the registration statement on Form S-1 filed	Filed
4.4	Form of Debt Settlement Agreement with Axino AG, Heroe Investments Inc, Jolanda Investments Ltd, Gemeinhardt GmbH, Lars Pearl and WS Marketing GmbH. incorporated by reference to the registration statement on Form S-1	Filed
10.1	Consulting Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.1	Services Agreement (the “LP Services Agreement”) with Lars Pearl, the Company’s Chief Executive Officer, pursuant to which Mr Pearl will serve as the Company’s Chief Executive Officer.	Filed
10.1	Services Agreement (the “AS Services Agreement”) with Agustin Gomez de Segura, the Company’s Chairman and sole independent director, pursuant to which Mr Segura will serve as the Company’s Chairman and independent director.	Filed
10.2	Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.3	Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.5	Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.7	Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English Corporation incorporated by reference to the Form 10-KSB	Filed
10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed	Filed
10.9	Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.10	Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed	Filed

64 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Exhibit	Description	Status
10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.15	Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.17	Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB	Filed
10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.19	Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.23	Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB	Filed
10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed	Filed
10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2	Filed
10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2	Filed
10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB	Filed
10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A	Filed
10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

65 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

Exhibit	Description	Status
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393- 04689262).	Filed
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

Filed
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed

* Filed Herewith

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

80 | AURORA GOLD CORPORATION

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

81 | AURORA GOLD CORPORATION

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

82 | AURORA GOLD CORPORATION

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

83 | AURORA GOLD CORPORATION

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

84 | AURORA GOLD CORPORATION

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

85 | AURORA GOLD CORPORATION

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

86 | AURORA GOLD CORPORATION

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

87 | AURORA GOLD CORPORATION

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

88 | AURORA GOLD CORPORATION

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

89 | AURORA GOLD CORPORATION

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

90 | AURORA GOLD CORPORATION

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

91 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated: September 9, 2014

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

Dated: September 9, 2014

92 | AURORA GOLD CORPORATION