Form 10-Q
period 2014-03-31
AURORA GOLD CORP
filed 2014-10-20
CIK 1037049

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

☐Yes ☒ No

There were 53,588,990 shares of common stock outstanding on October 16, 2014.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

2 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

3 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AURORA GOLD CORPORATION	31 March	31 December
Consolidated Balance Sheets	2014	2013
(An exploration stage enterprise)	(unaudited)
(Expressed in U.S. Dollars)	$	$

ASSETS
Current assets
Cash	11,528	55,161
Prepayments	71,836	69,519
Total current assets	83,364	124,680

Non current assets
Vehicles and other equipment, net	385,115	377,532
Land Possession Rights	53,323	53,323
Total non current assets	438,438	430,855
Total assets	521,802	555,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	217,272	185,267
Accounts payable and accrued expenses - related party	105,300	10,800
Advances payable - related party	32,000	32,000
Total current liabilities	354,572	228,067

Stockholders’ Equity (Deficiency)
Common stock with par value of $0.005 each
Authorized: 300,000,000 (Dec 31, 2013: 300,000,000)
Issued and outstanding: 51,188,990 (Dec 31, 2013: 49,828,942)	349,786	249,146
Additional paid-in capital	27,211,349	27,211,349
Accumulated other comprehensive income (loss)	(111,516)	(126,564)
Accumulated deficit during the exploration stage	(27,282,389)	(27,006,463)
Total stockholders’ equity (deficiency)	167,230	327,468
Total liabilities and stockholders’ equity (deficiency)	521,802	555,535

The accompanying notes are an integral part of these interim consolidated financial statements.

4 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) UNAUDITED

	For the	For the
AURORA GOLD CORPORATION	Three	Three
	Months	Months
	Ended	Ended
(An exploration stage enterprise)	31 March	31 March
Consolidated Statements of Comprehensive Income (Loss)	2014	2013
(Expressed in U.S. Dollars)	$	$

Operating expenses
Independent directors fees	7,500	9,000
Professional fees - audit, legal, company secretary	161,557	100,543
Investor relations, listing and filing fees	5,814	142,425
Travel and accommodation	-	86,245
Salaries, management and consulting fees	94,000	94,123
Telecommunication costs	-	-
Other general and administrative	(1,635)	9,642
Total general and administration	267,236	441,977
Depreciation and amortization	6,772	6,150
Interest and bank charges	1,559	1,679
Foreign exchange loss (gain)	358	521
Exploration expenses	-	309,803
	275,925	760,130
Other income (expense)
Interest income	-	793
	-	793
Net Loss	(275,925)	(759,337)
Other comprehensive income (loss)
Foreign currency translation adjustments	15,048	(4,684)
Comprehensive income (loss)	(260,877)	(764,021)
Net Loss Per Share - Basic and Diluted	(0.01)	(0.02)
Weighted Average Shares Outstanding - Basic and Diluted	50,226,246	49,828,942

The accompanying notes are an integral part of these interim consolidated financial statements.

5 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

AURORA GOLD CORPORATION	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
(An exploration stage enterprise)	31 March	31 March
Consolidated Statements of Cash Flows	2014	2013
(Expressed in U.S. Dollars)	$	$
Cash Flows From Operating Activities
Net loss for the period	(275,925)	(759,337)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	6,772	6,150
Change in operating assets and liabilities
Decrease (increase) in receivables and other assets	-	-
(Increase) decrease in prepaid expenses and other assets	(2,317)	(128,777)
Increase (decrease) in accounts payable and accrued expenses (including related party)	126,505	136,578
Net Cash Used in Operating Activities	(144,965)	(745,385)
Cash Flows From Investing Activities
Purchase of equipment and land possession rights	(14,355)	(61,768)
Net CashProvided by (used in) Investing Activities	(14,355)	(61,768)
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	100,640	-
Net Cash Provided by Financing Activities	100,640	-
Effect of exchange rate changes on Cash and Cash
Equivalents	15,047	(4,684)
(Decrease) Increase in Cash	(43,633)	(811,837)
Cash at Beginning of Period	55,161	3,963,836
Cash at End of Period	11,528	3,151,999

The accompanying notes are an integral part of these interim consolidated financial statements.

6 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

AURORA GOLD CORPORATION						Accumulated
(An exploration stage enterprise)					Accumulated	Other	Total
	Common		Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Stock		paid-in	Stock	Exploration	Income	Equity
Balance Sheets	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2011	21,982,518	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012	398,180	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 - shares not issued until April 2012	-			17,513			17,513
Issuance of common stock for cash in April 2012	263,200	1,316	77,644				78,960
Issuance of common stock for settlement of indebtedness in April 2012	60,000	300	17,700				18,000
Issuance of common stock in April 2012 for Advances for Stock Subscriptions	125,044	625	36,888	(37,513)			-
Stock option compensation expense	-		55,660				55,660
Issuance of common stock for cash on October 5, 2012	27,000,000	135,000	4,865,000				5,000,000
Net (loss) for the period	-				(1,200,374)		(1,200,374)
Foreign currency translation adjustments	-					63,323	63,323
Balance, December 31, 2012	49,828,942	249,146	27,211,349	-	(23,600,974)	(7,202)	3,852,319
Net (loss) for the period	-				(3,405,489)		(3,405,489)
Foreign currency translation adjustments	-					(119,362)	(119,362)
Balance, December 31, 2013	49,828,942	249,146	27,211,349	-	(27,006,463)	(126,564)	327,468
Issuance of common stock for cash on March 5, 2014	1,360,048	1,360	99,280				100,640
Net (loss) for the period					(275,925)		(275,925)
Foreign currency translation adjustments						15,048	15,048
Balance, March 31, 2014	51,188,990	250,506	27,310,629	-	(27,282,388)	(111,516)	167,231

The accompanying notes are an integral part of these interim consolidated financial statements.

7 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

The Company is a junior mineral exploration company and conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland. The telephone number is (+41) 41 711 0281. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

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

The Company currently has an interest in a strategic land package of four (4) properties covering 14,711 Hectares, none of which contain any reserves. The Company has no revenues, has sustained losses since inception and has been issued an opinion by the auditors expressing substantial doubt about the ability to continue as a going concern. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

Going Concern

The Company has no revenues, and has sustained losses since inception. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the three months ended March 31, 2014, operating activities used cash of $144,965 (March 31, 2013: $745,385). The Company requires additional funds to meet its obligations and maintain its operations.

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

8 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

1.	Organization, Business Strategy and Going Concern (Continued)

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

Certain information and footnote disclosures normally included in interim consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such Securities and Exchange Commission (SEC) rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company’s audited consolidated financial statements for the year ended December 31, 2013. In the opinion of the management of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased. The Company has cash and cash equivalents of $11,528 as at March 31, 2014 ($55,161 as at December 31, 2013). Amounts paid for income taxes and interest during the three month ended March 31, 2014 and 2013 were nil respectively.

9 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

2.	Summary of Significant Accounting Policies (Continued)

(d)	Vehicles and Equipment and Land Possession Rights

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

Interest expense for the periods ended March 31, 2014 and March 31, 2013 were nil.

(i)	Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD). Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these interim consolidated financial statements are stated in Brazilian Real’s. At the period ended March 31, 2014 the Brazilian Real exchange rate to the USD was $0.43730 to 1 Real (March 31, 2013: USD $0.49375 to 1 Real).

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in USD, at the rate of exchange at the balance sheet date. Income and expenses of these subsidiaries are translated at the average rate of exchange throughout the reporting period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at March 31, 2014 and December 31, 2013.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of comprehensive income (loss).

(j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company places its cash with high credit quality financial institutions in Brazil and Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of March 31, 2014 and 2013 respectively. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

11 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

(m)	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the year and (b) additional shares that would have been issued and potentially dilutive securities. During the periods ended March 31, 2014 and 2013 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred. Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period. Stock options outstanding as at March 31, 2014 were 1,930,000 (March 31, 2013: 1,930,000). Warrants outstanding as at March 31, 2014 were 1,360,000 at a price of $0.15 for 2 years (March 31, 2013: 1,600,000).

(n)	Reverse Stock Split

The Company has retroactively adjusted all share and per share information to reflect the reverse stock split, discussed in Note 5, in the consolidated financial statements and notes thereto, as well as throughout the rest of this Report for all periods presented.

12 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

 QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

2.	Summary of Significant Accounting Policies (Continued)

(o)	Interim Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K.

(p)	Recent Accounting Pronouncements

At present, there are no other such pronouncements not yet effective that the Company expects will have a material impact on these interim consolidated financial statements.

13 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

3.	Mineral Properties and Exploration Expenses

In Brazil, Aurora has four (4) properties with an approximate total of 14,711 ha within the Tapajos Gold Province. The Exploration licence areas are located in the vicinity of the Săo Domingos Township. The Company has conducted various degrees of exploration activities on the properties and ranked the mineralised occurrences in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on parts of the property if further exploration work is not warranted. A summary of these properties approved by the Department of National Production Minerals (DNPM) is set out below.

a)	DNPM Process 850.684/06 1,985.91 ha
b)	DNPM Process 850.782/05 6,656.20 ha
c)	DNPM Process 850.119/06 1,068.72 ha
d)	DNPM Process 859.587/95 5,000.00 ha

São Domingos Project in the Municipality of Itaituba, in the Tapajos gold province of the State of Para, Brazil.

a)	DNPM Processes 850.684/06: 1,985.91 ha

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

3.	Mineral Properties and Exploration Expenses (Continued)

c)	DNPM Process 850.119/06: 1,068.72 ha

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

d)	DNPM Process 859.587/95: 5,000 ha

14 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

4.	Advances Payable

As at March 31, 2014 advances payable were $32,000 (March 31, 2013: $32,000), which is non-interest bearing and due on demand.

15 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

5.	Common Stock

On March 5, 2014, Alltech Capital Limited subscribed for 1,360,000 shares at a price of $0.074 and received one warrant for each share valid for 2 years at a strike of $0.15 cents.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

The following is a summary of stock option activity and status at March 31, 2014:

Options Outstanding and Exercisable By Quarter	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years)	Aggregate Intrinsic value
As at December 31, 2011	1,810,000	0.550	4.28	36,500
Forfeited during quarter	(40,000)	1.300	-	-
Granted during quarter	320,000	0.250	-	-
As at March, 31, 2012	2,090,000	0.450	4.21	42,000
Granted during quarter	40,000	0.325	-	-
As at June, 30, 2012	2,130,000	0.485	3.97	34,125
Forfeited during quarter	(200,000)	1.300	-	-
Granted during quarter	-	-	-	-
As at September 30, 2012	1,930,000	0.400	3.74	52,500
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at December 31, 2012	1,930,000	0.400	3.51	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at March 31, 2013	1,930,000	0.400	3.28	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at June 30, 2013	1,930,000	0.400	3.06	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at September 30, 2013	1,930,000	0.400	2.83	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at December 31, 2013	1,930,000	0.400	2.60	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at March 31, 2014	1,930,000	0.400	2.38	Nil

18 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

6.	Stock Options and Warrants (continued)

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

The total fair value of options granted for the three months ended March 31, 2014 was nil (March 31, 2013: $nil) and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date and expected price volatility of the underlying share, the expected dividend yield and the risk free interest rate for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives.

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

As of March 31, 2014, there are 1,360,000 outstanding Warrants to purchase shares of common stock at a price of $0.15 valid for 2 years.

19 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements include:

a)	During the period ended March 31, 2014 consulting fees of $94,500 (March 31, 2013: $105,000) were incurred to directors and officers (or companies of the officers and directors other than Coresco which is disclosed below) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.
b)	Coresco (a company that the CEO and CFO are affiliated with) also charged for geophysical consulting activities and other exploration management fees for a total of $16,000 during the period ended March 31, 2014 (March 31, 2013: $31,500).
c)	Included in accounts payable and accrued expenses and advances payable (related parties) as at March 31, 2014 and March 31, 2013 were $137,300 and $148,049 respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

8.	Non-Cash Investing and Financing Activities

There were no non-cash investing and financings payments during the three months ended March 31, 2014 (March 31, 2013: nil).

9.	Subsequent events

On April 5th 2014, shares were issued to a promotional company for 2,400,000 at a price of $0.03 and received one warrant for each share valid for 2 years at a strike of $0.07 cents.

20 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

The Company currently has an interest in a strategic land package of four (4) properties none of which contain any reserves. The Company has no revenues, has sustained losses since inception and has been issued an opinion by the auditors expressing substantial doubt about the ability to continue as a going concern. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

Exploration and Development

Exploration Activities

The Company is a junior mineral exploration company and conducts principal and technical activities from Coresco AG, Level 3, Gotthardstrasse 20, 6300 Zug, Switzerland. The telephone number is +41 41 711 0281. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

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

The Company currently has an interest in four (4) properties located in Tapajos gold province in Para State, Brazil, collectively called the Sao Domingo project. The Company has conducted exploration activities on the properties and have ranked the properties in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on the properties if further exploration work is not warranted.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

The Company has placed the project areas under care and maintenance whilst looking to raise the required finds to continue to explore the project areas. Subject to successful financing, the Company intends to concentrate exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in other South American countries. Additional contractors and consultants may be hired on as and when the requirement occurs.

Any exploration work program for the Fiscal 2014 will focus on the Brazilian properties. The Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca resource area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralization. The Toucano occurrence will be the focus of channel and auger sampling and will be the focus of an elluvial and oxide small scale production scenario. This is follow up detailed sampling was in response to the high grade gold results noted from the oxide insitu material mapped during the 2012 and 2013 exploration phases.

Two grids were cut through the Fofoca west extension area and the area encompassing the Toucano gold occurrence. These areas were systematically sampled and results showed numerous and extensive zones of anomalous gold mineralization. Assays were submitted for ICP Multi element analysis and results contoured onto plans for review. The results are being analysed for their patterns as related to classic deposit types for the region. The strong variance in the copper anomalism noted between the Toucano grid and the Fofoca grid will be reviewed in relation to the possible timing of mineralizing events at project scale and compared to similar styles within the Tapajos region. The dispersion of the elements has greatly aided the morphological understanding of the lithologies of the project area, and will assist the technical team in targeting subsurface follow up work during the 2014 season. Subsurface exploration will include trenching and follow up drilling at both the Fofoca resource area and the initial drill testing at the Toucano gold occurrence. The technical team is confident that the numerous gold occurrences on the Sao Domingo property will be related to each other and that important path finder elements and structures will lead to more drill targets. The anticipated results should delineate further areas for alluvial/elluvial mining and bulk sampling targets, as well as provide further resource ounces at Toucano to compliment the current and expected increased resources at Fofoca.

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

Subject to receipt of financing, Aurora intends to execute a 3 Stage Exploration Plan:

•	Stage 1. Total meters drilled will be a maximum of 1,000. Budget US$350,000
•	Stage 2. Total meters drilled will be a maximum of 2,000. Budget US$700,000

23 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

•	Stage 3. Combined with stage 2 and includes tenement wide Auger program to comply with the Department of National Petroleum Minerals (“DNPM”) resource determination. Budget US$1,000,000

Stage 1 program:

•	Appraisal of grade and strike continuity to the North East and South West of the current garimpeiro workings at Toucano.
•	Test the mineralization below these workings. To date, the garimpeiros have worked the upper oxide component of the mineralised material which comprises of an altered stock work within Parauari granites. Silica and pyrite are common in the higher grade zones and has a distinctive greyer colouring giving some visual control on minerialization trends.
•	A 100m spaced series of grid lines grid are planned with one drill hole on each section, (geologist discretion), targeting the minerialization. The target is to intersect minerialization at or near the transition zone of Oxide to Sulphide, estimated within 30 to 40m from surface. It is anticipated that hole depths, inclined at -600 to 325 will be in the range of 60m to 100m. Orientation data is based on previous work within the Toucano pit area. The strike extent was also interpreted from geochem sampling of the area and which complimented technical measurements done on the oxide insitu lithologies.
•	First drill hole, TOU001, will be targeting minerialization in hanging wall and below the current workings. Following holes are designed to test the strike between the previous garimpeiro workings and to trace out the soil geochem results. QA,QC –monitored by the site manager and using commercial standards.

Stage 2 program:

This program designed to follow up on any strike continuity and to infill drill lines with a view to blocking out mineralised material.

Stage 3 program:

•	Auger drilling across the entire Toucano grid.
•	Planned for 1,250 auger locations.
•	Contractor –Explorer Ltda (local exploration Co).
•	Auguring would be done down to auger refusal.
•	Samples would be collected on a 1m basis and sent for analysis in 2m composites or greater basis, based on field observations and experience during the program.
•	Any higher grade samples would then have the 1m fractions of the those intervals sent for reanalysis on a meter by meter basis.

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

Completion of the site visit by Geosure Geological Consultants from Australia, the Company’s independent technical qualified person, marked the final stage of the independent technical report, NI43-101, required for any new listing of Aurora onto the TSXV.

24 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

The Company currently has an interest in a strategic land package of four (4) properties none of which contain any reserves. The Company has no revenues, has sustained losses since inception and has been issued an opinion by the auditors expressing substantial doubt about the ability to continue as a going concern. The Company may not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company may be dependent on future financings in order to maintain operations and continue exploration activities.

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

The Company currently has an interest in four (4) properties located in Tapajos gold province in Para State, Brazil, collectively called the Sao Domingo project. The Company has conducted exploration activities on the properties and have ranked the properties in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on the properties if further exploration work is not warranted.

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

25 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

In Brazil, Aurora has four (4) properties with an approximate total of 14,711 ha within the Tapajos Gold Province. The Exploration licence areas are located in the vicinity of the Săo Domingos Township. The Company has conducted various degrees of exploration activities on the properties and ranked the mineralised occurrences in order of merit and may discontinue such activities and dispose of some of the rights to mineral exploration on parts of the property if further exploration work is not warranted. A summary of these properties approved by the Department of National Production Minerals (DNPM) is set out below.

a)	DNPM Process 850.684/06 1,985.91 ha
b)	DNPM Process 850.782/05 6,656.20 ha
c)	DNPM Process 850.119/06 1,068.72 ha
d)	DNPM Process 859.587/95 5,000.00 ha

Access and Infrastructure

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

The company has a camp located near the township of Sao Domingo which provides office, messing and storage facilities to the field staff. The camp was constructed on an area of 30 acres of land acquired by the Company proximal to the Toucano target area, where a 10 man camp and messing facilities were constructed via a local contractor.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

QA and QC of exploration samples

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

Soils

In May-July 2013 the Fofoca Site was surveyed by geochemical profiling over the 100x20m survey grid. A total of 1237 samples were collected in the course of implementation of the geochemical sampling program. All samples were analysed for 36 elements by the inductively coupled plasma-mass spectrometry method (ICP-MS) (Table 1) at the international accredited laboratory AcmeLabs, Vancouver, Canada. Each batch of samples included blank samples (blanks), standard samples (SRM) and duplicate samples. Every 100 samples included 2 duplicate samples, 2 standard samples (standard OxD108 - 0,414 ppm Au; and standard OxJ95 - 2,337 ppm Au), and one blank sample. Thus, 5% quality control was maintained.

29 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

Map provided by Dmitry Makarov a geologist for the Company.

30 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

Brazilian Exploration Permit Process

Application

In order to obtain a mineral exploration permit, the interested party must present an application addressed to the DNPM, containing the following information and documentation:

•	For individuals, name and proof of Brazilian nationality, marital status, occupation, domicile and number of enrolment with the Individual Taxpayers’ Registry of the Ministry of Finance (CPF/MF). For companies, corporate name, number of registration of the company’s articles of association/by-laws at the proper commercial registry, head office address and number of enrolment with the National Registry of Legal Entities (CNPJ);
•	Proof that the corresponding fees have been paid;
•	Designation of the substances to be prospected for;
•	Indication of the surface extension of the area applied for, expressed in hectares, and the municipality and state where the property is located;
•	Memorandum containing the description of the requested area;
•	Plan map of the location of the area, indicating the graphic definition and the main cartographic elements of the area; and
•	Prospecting work plan, including the budget and the schedule for the performance of the work.

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

Priority Rights

The applicant for a mineral exploration permit, whose application is related to an area considered as free, shall be granted the priority in obtaining the respective title. Therefore, the first application presented to the DNPM for a certain area shall constitute, in general, a priority right. The area will be considered as free when:

•	the area is not bound to any other exploration permit, permit registration, mining concession, mine manifest, aerial geological recognizance permission, or any extraction registration by the federal, state and municipal agencies of the direct administration or by independent governmental agencies;

•	the area is not the object of a previous application for an exploration permit, or in cases where there is a previous application, such previous application is subject to prompt dismissal;

•	the area is not the object of a previous permit registration request, or if tied to a permit, the registration of such permit will be requested within 30 days of its issuance date;

•	the area is not the object of a previous extraction registration request filed by any federal, state and municipal agencies of the direct administration or by independent agencies;

•	the area is not tied to a request for renewal of an exploration permit, presented in time and pending approval;

•	the area is not tied to an exploration permit with a final report presented in time and pending approval; and

•	the area is not bound to an exploration permit with a final report approved and the legal right to request the mining concession still in force.

31 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

Size of Area

The mineral exploration permits are limited to the following maximum areas:

•	2,000 hectares for deposits of metalliferous mineral substances, mineral fertilizers, coal, diamonds, bituminous and pyrobituminous rocks, turf and salt-gem;
•	50 hectares for deposits of sands, gravels and grits for the immediate use in the construction industry; rocks and mineral substances for paving blocks, curbstones, gutters, posts and the like; clay used to manufacture ceramics; rocks, stamped for immediate use in construction industry and limestone used as soil corrective element in agriculture; mineral waters, bottled and drinking waters; sands for industrial use; feldspar; gems (except diamonds); ornamental stones and micas;
•	1,000 hectares for deposits of mineral external rocks and other substances not indicated in items (i) and (ii) above;
•	10,000 hectares for deposits of minerals indicated in item (i) above for areas located in the Amazônia Legal; and
•	5 hectares for deposits of mineral substances for the immediate use in the construction industry, which extraction will be carried out by the federal, state and municipal agencies of the direct administration or by independent agencies.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

Report

The holder of an exploration permit must provide any information requested by the DNPM at the end of the work program and within the validity period of the mineral exploration permit. The holder must present a final report to the DNPM containing geological and technological studies relating to the size of the deposit, as well as demonstrative analysis of the technical and economic feasibility of the exploitation. Such report must be prepared under technical responsibility of a legally qualified professional and must also contain:

•	information on the area, means of access and communication;
•	plan of the geological survey;
•	description of the main aspects of the deposit;
•	quality of the mineral substance and definition of the deposit;
•	genesis of the deposit, as well as its qualification and comparison to similar
•	deposits;
•	report of the industrialization assays;
•	demonstration of the economic feasibility of the deposit; and
•	necessary information for the calculation of any resources on the license, such as the density, area, volume and content.

The final exploration report must be presented independent from the results of the work and shall conclude for the feasibility or non-feasibility of the exploitation development, or for the non-existence of the deposit. The holder of an exploration permit who does not present a final report within the date established by the regulations will be fined. Nevertheless, the exemption from presentation of the report is permitted in certain cases of permit relinquishment by the titleholder. The DNPM must confirm the relinquishment, provided it happened in one of the two following instances:

•	at any time, if the titleholder has not been successful at entering the area, despite all the efforts made, including judicial means; or
•	before one-third (1/3) of the term of duration of the exploration permit has passed.

OBLIGATIONS

The titleholder of an exploration permit shall be obliged to:

•	perform work only within the area specified in the authorization;
•	respect the rights of third parties, indemnifying them for damage and losses caused;
•	communicate to the DNPM the discovery of a mineral substance not included in the authorization;
•	remove the substances extracted from the area object of the permit for analysis and industrial experiments only with prior authorization of the DNPM (Utilization Bill) and in accordance with the applicable environmental legislation;
•	start the work within 60 days of the date of the publication of the permit in the Official Gazette of the Federal Executive or as from the judicial ingress in the area to be explored;
•	not interrupt the work without justification for more than three consecutive months or for more than 120 non-consecutive days;
•	compensate the surface owner or possessor for the occupation of the land and for damage or loss caused by the work; and
•	present a final prospecting report.

Besides the fee to be paid for obtaining the mineral exploration permit, the titleholder must also pay to the DNPM an annual fee per each hectare. The fee is established at progressive values, considering the substance, place and size of the area, among other conditions.

33 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

34 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

Results of Operations

Three months ended March 31, 2014 versus three months ended March 31, 2013

Revenues and Net Loss

The Company has yet to generate any revenues or establish any history of profitable operations. The Company recorded a net loss of $275,925 for the three months ended March 31, 2014 (March 31, 2013: net loss $759,337) or $(0.01) (March 31, 2013 $(0.02) per share respectively).

Expenses

The decrease in quarter on quarter costs reflects the decreased exploration activities.

Exploration expenditures

Exploration expenses are charged to operations as they are incurred. The Company recorded exploration expenses of nil for the three months ended March 31, 2014 (March 31, 2013: $309,803) the majority relating to Brazilian properties during the current and prior year.

Depreciation expense

Depreciation expenses charged to operations was $6,772 for the three months ended March 31, 2014 (March 31, 2013: $6,150).

Capital Resources and Liquidity

March 31, 2014 versus December 31, 2013

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

At March 31, 2014 the Company had cash of $11,528 (December 31 2013: $55,161) and working capital of negative $271,208 (December 31, 2013: negative working capital of $103,387). Total liabilities as of March 31, 2014 were $354,572 (December 31, 2013: $228,067).

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

The general business strategy is to acquire mineral projects either directly or through the acquisition of operating entities. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the USA and applicable to a going concern concept, which contemplates the realization of assets and the satisfaction of liabilities and commitments during the normal course of business. As discussed in note 1 to the interim consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during March 31, 2014 operating activities used cash of $144,965 (December 31, 2013: $3,414,198). The Company requires additional funds to meet the Company obligations and maintain the operations. The Company may not have sufficient working capital to (i) pay administrative and general operating expenses through December 31, 2014 and (ii) to conduct preliminary exploration programs. Without cash flow from operations, the Company may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on the properties. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of the properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of interest in certain properties or an actual foreclosure of interest. The Company has no agreements or understandings with any person as to such additional financing.

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

36 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

Cash Flow

Cash flow for the three months ended March 31, 2014 versus three months ended March 31, 2013 was as follows:

Operating activities:

The Company used cash of $144,965 (March 31, 2013: $745,385). Changes in prepaid expenses and other assets resulted in a increase of $2,317 during the period (increase during March 31, 2013: $128,777) and changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $126,505 (March 31, 2013: increase in cash of $136,578).

Investing Activities:

During the period the Company invested $14,355 in the purchase of equipment for exploration activities (March 31, 2013: $61,768).

Financing Activities:

There were no financing activities during the three months ended March 31, 2014.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

38 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

Share Capital

At October 20, 2014, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2013: 300,000,000) common shares with par value of $0.005 each
-	53,588,990 common shares were issued and outstanding (December 31, 2013: 51,188,990).
-	1,930,000 (December 31, 2013: 1,930,000) stock options were outstanding under the incentive stock option plan. The stock options are exercisable at prices ranging from $0.25 to $0.60 per share, with expiry dates ranging from October 10, 2016 to April 9, 2017. If the holders were to acquire all 1,930,000 (December 31, 2013: 1,930,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $779,500 (December 31, 2013: $779,500).
-	3,760,000 warrants exercisable at between $0.07 and $0.15 and expiring between February and March, 2016 were outstanding (December 31, 2013: nil).

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the periods ended March 31, 2014 and 2013 and the subsequent period to October 20, 2014.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

Other than as disclosed below, during the periods ended March 31, 2014, and March 31, 2013, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During three month period ended March 31, 2014, consulting fees of $94,000 (March 31 2013: $105,000) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. Coresco also charged for geophysical consulting activities and other exploration management fees for a total of $16,000 during the three months ended March 31, 2014 (March 31, 2013: $31,500).

Included in accounts payable (related parties) and advances payable (related party) at March 31, 2014 is $137,300 (March 31, 2013: $148,049) payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

42 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

The properties are currently in care and maintenance and subject to financing, the Company intends to concentrate exploration activities on the Brazilian Tapajos properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in other South American countries. Additional contractors and consultants may be hired on as and when the requirement occurs.

Any exploration work program for the Fiscal 2014 will focus on the Brazilian properties. The Company intends to follow up results from previous work on the Sao Domingo property, including the previous drilling and mapping over the Fofoca resource area. Follow up evaluation of the geophysical anomaly west of Fofoca is required to test any strike continuity of potential economic mineralization. The Toucano occurrence will be the focus of channel and auger sampling and will be the focus of an elluvial and oxide small scale production scenario. This is follow up detailed sampling was in response to the high grade gold results noted from the oxide insitu material mapped during the 2012 and 2013 exploration phases.

43 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

Aurora continued the project wide evaluation of tailings and alluvial/elluvial potential. Results showed that follow up test work is recommended and Aurora has an application in place for a trial mining license to carry out bulk sampling of recovery potentially economic material. Concurrently a technical team has been assembled to continue the evaluation of both the alluvial/elluvial potential and the geometry of the hard rock minerialization in preparation for subsurface test work.

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

The company also intends to expand the current infrastructure on Sao Domingo to include further staff accommodation, office space, workshops for heavy machinery and upgrade the current onsite laboratory for assaying. Currently the Company has a budget for exploration and alluvial/elluvial mining, and is ready to utilise the trial mining license once issued. The exploration phase during 2013, coupled with data from previous campaigns has shown the project has great potential to host significant economic alluvial/elluvial and hard rock minerialization.

Completion of the site visit by Geosure Geological Consultants from Australia, the Company’s independent technical qualified person, marked the final stage of the independent technical report, NI43-101, required for any new listing of Aurora on the TSXV.

44 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2013. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2014, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2013. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2014, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

45 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any repurchases of securities during the quarter nor the subsequent period through October 20, 2014.

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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

47 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

Exhibit	Description	Status

10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.15	Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.17	Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB	Filed
10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.19	Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.23	Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB	Filed
10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed	Filed
10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2	Filed
10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2	Filed
10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB	Filed
10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A	Filed
10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K
31.1 31.2	Certification of Chief Executive Officer pursuant to Section 302 Certification of Chief Financial Officer pursuant to Section 302	Included Included

48 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

Exhibit	Description	Status
32.1 32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included Included
99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393- 04689262).	Filed
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

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

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

Dated:  October 20, 2014

50 | AURORA GOLD CORPORATION