Form 10-Q
period 2014-06-30
AURORA GOLD CORP
filed 2014-10-20
CIK 1037049

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

☐ Yes ☒ No

There were 53,588,990 shares of common stock outstanding on June 30, 2014.

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

2 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

3 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AURORA GOLD CORPORATION	30 June	31 December
Consolidated Balance Sheets	2014	2013
(An exploration stage enterprise)	(unaudited)
(Expressed in U.S. Dollars)	$	$
ASSETS
Current assets
Cash	5,285	55,161
Prepayments	-	69,519
Total current assets	5,285	124,680

Non current assets
Vehicles and other equipment, net	115,737	377,532
Land Possession Rights	53,323	53,323
Total non current assets	169,060	430,855
Total assets	174,345	555,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	301,914	185,267
Accounts payable and accrued expenses - related party	204,300	10,800
Advances payable - related party	62,000	32,000
Total current liabilities	568,214	228,067

Stockholders’ Equity (Deficiency)
Common stock with par value of $0.005 each
Authorized: 300,000,000 (Dec 31, 2013: 300,000,000)
Issued and outstanding: 51,188,990 (Dec 31, 2013: 49,828,942)	252,906	249,146
Additional paid-in capital	27,380,229	27,211,349
Accumulated other comprehensive income (loss)	(99,636)	(126,564)
Accumulated deficit during the exploration stage	(27,927,368)	(27,006,463)
Total stockholders’ equity (deficiency)	(393,869)	327,468
Total liabilities and stockholders’ equity (deficiency)	174,345	555,535

The accompanying notes are an integral part of these interim consolidated financial statements.

4 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) UNAUDITED

	For the	For the
	Three	Three	For the	For the
	Months	Months	Six Months	Six Months
AURORA GOLD CORPORATION	Ended	Ended	Ended	Ended
(An exploration stage enterprise)	30 June	30 June	30 June	30 June
Consolidated Statements of Comprehensive Income (Loss)	2014	2013	2014	2013
(Expressed in U.S. Dollars)	$	$	$	$
Operating expenses
Independent directors fees	7,500	9,000	15,000	18,000
Professional fees - audit, legal, company secretary	234,648	98,550	396,205	199,093
Investor relations, listing and filing fees	74,515	22,112	80,329	164,537
Travel and accommodation	920	23,459	920	109,704
Salaries, management and consulting fees	91,229	119,000	185,229	213,123
Telecommunication costs	11	1,773	11	1,773
Other general and administrative	18,150	26,088	16,515	35,730
Total general and administration	426,973	299,982	694,209	741,959
Depreciation and amortization	802	7,315	7,574	13,465
Interest and bank charges	627	2,572	2,186	4,251
Foreign exchange loss (gain)	(1,311)	(2,823)	(953)	(2,303)
Exploration expenses	-	447,499	-	757,301
	427,091	754,544	703,016	1,514,674
Other income (expense)
Write-off of equipment	217,889	-	217,889	-
Interest income	-	1,347	-	2,141
	217,889	1,347	217,889	2,141
Net Loss	(644,980)	(753,197)	(920,905)	(1,512,533)
Other comprehensive income (loss)	-
Foreign currency translation adjustments	11,880	(74,104)	26,928	(78,788)
Comprehensive income (loss)	(633,100)	(827,301)	(893,977)	(1,591,321)
Net Loss Per Share – Basic and Diluted	(0.01)	(0.02)	(0.02)	(0.03)
Weighted Average Shares Outstanding – Basic and Diluted	53,215,649	49,828,942	51,726,296	49,828,942

The accompanying notes are an integral part of these interim consolidated financial statements.

5 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	Six Months	Six Months
AURORA GOLD CORPORATION	Ended	Ended
(An exploration stage enterprise)	30 June	30 June
Consolidated Statements of Cash Flows	2014	2013
(Expressed in U.S. Dollars)	$	$
Cash Flows From Operating Activities
Net loss for the period	(920,905)	(1,512,533)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	7,574	13,465
Write-off of equipment	217,889	-
Change in operating assets and liabilities
Decrease (increase) in receivables and other assets	-	-
(Increase) decrease in prepaid expenses and other assets	69,519	(97,324)
Increase (decrease) in accounts payable and accrued expenses (including related party)	310,148	247
Net Cash Used in Operating Activities	(315,775)	(1,596,145)
Cash Flows From Investing Activities
Purchase of equipment and land possession rights	(14,355)	(274,279)
Net CashProvided by (used in) Investing Activities	(14,355)	(274,279)
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	172,640	-
Loan proceeds from related party	30,000	-
Net Cash Provided by Financing Activities	202,640	-
Effect of exchange rate changes on Cash and Cash Equivalents	77,614	(78,789)
(Decrease) Increase in Cash	(49,876)	(1,949,213)
Cash at Beginning of Period	55,161	3,963,836
Cash at End of Period	5,285	2,014,623

The accompanying notes are an integral part of these interim consolidated financial statements.

6 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

						Accumulated
AURORA GOLD CORPORATION					Accumulated	Other	Total
(An exploration stage enterprise)	Common		Additional	Advances for	(deficit) during	Comprehensive	Stockholders'
Consolidated Statements of Stockholders' Equity (Deficiency)	Stock		paid-in	Stock	Exploration	Income	Equity
Balance Sheets	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2011	21,982,518	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012	398,180	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 - shares not issued until April 2012	-			17,513			17,513
Issuance of common stock for cash in April 2012	263,200	1,316	77,644				78,960
Issuance of common stock for settlement of indebtedness in April 2012	60,000	300	17,700				18,000
Issuance of common stock in April 2012 for Advances for Stock Subscriptions	125,044	625	36,888	(37,513)			-
Stock option compensation expense	-		55,660				55,660
Issuance of common stock for cash on October 5, 2012	27,000,000	135,000	4,865,000				5,000,000
Net (loss) for the period	-				(1,200,374)		(1,200,374)
Foreign currency translation adjustments	-					63,323	63,323
Balance, December 31, 2012	49,828,942	249,146	27,211,349	-	(23,600,974)	(7,202)	3,852,319
Net (loss) for the period	-				(3,405,489)		(3,405,489)
Foreign currency translation adjustments	-					(119,362)	(119,362)
Balance, December 31, 2013	49,828,942	249,146	27,211,349	-	(27,006,463)	(126,564)	327,468
Issuance of common stock for cash on March 5, 2014	1,360,048	1,360	99,280				100,640
Net (loss) for the period					(275,925)		(275,925)
Foreign currency translation adjustments						15,048	15,048
Balance, March 31, 2014	51,188,990	250,506	27,310,629	-	(27,282,388)	(111,516)	167,231
Issuance of common stock for cash on April 15, 2014	2,400,048	2,400	69,600				72,000
Net (loss) for the period	-				(644,980)		(644,980)
Foreign currency translation adjustments	-					11,880	11,880
Balance, June 30, 2014	53,589,038	252,906	27,380,228	-	(27,927,368)	(99,636)	(393,869)

The accompanying notes are an integral part of these interim consolidated financial statements.

7 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the six months ended June 30, 2014, operating activities used cash of $315,775 (June 30, 2013: $1,596,145). The Company requires additional funds to meet its obligations and maintain its operations.

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased. The Company has cash and cash equivalents of $5,285 as at June 30, 2014 ($55,161 as at December 31, 2013). Amounts paid for income taxes during the three and six months June 30, 2014 and 2013 were nil; and for interest paid nil respectively.

9 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

Interest expense for the periods ended June 30, 2014 and June 30, 2013 were nil.

(i)	Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD). Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these interim consolidated financial statements are stated in Brazilian Real’s. At the period ended June 30, 2014 the Brazilian Real exchange rate to the USD was $0.45340 to 1 Real (June 30, 2013: USD $0.44890 to 1 Real).

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in USD, at the rate of exchange at the balance sheet date. Income and expenses of these subsidiaries are translated at the average rate of exchange throughout the reporting period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at June 30, 2014 and December 31, 2013.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of comprehensive income (loss).

(j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.   The Company places its cash with high credit quality financial institutions in Brazil and Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company had funds deposited in banks beyond the insured limits as of June 30, 2014 and 2013 respectively. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

11 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

(m)	Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the year and (b) additional shares that would have been issued and potentially dilutive securities. During the periods ended March 31, 2014 and 2013 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred. Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period. Stock options outstanding as at June 30, 2014 were 1,930,000 (June 30, 2013: 9,650,000). Warrants outstanding as at June 30, 2014 totaled 3,760,000 at respective prices of of $0.15 for 2 years and $0.07 for 2 years (June 30, 2013: 1,930,000).

(n)	Reverse Stock Split

The Company has retroactively adjusted all share and per share information to reflect the reverse stock split, discussed in Note 5, in the consolidated financial statements and notes thereto, as well as throughout the rest of this Report for all periods presented.

12 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

As at June 30, 2014 advances payable were $62,000 (June 30, 2013: $32,000), which is non-interest bearing and due on demand.

15 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

The following is a summary of stock option activity and status at March 31, 2014:

Options Outstanding and Exercisable By Quarter	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years)	Aggregate Intrinsic value
As at December 31, 2011	1,810,000	0.550	4.28	36,500
Forfeited during quarter	(40,000)	1.300	-	-
Granted during quarter	320,000	0.250	-	-
As at March, 31, 2012	2,090,000	0.450	4.21	42,000
Granted during quarter	40,000	0.325	-	-
As at June, 30, 2012	2,130,000	0.485	3.97	34,125
Forfeited during quarter	(200,000)	1.300	-	-
Granted during quarter	-	-	-	-
As at September 30, 2012	1,930,000	0.400	3.74	52,500
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at December 31, 2012	1,930,000	0.400	3.51	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at March 31, 2013	1,930,000	0.400	3.28	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at June 30, 2013	1,930,000	0.400	3.06	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at September 30, 2013	1,930,000	0.400	2.83	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at December 31, 2013	1,930,000	0.400	2.60	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at March 31, 2014	1,930,000	0.400	2.38	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at June 30, 2014	1,930,000	0.400	2.15	Nil

18 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

The total fair value of options granted for the six months ended June 30, 2014 was nil (June 30, 2013: $nil) and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date and expected price volatility of the underlying share, the expected dividend yield and the risk free interest rate for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives.

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

As of June 30, 2014, there are 3,760,000 outstanding Warrants to purchase shares of common stock at respective prices of $0.15 for 2 years and $0.07 for 2 years (June 30, 2013: 1,930,000).

19 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements include:

a)	During the period ended June 30, 2014 consulting fees of $181,500 (June 30, 2013: $317,000) were incurred to directors and officers (or companies of the officers and directors other than Coresco which is disclosed below) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.
b)	Coresco (a company that the CEO and CFO are affiliated with) also charged for geophysical consulting activities and other exploration management fees for a total of $32,500 during the period ended June 30, 2014 (June 30, 2013: $63,000).
c)	Included in accounts payable and accrued expenses and advances payable (related parties) as at June 30, 2014 and December 31, 2013 were $258,800 and $42,800 respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

8.	Non-Cash Investing and Financing Activities

There were no non-cash investing and financings payments during the six months ended June 30, 2014 (June 30, 2013: nil).

9.	Subsequent events

There are no subsequent events other than stated throughout this report.

20 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

During 2013 and the first fiscal two quarters of 2014, the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

During 2013 and the second fiscal quarter of 2014, ended June 30, 2014, the Company has been evaluating property holdings in order to determine whether to implement exploration programs on existing properties or to acquire interests in new properties.

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

Map provided by Dmitry Makarov a geologist for the Company.

30 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

34 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

Results of Operations

Three and six months ended June 30, 2014 versus three and six months ended June 30, 2013

Revenues and Net Loss

The Company has yet to generate any revenues or establish any history of profitable operations. The Company recorded a net loss of $920,905 for the six months ended June 30, 2014 (June 30, 2013: net loss $1,512,533) and $644,980 for the three months ended June 30, 2014 (June 30, 2013: net loss $753,197) or $(0.02 (June 30, 2013: $(0.01)) and $(0.03) [June 30, 2013: $(0.00)] per share respectively.

Expenses

The decrease in quarter on quarter costs reflects the decreased exploration activities.

Exploration expenditures

Exploration expenses are charged to operations as they are incurred. The Company recorded exploration expenses of nil for the three months ended March 31, 2014 (March 31, 2013: $309,803) the majority relating to Brazilian properties during the current and prior year.

Exploration expenses are charged to operations as they are incurred. The Company recorded exploration expenses of nil for the six months ended June 30, 2014 (June 30, 2013: $757,301) and nil for the three months ended June 30, 2014 (June 30, 2014: $447,499) the majority relating to Brazilian properties during the current and prior year.

Depreciation expense

Depreciation expenses charged to operations were $7,574 for the six months ended June 30, 2014 and $802 for the three months ended June 30, 2014 (June 30, 2013 $13,465 and $7,315 for prior periods).

Capital Resources and Liquidity

June 30, 2014 versus December 31, 2013

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

At June 30, 2014 the Company had cash of $5,285 (December 31 2013: $55,161) and negative working capital of $562,929 (December 31, 2013: negative working capital of $103,387). Total liabilities as of June 30, 2014 were $568,214 (December 31, 2013: $228,067).

The Company intends to continue finance activities by raising capital through the equity markets and special purpose placements.

35 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

Cash Flow

Cash flow for the six months ended June 30, 2014 versus six months ended June 30, 2013 was as follows:

Operating activities:

The Company used cash of 315,755 (June 30, 2013: $1,596,145). Changes in prepaid expenses and other assets resulted in a decrease of $69,519 during the period (June 30, 2013: increase of $97,324) and changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $310,148 (June 30, 2013: increase in cash of $247).

Investing Activities:

During the period the Company invested nil in the purchase of equipment for exploration activities (June 30, 2013: $274,279)

Financing Activities:

There were no financing activities during the six months ended June 30, 2014.

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

38 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

Share Capital

At October 20, 2014, the Company had:

-	Authorized share capital of 300,000,000 (December 31, 2013: 300,000,000) common shares with par value of $0.005 each
-	56,922,323 common shares were issued and outstanding (December 31, 2013: 51,188,990).
-	1,930,000 (December 31, 2013: 1,930,000) stock options were outstanding under the incentive stock option plan. The stock options are exercisable at prices ranging from $0.25 to $0.60 per share, with expiry dates ranging from October 10, 2016 to April 9, 2017. If the holders were to acquire all 1,930,000 (December 31, 2013: 1,930,000) shares issuable upon the exercise of all incentive stock options outstanding, the Company would receive an additional $779,500 (December 31, 2013: $779,500).
-	3,760,000 warrants exercisable at between $0.07 and $0.15 and expiring between February and March, 2016 were outstanding (December 31, 2013: nil).

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the periods ended June 30, 2014 and 2013 and the subsequent period to October 20, 2014.

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

Other than as disclosed below, during the periods ended June 30, 2014, and June 30, 2013, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During six month period ended June 30, 2014, consulting fees of $181,500 (June 30, 2013: $317,000) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. Coresco also charged for geophysical consulting activities and other exploration management fees for a total of $32,500 during the six months ended June 30, 2014 (June 30, 2013: $63,000).

Included in accounts payable (related parties) and advances payable (related party) at June 30, 2014 is $258,800 (December 31, 2013: $42,800) payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

42 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aurora is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2013. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2014, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2013. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2014, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

45 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

47 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

Exhibit	Description	Status
10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.15	Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.17	Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB	Filed
10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.19	Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.23	Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB	Filed
10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed	Filed
10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2	Filed
10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2	Filed
10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB	Filed
10.38	Asset Purchase Agreement dated June 15, 20102010 incorporated by reference to the registration statement on Form S-1/A	Filed
10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K
31.1	Certification of Chief Executive Officer pursuant to Section 302	Included
31.2	Certification of Chief Financial Officer pursuant to Section 302	Included

48 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30,2014

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

49 | AURORA GOLD CORPORATION