Form 10-K/A
period 2013-12-31
AURORA GOLD CORP
filed 2014-11-21
CIK 1037049

AURORA GOLD CORPORATION
FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)
ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2

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

Documents incorporated by reference: None

2 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS) ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2013

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K in response to Staff comment letter dated September 16, 2014.

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

Dated: November 20, 2014

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

Dated: November 20, 2014

92 | AURORA GOLD CORPORATION