Form 10-Q
period 2014-09-30
AURORA GOLD CORP
filed 2015-02-24
CIK 1037049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

☒ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-24393

AURORA GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3945947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/ Lars Pearl, 43a Zugerbergstrasse, 6314, Unterageri, Zug, Switzerland.	+41 78 879 6966
(Address of principal executive offices)	(Issuer’s telephone number)

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

There were 56,922,323 shares of common stock outstanding on September 30, 2014.

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

A review of this was not performed by a registered public accounting firm and the Form 10-Q is considered substantially deficient and not timely filed.

Aurora Gold Corp intends to remedy the deficiency by attempting to raise funds and re-engage independent auditors to review the financial statements, at which time the financial statements would be refiled under an amended 10-Q/A.  When the review is completed by a registered accounting firm, the Company will file an amendment to remove the references to the deficiency and the financial statements as (not reviewed.)

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

3 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited) (not reviewed)

AURORA GOLD CORPORATION	30 September	31 December
Consolidated Balance Sheets	2014	2013
(An exploration stage enterprise)	(unaudited)
(Expressed in U.S. Dollars)	$	$
ASSETS
Current assets
Cash	187	55,161
Prepayments	-	69,519
Total current assets	187	124,680

Non current assets
Vehicles and other equipment, net	151,337	377,532
Land Possession Rights	-	53,323
Total non current assets	151,337	430,855
Total assets	151,524	555,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	158,350	185,267
Accounts payable and accrued expenses - related party	299,864	10,800
Advances payable - related party	63,608	32,000
Total current liabilities	521,822	228,067

Stockholders’ Equity (Deficiency)
Common stock with par value of $0.005 each
Authorized: 300,000,000 (Dec 31, 2013: 300,000,000)
Issued and outstanding: 56,922,323 (Dec 31, 2013: 49,828,942)	256,239	249,146
Additional paid-in capital	27,526,895	27,211,349
Accumulated other comprehensive income (loss)	(118,708)	(126,564)
Accumulated deficit during the exploration stage	(28,034,724)	(27,006,463)
Total stockholders’ equity (deficiency)	(370,298)	327,468
Total liabilities and stockholders’ equity (deficiency)	151,524	555,535

The accompanying notes are an integral part of these interim consolidated financial statements.

4 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) UNAUDITED

Not Reviewed

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months
AURORA GOLD CORPORATION	Ended	Ended	Ended	Ended
(An exploration stage enterprise)	30 September	30 September	30 September	30 September
Consolidated Statements of Comprehensive Income (Loss)	2014	2013	2014	2013
(Expressed in U.S. Dollars)	$	$	$	$
Operating expenses
Independent directors fees	7,500	9,000	22,500	27,000
Professional fees - audit, legal, company secretary	11,800	111,091	408,005	310,183
Investor relations, listing and filing fees	5,068	27,105	85,397	191,641
Travel and accommodation	-	46,252	920	155,954
Salaries, management and consulting fees	76,000	113,216	261,229	326,338
Telecommunication costs	-	1,165	11	2,938
Other general and administrative	5,697	24,673	22,212	60,392
Total general and administration	106,065	332,503	800,274	1,074,462
Depreciation and amortization	721	13,919	8,295	27,387
Interest and bank charges	529	2,259	2,715	6,509
Foreign exchange loss (gain)	43	(3,623)	(910)	(5,925)
Exploration expenses	-	567,086	-	1,324,387
	107,358	912,143	810,374	2,426,817
Other income (expense)
Write-off of equipment	-	-	217,889	-
Interest income	-	(2,011)	-	4,151
	-	2,011	217,889	4,151
Net Loss	(107,358)	(910,133)	(1,028,263)	(2,422,666)
Other comprehensive income (loss)	-
Foreign currency translation adjustments	(19,072)	(15,188)	7,856	(93,976)
Comprehensive income (loss)	(126,430)	(925,321)	(1,020,407)	(2,516,642)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.02)	(0.02)	(0.05)
Weighted Average Shares Outstanding – Basic and Diluted	54,748,458	49,828,942	52,748,518	49,828,942

The accompanying notes are an integral part of these interim consolidated financial statements.

5 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Not Reviewed

	For the	For the
	Nine Months	Nine Months
AURORA GOLD CORPORATION	Ended	Ended
(An exploration stage enterprise)	30 September	30 September
Consolidated Statements of Cash Flows	2014	2013
(Expressed in U.S. Dollars)	$	$
Cash Flows From Operating Activities
Net loss for the period	(1,028,263)	(2,422,666)
Adjustments to reconcile net loss to cash used in operating activities	-	-
Depreciation and amortization	8,295	27,384
Write-off of equipment	217,889	-
Change in operating assets and liabilities
Decrease (increase) in receivables and other assets	-	-
(Increase) decrease in prepaid expenses and other assets	69,519	(80,220)
Increase (decrease) in accounts payable and accrued expenses (including related party)	263,756	(43,577)
Net Cash Used in Operating Activities	(468,804)	(2,519,079)
Cash Flows From Investing Activities
Purchase of equipment and land possession rights	(224)	(384,893)
Net CashProvided by (used in) Investing Activities	(224)	(384,893)
Cash Flows From Financing Activities
Proceeds from common stock less issuance costs	322,639	-
Loan proceeds from related party	31,608	-
Net Cash Provided by Financing Activities	354,247	-
Effect of exchange rate changes on Cash and Cash Equivalents	59,807	(93,976)
(Decrease) Increase in Cash	(54,974)	(2,997,948)
Cash at Beginning of Period	55,161	3,963,836
Cash at End of Period	187	965,888

The accompanying notes are an integral part of these interim consolidated financial statements.

6 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED) (Unaudited)

AURORA GOLD CORPORATION (An exploration stage enterprise) Consolidated Statements of Stockholders' Equity (Deficiency)	Common Stock		Additional paid-in	Advances for Stock	Accumulated(deficit) during Exploration	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance Sheets	Shares	Amount	capital	Subscriptions	Stage	(Loss)	(Deficiency)
(Expressed in U.S. Dollars)	#	$	$	$	$	$	$
Balance, December 31, 2011	21,982,518	109,913	22,040,994	20,000	(22,400,600)	(70,525)	(300,218)
Issuance of common stock for settlement of indebtedness in March 2012	398,180	1,991	117,463				119,454
Issuance of common stock for cash in March 2012 - shares not issued until April 2012	-			17,513			17,513
Issuance of common stock for cash in April 2012	263,200	1,316	77,644				78,960
Issuance of common stock for settlement of indebtedness in April 2012	60,000	300	17,700				18,000
Issuance of common stock in April 2012 for Advances for Stock Subscriptions	125,044	625	36,888	(37,513)			-
Stock option compensation expense	-		55,660				55,660
Issuance of common stock for cash on October 5, 2012	27,000,000	135,000	4,865,000				5,000,000
Net (loss) for the period	-				(1,200,374)		(1,200,374)
Foreign currency translation adjustments	-					63,323	63,323
Balance, December 31, 2012	49,828,942	249,146	27,211,349	-	(23,600,974)	(7,202)	3,852,319
Net (loss) for the period	-				(3,405,489)		(3,405,489)
Foreign currency translation adjustments	-					(119,362)	(119,362)
Balance, December 31, 2013	49,828,942	249,146	27,211,349	-	(27,006,463)	(126,564)	327,468
Issuance of common stock for cash on March 5, 2014	1,360,048	1,360	99,280				100,640
Net (loss) for the period					(275,925)		(275,925)
Foreign currency translation adjustments						15,048	15,048
Balance, March 31, 2014	51,188,990	250,506	27,310,629	-	(27,282,388)	(111,516)	167,231
Issuance of common stock for cash on April 15, 2014	2,400,048	2,400	69,600				72,000
Net (loss) for the period	-				(644,980)		(644,980)
Foreign currency translation adjustments	-					11,880	11,880
Balance, June 30, 2014	53,589,038	252,906	27,380,228	-	(27,927,368)	(99,636)	(393,869)
Issuance of common stock for settlement of indebtedness in August 29, 2014	3,333,285	3,333	146,667				150,000
Net (loss) for the period	-				(107,358)		(107,358)
Foreign currency translation adjustments	-					(19,072)	(19,072)
Balance, September 30, 2014	56,922,323	256,239	27,526,895	-	(28,034,724)	(118,708)	(370,298)

The accompanying notes are an integral part of these interim consolidated financial statements.

7 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

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

The Company is a junior mineral exploration company and conducts principal and technical activities from C/ Lars Pearl, 43a Zugerbergstrasse, 6314, Unterageri, Zug, Switzerland.

The telephone number is (+41) 78 879 6966. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

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

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

Going Concern

The Company has no revenues, and has sustained losses since inception. The Company will not generate revenues even if any of its exploration programs indicate that a mineral deposit may exist on the properties. Accordingly, the Company will be dependent on future financings in order to maintain operations and continue exploration activities.

These interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and during the nine months ended September 30, 2014, operating activities used cash of $468,804 (September 30, 2013: $2,519,079). The Company requires additional funds to meet its obligations and maintain its operations.

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

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

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

10 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

(c) Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity date of three months or less when purchased. The Company has cash and cash equivalents of $187 as at September 30, 2014 ($55,161 as at December 31, 2013). Amounts paid for income taxes during the three and nine months September 30, 2014 and 2013 were nil; and for interest paid nil respectively.

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

Vehicles	5 years
Office equipment, furniture and fixtures	2 to 10 years
Mining equipment	10 years

11 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

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

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

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

(h) Interest Expense

Interest expense for the periods ended September 30, 2014 and September 30, 2013 were nil.

(i) Foreign Currency Translation and Transactions

The Company's reporting currency is the United States Dollar (USD). Aurora Gold Mineração Ltda is a foreign operation and its functional currency is the Brazilian Real (Real). Certain contractual obligations in these interim consolidated financial statements are stated in Brazilian Real’s. At the period ended September 30, 2014 the Brazilian Real exchange rate to the USD was $0.40780 to 1 Real (September 30, 2013: USD $0.44600 to 1 Real).

13 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in USD, at the rate of exchange at the balance sheet date. Income and expenses of these subsidiaries are translated at the average rate of exchange throughout the reporting period. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations. Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at September 30, 2014 and December 31, 2013.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in foreign exchange (gain) loss in the consolidated statements of comprehensive income (loss).

(j) Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash with high credit quality financial institutions in Brazil and Canada. The Company occasionally has cash deposits in excess of federally insured limits. The Company had funds deposited in banks beyond the insured limits as of September 30, 2014 and 2013 respectively. The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

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

14 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

(m) Basic and Diluted Net Income (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the year and (b) additional shares that would have been issued and potentially dilutive securities. During the periods ended September 30, 2014 and 2013 the diluted earnings (loss) per share was equivalent to the basic earnings (loss) per share because all potentially dilutive securities were anti-dilutive due to the net losses incurred. Potentially dilutive securities consist of stock options and warrants outstanding at the end of the reporting period. Stock options outstanding as at September 30, 2014 were 1,930,000 (September 30, 2013: 1,930,000). Warrants outstanding as at September 30, 2014 totaled 3,760,000 at respective prices of $0.15 for 2 years and $0.07 for 2 years (September 30, 2013: Nil).

(n) Reverse Stock Split

The Company has retroactively adjusted all share and per share information to reflect the reverse stock split, discussed in Note 5, in the consolidated financial statements and notes thereto, as well as throughout the rest of this Report for all periods presented.

15 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

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

d) DNPM Process 859.587/95 5,000.00 ha

16 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

3. Mineral Properties and Exploration Expenses (Continued)

São Domingos Project in the Municipality of It aituba, in the Tapajos gold province of the State of Para, Brazil.

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

17 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

3. Mineral Properties and Exploration Expenses (Continued)

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

4. Advances Payable

As at September 30, 2014 advances payable were $63,608 (September 30, 2013: $32,000), which is non-interest bearing and due on demand.

5. Common Stock

On March 5, 2014, Alltech Capital Limited subscribed for 1,360,000 shares at a price of $0.074 and received one warrant for each share valid for 2 years at a strike of $0.15 cents.

During April 2014, the Company entered into a debt settlement agreement for $72,000 in accounts payable which was settled for 2,400,000 shares of common stock at an issue price of $0.03 per share. Attached to these shares was a warrant for every share valid for 2 years at a strike of $0.07 cents.

During August 2014, the Company entered into a debt settlement agreement for $150,000 in accounts payable which was settled for 3,333,000 shares of common stock at an issue price of $0.045 per share.

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

•

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

•	Approve a change of the par value of the shares of common stock of Aurora from a pre-consolidated par value of $0.001 per share to an amended par value of $0.005 per share; and

•

Amend Article Four of the Articles of Aurora as follows “FOURTH. The authorized capital stock of this Corporation shall consist of 300 Million (300,000,000) shares of common stock with a par value of $0.005 per share.”

18 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

5. Common Stock (Continued)

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

19 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

5. Common Stock (Continued)

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

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

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

The following is a summary of stock option activity and status at September 30, 2014:

Options Outstanding and Exercisable By Quarter	Stock Options #	Weighted Average Exercise Price $	Remaining Contractual Life (years)	Aggregate Intrinsic value
As at December 31, 2012	1,930,000	0.400	3.51	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at March 31, 2013	1,930,000	0.400	3.28	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at June 30, 2013	1,930,000	0.400	3.06	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at September 30, 2013	1,930,000	0.400	2.83	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at December 31, 2013	1,930,000	0.400	2.60	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at March 31, 2014	1,930,000	0.400	2.38	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at June 30, 2014	1,930,000	0.400	2.15	Nil
Forfeited during quarter	-	-	-	-
Granted during quarter	-	-	-	-
As at September 30, 2014	1,930,000	0.400	1.92	Nil

21 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

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

The total fair value of options granted for the nine months ended September 30, 2014 was nil (September 30, 2013: $nil) and expensed in full as options were vested in full on grant. The fair value of options are determined using the Black Scholes option pricing model that takes into account the exercise price, the expected life of the option, the share price at grant date and expected price volatility of the underlying share, the expected dividend yield and the risk free interest rate for the term of the option. Management determined 2.50 years to be the average expected likely life of the options and utilized the simplified method due to the fact that the Company has not had significant options granted to develop historical data to provide a reasonable basis to estimate option lives.

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

22 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

6. Stock Options and Warrants (continued)

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

As of September 30, 2014, there are 3,760,000 outstanding Warrants to purchase shares of common stock at respective prices of $0.15 for 2 years and $0.07 for 2 years (September 30, 2013: Nil).

7. Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements include:

a)

During the period ended September 30, 2014 consulting fees of $283,500 (September 30, 2013: $333,000) were incurred to directors and officers (or companies of the officers and directors other than Coresco which is disclosed below) of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b)

Coresco (a company that the CEO and CFO are affiliated with) also charged for geophysical consulting activities and other exploration management fees for a total of $37,975 during the period ended September 30, 2014 (September 30, 2013: $94,500).

c)

Included in accounts payable and accrued expenses and advances payable (related parties) as at September 30, 2014 and December 31, 2013 were $366,672 and $42,800 respectively payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

23 | AURORA GOLD CORPORATION

AURORA GOLD CORPORATION

FINANCIAL STATEMENTS (EXPRESSED IN U.S. DOLLARS)

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

8. Non-Cash Investing and Financing Activities

There were no non-cash investing and financings payments during the nine months ended September 30, 2014 (September 30, 2013: nil).

9. Subsequent events

The offices of Aurora gold Corp were moved from level 3 Gotthardstrasse Zug, to 43a Zugerbergstrasse, 6314, Unterageri, Zug, Switzerland effective October 1, 2014.

Ross Doyle resigned as Chief Executive officer of Aurora Gold Corp as of the 19 December, 2014.

24 | AURORA GOLD CORPORATION

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

25 | AURORA GOLD CORPORATION

The Company is a junior mineral exploration company and conducts principal and technical activities from C/ Helvetica Neue. The telephone number is (+41) 7887 96966. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

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

Exploration and Development

Exploration Activities

The Company is a junior mineral exploration company and conducts principal and technical activities from C/ Lars Pearl, 43a Zugerbergstrasse, 6314, Unterageri, Zug, Switzerland. The telephone number is +41 7887 96966. These offices are provided to the Company on a month-to-month basis. The Company believes these offices are adequate for the business requirements during the next 12 months. The Company does not own any real property.

The strategic objectives of the Company are to concentrate efforts on existing operations where infrastructure already exists, properties presently being developed or in advanced stages of exploration that have potential for additional discoveries and grass-roots exploration opportunities. The Company is currently concentrating on property exploration activities in Brazil.

26 | AURORA GOLD CORPORATION

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

27 | AURORA GOLD CORPORATION

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

28 | AURORA GOLD CORPORATION

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

29 | AURORA GOLD CORPORATION

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

30 | AURORA GOLD CORPORATION

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

31 | AURORA GOLD CORPORATION

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

32 | AURORA GOLD CORPORATION

Access and Infrastructure

Itaituba is a township with a population of approximately 120,000, which predominantly supports artisanal mining, farming, agriculture and fishing, and is located approximately 240 kms north of the project area. Itaituba is situated between Belem and Manaus - both are cities of greater than two million people and are located on the Amazon River.

33 | AURORA GOLD CORPORATION

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

34 | AURORA GOLD CORPORATION

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

35 | AURORA GOLD CORPORATION

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

36 | AURORA GOLD CORPORATION

Samples were securely shipped from São Domingós to the SGS sample preparation facility in Itaituba. Samples were dried at 105°C for a minimum of eight hours, then crushed to 2mm in a jaw crusher and samples were then split and quartered. A 250 gram fraction was pulverised in ring and puck pulverizer to pass through –150 mesh, with a laboratory standard of more than 80% passing. No grind checks were submitted to Geosure for validation. A representative portion of the pulverised 250 gram fraction was split in a riffle splitter and then sent to Belo Horizonte for quantitative chemical analysis at SGS’s wet laboratory.

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

37 | AURORA GOLD CORPORATION

Map provided by Dmitry Makarov a geologist for the Company.

38 | AURORA GOLD CORPORATION

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

39 | AURORA GOLD CORPORATION

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

40 | AURORA GOLD CORPORATION

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

41 | AURORA GOLD CORPORATION

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

42 | AURORA GOLD CORPORATION

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

43 | AURORA GOLD CORPORATION

After the filing of the application for the mining concession and after the approval of the mine’s development plan by the DNPM, the mining concession cannot be refused by the Government. Once the mining concession has been granted and all the legal requirements and provisions duly observed, the concession cannot be cancelled.

Results of Operations

Three and nine months ended September 30, 2014 versus three and nine months ended September 30, 2013

Revenues and Net Loss

The Company has yet to generate any revenues or establish any history of profitable operations. The Company recorded a net loss of $1,028,263 for the nine months ended September 30, 2014 (September 30, 2013: net loss $2,422,666) and $107,358 for the three months ended September 30, 2014 (September 30, 2013: net loss $910,133) or $(0.02 (September 30, 2013: $(0.05)) and $(0.03) [September 30, 2013: $(0.02)] per share respectively.

Expenses

The decrease in quarter on quarter costs reflects the decreased exploration activities.

Exploration expenditures

Exploration expenses are charged to operations as they are incurred. The Company recorded exploration expenses of nil for the nine months ended September 30, 2014 (September 30, 2013: $1,324,387) and nil for the three months ended September 30, 2014 (September 30, 2013: $567,068) the majority relating to Brazilian properties during the current and prior year.

Depreciation expense

Depreciation expenses charged to operations were $8,295 for the nine months ended September 30, 2014 and $721 for the three months ended September 30, 2014 (September 30, 2013 $37,384 and $13,919 for prior periods).

44 | AURORA GOLD CORPORATION

Capital Resources and Liquidity

September 30, 2014 versus December 31, 2013

During 2014 the capital markets continued to be tight and many companies had restricted access to debt and equity financing. The Company's exploration properties are in the exploration stage and have not commenced commercial production. Consequently the Company has no history of earnings or cash flow from its operations. As a result, the Company is reviewing its 2014 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

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

At September 30, 2014 the Company had cash of $187 (December 31, 2013: $55,161) and negative working capital of $521,635 (December 31, 2013: negative working capital of $103,387). Total liabilities as of September 30, 2014 were $521,822 (December 31, 2013: $228,067).

The Company intends to continue finance activities by raising capital through the equity markets and special purpose placements.

On March 5, 2014, Alltech Capital Limited subscribed for 1,360,000 shares at a price of $0.074 and received one warrant for each share valid for 2 years at a strike of $0.15 cents.

During April 2014, the Company entered into a debt settlement agreement for $72,000 in accounts payable which was settled for 2,400,000 shares of common stock at an issue price of $0.03 per share. Attached to these shares was a warrant for every share valid for 2 years at a strike of $0.07 cents.

During August 2014, the Company entered into a debt settlement agreement for $150,000 in accounts payable which was settled for 3,333,000 shares of common stock at an issue price of $0.045 per share.

45 | AURORA GOLD CORPORATION

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

46 | AURORA GOLD CORPORATION

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

Cash Flow

Cash flow for the nine months ended September 30, 2014 versus nine months ended September 30, 2013 was as follows:

Operating activities:

The Company used cash of 468,804 (September 30, 2013: $2,519,079). Changes in prepaid expenses and other assets resulted in a decrease of $69,519 during the period (September 30, 2013: decrease of $80,220) and changes in accounts payable and accrued expenses (including related party) resulted in an increase in cash of $263,756 (September 30, 2013: decrease in cash of $43,577).

Investing Activities:

During the period the Company invested nil in the purchase of equipment for exploration activities (September 30, 2013: $384,893)

47 | AURORA GOLD CORPORATION

Financing Activities:

On March 5, 2014, Alltech Capital Limited subscribed for 1,360,000 shares at a price of $0.074 and received one warrant for each share valid for 2 years at a strike of $0.15 cents.

During April 2014, the Company entered into a debt settlement agreement for $72,000 in accounts payable which was settled for 2,400,000 shares of common stock at an issue price of $0.03 per share. Attached to these shares was a warrant for every share valid for 2 years at a strike of $0.07 cents.

During August 2014, the Company entered into a debt settlement agreement for $150,000 in accounts payable which was settled for 3,333,000 shares of common stock at an issue price of $0.045 per share.

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

48 | AURORA GOLD CORPORATION

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

49 | AURORA GOLD CORPORATION

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

Share Capital

At November 28, 2014, the Company had:

•	Authorized share capital of 300,000,000 (December 31, 2013: 300,000,000) common shares with par value of $0.005 each

•	56,922,323 common shares were issued and outstanding (December 31, 2013: 49,828,990).

•

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

•	3,760,000 warrants exercisable at between $0.07 and $0.15 and expiring between February and March, 2016 were outstanding (December 31, 2013: nil).

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

•

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

•	Approve a change of the par value of the shares of common stock of Aurora from a pre-consolidated par value of $0.001 per share to an amended par value of $0.005 per share; and

•

Amend Article Four of the Articles of Aurora as follows “FOURTH. The authorized capital stock of this Corporation shall consist of 300 Million (300,000,000) shares of common stock with a par value of $0.005 per share.”

50 | AURORA GOLD CORPORATION

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

51 | AURORA GOLD CORPORATION

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes during the periods ended September 30, 2014 and 2013 and the subsequent period to November 28, 2014.

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

52 | AURORA GOLD CORPORATION

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

Depreciation is provided over the following useful lives:

Vehicles	5 years
Office equipment, furniture and fixtures	2 to 10 years
Mining equipment	10 years

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

53 | AURORA GOLD CORPORATION

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

54 | AURORA GOLD CORPORATION

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

Other than as disclosed below, during the periods ended September 30, 2014, and September 30, 2013, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

There have been no transactions or proposed transactions with officers and directors during the last two years to which the Company is a party except as follows:

During nine month period ended September 30, 2014, consulting fees of $283,500 (September 30, 2013: $333,000) were incurred to directors and officers of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. Coresco also charged for geophysical consulting activities and other exploration management fees for a total of $37,975 during the nine months ended September 30, 2014 (September 30, 2013: $94,500).

Included in accounts payable (related parties) and advances payable (related party) at September 30, 2014 is $366,672 (December 31, 2013: $42,800) payable to officers and directors of the Company for consulting fees and various expenses incurred on behalf of the Company.

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

55 | AURORA GOLD CORPORATION

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

56 | AURORA GOLD CORPORATION

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

57 | AURORA GOLD CORPORATION

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2013. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of September 30, 2014, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

58 | AURORA GOLD CORPORATION

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any repurchases of securities during the quarter nor the subsequent period through November 28, 2014.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

During the quarter, no material default has occurred with respect to any indebtedness of the Company. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4 – MINING SAFETY DISCLOSURES

There are no current mining activities at the date of this report.

ITEM 5 – OTHER INFORMATION

None.

59 | AURORA GOLD CORPORATION

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

Filed

60 | AURORA GOLD CORPORATION

Exhibit	Description	Status
10.2	Confidentiality Agreement between Hans W. Biener of SupplyConsult GbR and Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.3	Assignment of Novo Porto and Santa Clara Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.4	Novo Porto Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.5	Declaration of Translator for translation of Porto Novo Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.6	Novo Porto Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.7	Declaration of Translator for translation of Novo Porto Option Agreement from Portuguese to English Corporation incorporated by reference to the Form 10-KSB	Filed
10.8	Santa Clara Memorandum of Understanding incorporated by reference to the registration statement on Form SB filed	Filed
10.9	Declaration of Translator for translation of Santa Clara Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.10	Assignment of Ouro Mil Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.11	Ouro Mil Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB filed	Filed
10.12	Declaration of Translator for translation of Ouro Mil Memorandum of Understanding from Portuguese to English Corporation incorporated by reference to the registration statement on Form SB	Filed
10.13	Ouro Mil Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.14	Declaration of Translator for translation of Ouro Mil Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.15	Assignment of Sao Domingos Memorandum of Understanding to Aurora Gold Corporation incorporated by reference to the registration statement on Form SB	Filed
10.16	Sao Domingos Memorandum of Understanding Corporation incorporated by reference to the registration statement on Form SB	Filed
10.17	Declaration of Translator for translation of Sao Domingos Memorandum of Understanding from Portuguese to English incorporated by reference to the registration statement on Form SB	Filed
10.18	Săo Domingos Option Agreement incorporated by reference to the Form 10-KSB	Filed

61 | AURORA GOLD CORPORATION

Exhibit	Description	Status
10.19	Declaration of Translator for translation of Săo Domingos Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.20	Santa Isabel Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.21	Declaration of Translator for translation of Santa Isabel Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.22	Săo Joăo Option Agreement incorporated by reference to the Form 10-KSB	Filed
10.23	Declaration of Translator for translation of Săo Joăo Option Agreement from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.24	Piranhas Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.25	Declaration of Translator for translation of Piranhas Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-KSB	Filed
10.26	Branca de Neve Memorandum of Understanding incorporated by reference to the Form 10- QSB	Filed
10.27	Declaration of Translator for translation of Branca de Neve Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.28	Bigode Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.29	Declaration of Translator for translation of Bigode Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB filed	Filed
10.30	Santa Lucia Memorandum of Understanding incorporated by reference to the Form 10-QSB	Filed
10.31	Declaration of Translator for translation of Santa Lucia Memorandum of Understanding from Portuguese to English incorporated by reference to the Form 10-QSB	Filed
10.34	Settlement Agreement dated as of August 9, 2007 between the Company and Luis Mauricio incorporated by reference to the Form SB-2	Filed
10.35	Form of Subscription Agreement between the Selling Stockholders and the Company incorporated by reference to the Form SB-2	Filed
10.36	Comandante Araras Memorandum of Understanding incorporated by reference to the Form 10-KSB	Filed
10.37	2007 Stock Option Plan incorporated by reference to the Form 10-KSB	Filed
10.38	Asset Purchase Agreement dated June 15, 2010 incorporated by reference to the registration statement on Form S-1/A	Filed

62 | AURORA GOLD CORPORATION

Exhibit	Description	Status
10.39	Asset Purchase Agreement dated June 14, 2011 incorporated by reference to the 8-K
31.1	Certification of Chief Executive Officer pursuant to Section 302	Included
31.2	Certification of Chief Financial Officer pursuant to Section 302	Included
32.1 32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included Included
99.1	Corporate Governance Principles incorporated by reference to the Form 10-KSB filed on March 25, 2004 (SEC File No. 000-24393- 04689262).	Filed
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

___________

* Filed Herewith

63 | AURORA GOLD CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Aurora Gold Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

AURORA GOLD CORPORATION

Dated: February 20, 2015	By:	/s/ Lars Pearl
	Name:	Lars Pearl
	Title:	President and CEO
Principal Executive Officer

Dated: February 20, 2015	By:	/s/ Ross Doyle
	Name:	Ross Doyle
	Title:	CFO
Principal Financial Officer

Dated: February 20, 2015	By:	/s/ Agustin Gomez de Segura
	Name:	Agustin Gomez de Segura
	Title:	Director

64 | AURORA GOLD CORPORATION